Form 10-Q
period 2020-06-30
CC Neuberger Principal Holdings I
filed 2020-08-14
CIK 1800347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August [_], 2020, 41,400,000 Class A ordinary shares, par value $0.0001 per share, and 15,350,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

CC NEUBERGER PRINCIPAL HOLDINGS I

Quarterly Report on Form 10-Q

Table of Contents

		Page No.
PART I. FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Unaudited Condensed Balance Sheet as of June 30, 2020	1

	Unaudited Condensed Statements of Operations for the three months ended June 30, 2020 and for the period from January 14, 2020 (inception) through June 30, 2020	2

	Unaudited Condensed Statement of Changes in Shareholders’ Equity for the period from January 14, 2020 (inception) through June 30, 2020	3

	Unaudited Condensed Statement of Cash Flows for the period from January 14, 2020 (inception) through June 30, 2020	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION		22

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

SIGNATURES		24

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CC NEUBERGER PRINCIPAL HOLDINGS I

UNAUDITED CONDENSED BALANCE SHEET

JUNE 30, 2020

Assets
Current assets:
Cash	$1,643,079
Prepaid expenses	465,063
Total current assets	2,108,142
Investments in money market funds held in Trust Account	414,028,653
Total Assets	$416,136,795

Liabilities and Shareholders' Equity
Current liabilities:
Accrued expenses	$217,145
Accounts payable	872,438
Total current liabilities	1,089,583
Deferred legal fees	947,087
Deferred underwriting commissions	14,490,000
Total Liabilities	16,526,670

Commitments and Contingencies

Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized, 39,461,012 shares subject to possible redemption at $10.00 per share	394,610,120

Shareholders' Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,938,988 shares issued and outstanding (excluding 39,461,012 and shares subject to possible redemption)	194
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 15,350,000 shares issued and outstanding	1,535
Additional paid-in capital	5,164,919
Accumulated deficit	(166,643)
Total shareholders' equity	5,000,005
Total Liabilities and Shareholders' Equity	$416,136,795

The accompanying notes are an integral part of these unaudited condensed financial statements.

CC NEUBERGER PRINCIPAL HOLDINGS I

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

		For the period from
	For the three months ended	January 14, 2020 (inception)
	June 30, 2020	through June 30, 2020
General and administrative expenses	$172,519	$195,296
Loss from operations	(172,519)	(195,296)
Investment income on Trust Account	28,653	28,653
Net loss	$(143,866)	$(166,643)

Weighted average shares outstanding of Class A ordinary shares	41,400,000	41,400,000
Basic and diluted net income per share, Class A	$0.00	$0.00
Weighted average shares outstanding of Class B ordinary shares	15,350,000	15,350,000
Basic and diluted net loss per share, Class B	$(0.01)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CC NEUBERGER PRINCIPAL HOLDINGS I

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the period from January 14, 2020 (inception) through June 30, 2020
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholder's
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - January 14, 2020 (Inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	15,350,000	1,535	23,465	-	25,000
Net loss	-	-	-	-	-	(22,777)	(22,777)
Balance - March 31, 2020 (unaudited)	-	$-	15,350,000	$1,535	$23,465	$(22,777)	$2,223
Sale of units in initial public offering, gross	41,400,000	4,140	-	-	413,995,860	-	414,000,000
Offering costs	-	-	-	-	(24,528,232)	-	(24,528,232)
Sale of private placement warrants to Sponsor	-	-	-	-	10,280,000	-	10,280,000
Shares subject to possible redemption	(39,461,012)	(3,946)	-	-	(394,606,174)	-	(394,610,120)
Net loss	-	-	-	-	-	(143,866)	(143,866)
Balance - June 30, 2020 (unaudited)	1,938,988	$194	15,350,000	$1,535	$5,164,919	$(166,643)	$5,000,005

The accompanying notes are an integral part of these unaudited condensed financial statements.

CC NEUBERGER PRINCIPAL HOLDINGS I

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the period from
January 14, 2020 (inception)
through June 30, 2020
Cash Flows from Operating Activities:
Net loss	$(166,643)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by Sponsor pursuant to note payable	8,867
Investment income on Trust Account	(28,653)
Changes in operating assets and liabilities:
Prepaid expenses	(25,063)
Accrued expenses	51,001
Accounts payable	3,001
Net cash used in operating activities	(157,490)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(414,000,000)
Net cash used in investing activities	(414,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	(125,206)
Proceeds received from initial public offering, gross	414,000,000
Proceeds received from private placement	10,280,000
Payment of offering costs	(8,354,225)
Net cash provided by financing activities	415,800,569

Net increase in cash	1,643,079

Cash - beginning of the period	-
Cash - ending of the period	$1,643,079

Supplemental disclosure of noncash investing and financing activities:
Offering costs issued in exchange of Class B ordinary shares to Sponsor	$25,000
Offering costs included in accrued expenses	$166,144
Offering costs included in accounts payable	$429,437
Offering costs included in note payable	$116,339
Prepaid expenses included in accounts payable	$440,000
Deferred underwriting commissions in connection with the initial public offering	$14,490,000
Deferred legal fees	$947,087
Class A ordinary shares subject to possible redemption at $10.00 per share	$394,610,120

The accompanying notes are an integral part of these unaudited condensed financial statements.

CC NEUBERGER PRINCIPAL HOLDINGS I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND BASIS OF PRESENTATION

CC Neuberger Principal Holdings I (the "Company") is an incorporated blank check company incorporated in the Cayman Islands on January 14, 2020. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified ("Business Combination"). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus in the financial, technology and business services sectors.

At June 30, 2020, the Company had not yet commenced operations. All activity for the period from January 14, 2020 (inception) through June 30, 2020 relates to the Company's formation and the Initial Public Offering, which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is CC Neuberger Principal Holdings I Sponsor LLC, a Delaware limited liability company (the "Sponsor"). The registration statement for the Company’s Initial Public Offering was declared effective on April 23, 2020. On April 28, 2020, the Company consummated its Initial Public Offering of 41,400,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 5,400,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $414.0 million, and incurring offering costs of approximately $24.5 million, inclusive of approximately $14.5 million in deferred underwriting commissions and approximately $0.9 million in deferred legal fees (Note 6).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 10,280,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor, generating gross proceeds of approximately $10.3 million (Note 4).

Upon the closing of the Initial Public Offering and the Private Placement, $414.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (the “Trust Account”) and invested in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

CC NEUBERGER PRINCIPAL HOLDINGS I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to public shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification ("ASC") Topic 480 "Distinguishing Liabilities from Equity." In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which will be adopted by the Company upon the consummation of the Initial Public Offering (the "Amended and Restated Memorandum and Articles of Association"), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the "SEC"), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of our Founder Shares prior to this Initial Public Offering (the "Initial Shareholders") have agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company has agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

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

Liquidity

As of June 30, 2020, the Company had approximately $1.6 million in its operating bank account, and working capital of approximately $1.0 million.

The Company’s liquidity needs to date have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares to the Sponsor, the loans from the Sponsor of approximately $125,000 to the Company under the Note (see Note 5) to cover for offering costs in connection with the Initial Public Offering, and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note on May 29, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of June 30, 2020, there were no amounts outstanding under any Working Capital Loan.

Upon the closing of the Initial Public Offering and the Private Placement, $414.0 million of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in the Trust Account and invested in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below. The investments in money market funds held in Trust Account are generally convertible to cash within the Trust Account on a same-day basis.

Management continue to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

CC NEUBERGER PRINCIPAL HOLDINGS I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Basis of presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period for the three months ended June 30, 2020 and for the period from January 14, 2020 (inception) through June 30, 2020 are not necessarily indicative of the results that may be expected through December 31, 2020.

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

CC NEUBERGER PRINCIPAL HOLDINGS I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000, and investments held in Trust Account. At June 30, 2020, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account. At June 30, 2020, the Company’s investments held in Trust Account consists entirely of money market funds which invest only in direct U.S. government treasury obligations.

Cash and cash equivalents

The Company considers all short-term investments held within its operating account, with an original maturity of three months or less when purchased, to be cash equivalents.

Investments in money market funds held in trust account

Upon the closing of the Initial Public Offering and the Private Placement, the Company was required to place net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement in a Trust Account, which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by management of the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account. Investments held in Trust Account are classified as trading securities, which are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of trading securities is included in investment income on Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information, Other than for investments in open-ended money market funds with published daily net asset values (“NAV”), in which case the Company uses NAV as a practical expedient to fair value. The NAV on these investments is typically held constant at $1.00 per unit.

Financial instruments

The fair value of the Company's assets and liabilities, which qualify as financial instruments under the FASB ASC 820, "Fair Value Measurements and Disclosures," approximates the carrying amounts represented in the balance sheet.

Fair value measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of June 30, 2020, the carrying values of cash, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s investments in money market funds held in Trust Account are valued using NAV as a practical expedient for fair value under ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), and are therefore excluded from the levels of the fair value hierarchy.

CC NEUBERGER PRINCIPAL HOLDINGS I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Offering costs associated with the initial public offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering and that were charged to shareholders’ equity upon the completion of the Initial Public Offering in April 2020.

Class A ordinary shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2020, 39,461,012 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net loss per ordinary share

Net loss per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the periods. The Company has not considered the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and private placement warrants underlying the Private Placement Units to purchase an aggregate of 24,080,000 Class A ordinary shares in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

The Company's unaudited condensed statements of operations include a presentation of loss per share for ordinary shares subject to redemption in a manner similar to the two class method of income per share. Net income per share, basic and diluted for Class A ordinary shares for three months ended June 30, 2020 and for the period from January 14, 2020 (inception) through June 30, 2020 are calculated by dividing the investment income on Trust Account of approximately $29,000 for each period by the weighted average number of Class A ordinary shares outstanding since issuance.

Net loss per share, basic and diluted for Class B ordinary shares for the three months ended June 30, 2020 and for the period from January 14, 2020 (inception) through June 30, 2020 are calculated by dividing the net loss of approximately $144,000 and $167,000, less net income attributable to Class A ordinary shares of approximately $29,000 and approximately $29,000, resulting in a net loss of approximately $173,000 and approximately $195,000, respectively, by the weighted average number of Class B ordinary shares outstanding for the periods.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company's management determined that the Cayman Islands is the Company's only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

CC NEUBERGER PRINCIPAL HOLDINGS I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 3. INITIAL PUBLIC OFFERING

On April 28, 2020, the Company sold 41,400,000 Units, including 5,400,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $414.0 million, and incurring offering costs of approximately $24.5 million, inclusive of approximately $14.5 million in deferred underwriting commissions and approximately $0.9 million in deferred legal fees.

Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant ("Public Warrant"). Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 7).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 10,280,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor, generating gross proceeds of approximately $10.3 million.

Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at $11.50 per share. Certain proceeds of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder shares

On January 16, 2020, the Company issued 2,875,000 Class B ordinary shares to the Sponsor (the "Founder Shares") in exchange for a payment of $25,000 for offering costs made by the Sponsor on behalf of the Company. On March 6, 2020, the Company effected a share capitalization resulting in the Sponsor holding an aggregate of 13,625,000 founder shares. On March 6, 2020, the Sponsor transferred 50,000 Founder Shares to each of Keith W. Abell and Eva F. Huston, the Company's independent director nominees. On April 23, 2020, the Company effected a share capitalization resulting in an aggregate of 15,350,000 Founder Shares issued and outstanding. The Sponsor currently owns an aggregate of 15,250,000 Class B ordinary shares and the independent directors, collectively, currently own an aggregate of 100,000 Class B ordinary shares. All shares and the associated amounts have been retroactively restated to reflect the aforementioned share capitalization. On April 24, 2020, the underwriters exercised their 15% over-allotment option in full; thus, the Founder Shares were no longer subject to forfeiture.

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

Related party loans

On January 16, 2020, the Sponsor agreed to loan the Company up to $300,000 to be used for the payment of costs related to the Initial Public Offering pursuant to a promissory note (the "Note"). The Note is non-interest bearing, unsecured and due upon the closing of the Initial Public Offering. The Company borrowed approximately $125,000 under the Note. On May 29, 2020, the Company repaid the Note to the Sponsor in full.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company's officers and directors may, but are not obligated to, loan the Company funds as may be required ("Working Capital Loans"). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender's discretion, up to $2.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. The Company had no borrowings under the Working Capital Loans as of June 30, 2020.

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

CC NEUBERGER PRINCIPAL HOLDINGS I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The underwriters were entitled to an underwriting discount of $0.20 per unit, or approximately $8.3 million, paid upon the closing of the Initial Public Offering. In addition, the underwriters will be entitled to a deferred underwriting commission of $0.35 per unit, or approximately $14.5 million. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Deferred legal fees

The Company obtained legal advisory services from two legal counsel firms in connection with the Initial Public Offering and agreed to pay their fees upon the consummation of the initial Business Combination. As of June 30, 2020, the Company recorded approximately $0.9 million in deferred legal fees in connection with such agreements in the accompanying balance sheet.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CC NEUBERGER PRINCIPAL HOLDINGS I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7. SHAREHOLDERS' EQUITY AND REDEEMABLE EQUITY INTERESTS

Class A ordinary shares—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company's Class A ordinary shares are entitled to one vote for each share. As of June 30, 2020, there were 41,400,000 Class A ordinary shares issued or outstanding, including 39,461,012 Class A ordinary shares subject to possible redemption, which are classified as temporary equity, outside of shareholders’ equity in the balance sheets.

Class B ordinary shares— The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On January 16, 2020, 2,875,000 Class B ordinary shares were issued and outstanding. On March 6, 2020, the Company effected a share capitalization resulting in an aggregate of 13,625,000 Class B ordinary shares issued and outstanding. On April 23, 2020, the Company effected a share capitalization resulting in an aggregate of 15,350,000 of Class B ordinary shares issued and outstanding. All shares and the associated amounts have been retroactively restated to reflect the aforementioned share capitalization in the accompanying financial statements. As of June 30, 2020, there were 15,350,000 Class B ordinary shares issued or outstanding.

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

Preference shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of June 30, 2020, there were no preference shares issued or outstanding.

CC NEUBERGER PRINCIPAL HOLDINGS I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

CC NEUBERGER PRINCIPAL HOLDINGS I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The registration statement for our Initial Public Offering was declared effective on April 23, 2020. On April 28, 2020, we consummated its Initial Public Offering of 41,400,000 Units, including 5,400,000 additional Units to cover over-allotments, at $10.00 per Unit, generating gross proceeds of $414.0 million, and incurring offering costs of approximately $24.5 million, inclusive of approximately $14.5 million in deferred underwriting commissions and approximately $0.9 million in deferred legal fees. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant. Each whole warrant will entitle the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment.

Simultaneously with the closing of the Initial Public Offering, we consummated the Private Placement of 10,280,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor, generating gross proceeds of approximately $10.3 million.

Upon the closing of the Initial Public Offering and the Private Placement, $414.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in the Trust Account and invested in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below. Our management has broad discretion with respect to the specific application of the net proceeds of the initial public offering and the private placement, although substantially all of the net proceeds are intended to be applied toward identifying and consummating an initial Business Combination.

If we are unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or April 28, 2022 (the "Combination Period"), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and net of taxes paid or payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders' rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of the initial Business Combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than 10 business days thereafter, subject to applicable Cayman Islands law.

Results of Operations

Our entire activity from January 14, 2020 (inception) through June 30, 2020, was in preparation for an Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial business combination. We will not generate any operating revenues until the closing and completion of our initial business combination.

For the three months ended June 30, 2020, we had a loss of approximately $144,000, which consisted of general and administrative expenses of approximately $173,000, offset by investment income on Trust Account of approximately $29,000.

For the period from January 14, 2020 (inception) through June 30, 2020, we had a loss of approximately $167,000, which consisted of general and administrative expenses of approximately $195,000, offset by investment income on Trust Account of approximately $29,000.

Liquidity

As of June 30, 2020, we had approximately $1.6 million in our operating bank account, and working capital of approximately $1.0 million.

Our liquidity needs to date have been satisfied through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the Founder Shares to our Sponsor, the loans from our Sponsor of approximately $125,000 to us under the Note to cover for offering costs in connection with the Initial Public Offering, and the proceeds from the consummation of the Private Placement not held in the Trust Account. We repaid the Note on May 29, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of June 30, 2020, there were no amounts outstanding under any Working Capital Loan.

Upon the closing of the Initial Public Offering and the Private Placement, $414.0 million of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in the Trust Account and invested in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below. The investments in money market funds held in Trust Account are generally convertible to cash within the Trust Account on a same-day basis.

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Based on the foregoing, our management believes that we will have sufficient working capital and borrowing capacity from our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Related Party Transactions

Founder Shares

On January 16, 2020, we issued 2,875,000 Class B ordinary shares to our Sponsor (the "Founder Shares") in exchange for a payment of $25,000 for offering costs made by our Sponsor on behalf of our company. On March 6, 2020, we effected a share capitalization resulting in our Sponsor holding an aggregate of 13,625,000 founder shares. On March 6, 2020, our Sponsor transferred 50,000 Founder Shares to each of Keith W. Abell and Eva F. Huston, our independent director nominees. On April 23, 2020, we effected a share capitalization resulting in an aggregate of 15,350,000 Founder Shares issued and outstanding. Our Sponsor currently owns an aggregate of 15,250,000 Class B ordinary shares and the independent directors, collectively, currently own an aggregate of 100,000 Class B ordinary shares. All shares and the associated amounts have been retroactively restated to reflect the aforementioned share capitalization. On April 24, 2020, the underwriters exercised their 15% over-allotment option in full; thus, the Founder Shares were no longer subject to forfeiture.

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

Related Party Loans

On January 16, 2020, our Sponsor agreed to loan us up to $300,000 to be used for the payment of costs related to the Initial Public Offering pursuant to the Note. The Note is non-interest bearing, unsecured and due upon the closing of the Initial Public Offering. We borrowed approximately $125,000 under the Note. On May 29, 2020, we repaid the Note to the Sponsor in full.

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required ("Working Capital Loans"). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender's discretion, up to $2.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. We did not have any borrowings under the Working Capital Loans as of June 30, 2020.

Forward Purchase Agreement

In connection with the consummation of the Initial Public Offering, we entered into the Forward Purchase Agreement with Neuberger Berman Opportunistic Capital Solutions Master Fund LP ("NBOKS"), a member of our Sponsor, which provides for the purchase of up to $200,000,000 of units, with each unit consisting of one Class A ordinary share (the "Forward Purchase Shares") and one-fourth of one warrant to purchase one Class A ordinary share at $11.50 per share (the "Forward Purchase Warrants"), for a purchase price of $10.00 per unit, in a private placement to occur concurrently with the closing of the initial Business Combination. The Forward Purchase Agreement allows NBOKS to be excused from its purchase obligation in connection with a specific business combination if NBOKS does not have sufficient committed capital allocated to the Forward Purchase Agreement to fulfill its funding obligations under such Forward Purchase Agreement in respect of such business combination. Prior to an initial Business Combination, NBOKS intends to raise additional committed capital such that the condition described in the preceding sentence is met, but there can be no assurance that additional capital will be available. The obligations under the Forward Purchase Agreement do not depend on whether any Class A ordinary shares are redeemed by the public shareholders. The Forward Purchase Shares and Forward Purchase Warrants will be issued only in connection with the closing of the initial Business Combination. The proceeds from the sale of Forward Purchase Shares may be used as part of the consideration to the sellers in the initial Business Combination, expenses in connection with the initial Business Combination or for working capital in the post-transaction company.

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

The underwriters were entitled to an underwriting discount of $0.20 per unit, or approximately $8.3 million, paid upon the closing of the Initial Public Offering. In addition, the underwriters will be entitled to a deferred underwriting commission of $0.35 per unit, or approximately $14.5 million. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Deferred Legal Fees

We obtained legal advisory services from two legal counsel firms in connection with the Initial Public Offering and agreed to pay their fees upon the consummation of the initial Business Combination. As of June 30, 2020, we recorded approximately $0.9 million in deferred legal fees in connection with such agreements in the accompanying balance sheet.

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

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, were invested in certain money market funds that invest solely in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we do not have material exposure to interest rate risk and other market risks.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Use of Proceeds

In connection with the Initial Public Offering, we incurred offering costs of approximately $24.5 million (including approximately $14.5 million in deferred underwriting commissions and approximately $0.9 million in deferred legal fees). Other incurred offering costs consisted principally preparation fees related to the Initial Public Offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the Initial Business Combination, if consummated) and the Initial Public Offering expenses, $414.0 million of the net proceeds from our Initial Public Offering and certain of the proceeds from the private placement of the Private Placement Warrants (or $10.00 per Unit sold in the Initial Public Offering) was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Warrants are held in the Trust Account and invested as described elsewhere in this Quarterly Report on Form 10-Q.

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

Date: August [_], 2020	By:	/s/ Chinh E. Chu
	Name:	Chinh E. Chu
	Title:	Chief Executive Officer