Form 10-Q
period 2020-09-30
CC Neuberger Principal Holdings I
filed 2020-11-16
CIK 1800347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 16, 2020, 2020, 41,400,000 Class A ordinary shares, par value $0.0001 per share, and 15,350,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

CC NEUBERGER PRINCIPAL HOLDINGS I

Quarterly Report on Form 10-Q

Table of Contents

		Page No.
PART I. FINANCIAL INFORMATION		1
Item 1.	Financial Statements	1
	Unaudited Condensed Balance Sheet as of September 30, 2020	1
	Unaudited Condensed Statements of Operations for the three months ended September 30, 2020 and for the period from January 14, 2020 (inception) through September 30, 2020	2
	Unaudited Condensed Statement of Changes in Shareholders’ Equity for the period from January 14, 2020 (inception) through September 30, 2020	3
	Unaudited Condensed Statement of Cash Flows for the period from January 14, 2020 (inception) through September 30, 2020	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	24
PART II. OTHER INFORMATION		24
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Mine Safety Disclosures	25
Item 5.	Other Information	25
Item 6.	Exhibits	25
SIGNATURES		26

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CC NEUBERGER PRINCIPAL HOLDINGS I

UNAUDITED CONDENSED BALANCE SHEET

September 30, 2020
Assets
Current assets:
Cash and cash equivalents	$1,446,391
Prepaid expenses	366,791
Total current assets	1,813,182
Investments held in Trust Account	414,039,090
Total Assets	$415,852,272

Liabilities and Shareholders' Equity
Current liabilities:
Accrued expenses	$1,141,145
Accounts payable	775,431
Due to related party	17,572
Total current liabilities	1,934,148
Deferred legal fees	947,087
Deferred underwriting commissions	14,490,000
Total Liabilities	17,371,235

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized, 39,348,103 shares subject to possible redemption at $10.00 per share	393,481,030

Shareholders' Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 2,051,897 shares issued and outstanding (excluding 39,348,103 and shares subject to possible redemption)	205
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 15,350,000 shares issued and outstanding	1,535
Additional paid-in capital	6,293,998
Accumulated deficit	(1,295,731)
Total shareholders' equity	5,000,007
Total Liabilities and Shareholders' Equity	$415,852,272

The accompanying notes are an integral part of these unaudited condensed financial statements.

CC NEUBERGER PRINCIPAL HOLDINGS I

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

		For the period from
	For the three months ended	January 14, 2020 (inception)
	September 30, 2020	through September 30, 2020
Operating expenses
General and administrative expenses	$1,139,525	$1,334,821
Loss from operations	(1,139,525)	(1,334,821)
Net gain from investments held in Trust Account	10,437	39,090
Net loss	$(1,129,088)	$(1,295,731)

Weighted average shares outstanding of Class A ordinary shares	41,400,000	41,400,000

Basic and diluted net income per share, Class A	$0.00	$0.00

Weighted average shares outstanding of Class B ordinary shares	15,350,000	15,350,000

Basic and diluted net loss per share, Class B	$(0.07)	$(0.09)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CC NEUBERGER PRINCIPAL HOLDINGS I

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the period from January 14, 2020 (inception) through September 30, 2020

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholder's
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - January 14, 2020 (Inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	15,350,000	1,535	23,465	-	25,000
Net loss	-	-	-	-	-	(22,777)	(22,777)
Balance - March 31, 2020 (unaudited)	-	$-	15,350,000	$1,535	$23,465	$(22,777)	$2,223
Sale of units in initial public offering, gross	41,400,000	4,140	-	-	413,995,860	-	414,000,000
Offering costs	-	-	-	-	(24,528,232)	-	(24,528,232)
Sale of private placement warrants to Sponsor	-	-	-	-	10,280,000	-	10,280,000
Shares subject to possible redemption	(39,461,012)	(3,946)	-	-	(394,606,174)	-	(394,610,120)
Net loss	-	-	-	-	-	(143,866)	(143,866)
Balance - June 30, 2020 (unaudited)	1,938,988	$194	15,350,000	$1,535	$5,164,919	$(166,643)	$5,000,005
Shares subject to possible redemption	112,909	11	-	-	1,129,079	-	1,129,090
Net loss	-	-	-	-	-	(1,129,088)	(1,129,088)
Balance - September 30, 2020 (unaudited)	2,051,897	$205	15,350,000	$1,535	$6,293,998	$(1,295,731)	$5,000,007

The accompanying notes are an integral part of these unaudited condensed financial statements.

CC NEUBERGER PRINCIPAL HOLDINGS I

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the period from
January 14, 2020 (inception)
through September 30, 2020
Cash Flows from Operating Activities:
Net loss	$(1,295,731)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by Sponsor pursuant to note payable	8,867
Net gain from investments held in Trust Account	(39,090)
Changes in operating assets and liabilities:
Prepaid expenses	73,209
Accrued expenses	975,001
Accounts payable	(94,006)
Net cash used in operating activities	(371,750)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(414,000,000)
Net cash used in investing activities	(414,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	(125,206)
Proceeds received from related party	17,572
Proceeds received from initial public offering, gross	414,000,000
Proceeds received from private placement	10,280,000
Payment of offering costs	(8,354,225)
Net cash provided by financing activities	415,818,141

Net increase in cash	1,446,391

Cash - beginning of the period	-
Cash - ending of the period	$1,446,391

Supplemental disclosure of noncash investing and financing activities:
Offering costs issued in exchange of Class B ordinary shares to Sponsor	$25,000
Offering costs included in accrued expenses	$166,144
Offering costs included in accounts payable	$429,437
Offering costs funded with note payable	$116,339
Prepaid expenses included in accounts payable	$440,000
Deferred underwriting commissions in connection with the initial public offering	$14,490,000
Deferred legal fees	$947,087
Initial value of ordinary shares subject to possible redemption	$394,712,480
Change in value of ordinary shares subject to possible redemption	$(1,231,450)

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

At September 30, 2020, the Company had not yet commenced operations. All activity for the period from January 14, 2020 (inception) through September 30, 2020 relates to the Company's formation and the Initial Public Offering, which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

CC NEUBERGER PRINCIPAL HOLDINGS I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Proposed Business Combination

On October 14, 2020, the Company and E2open Holdings, LLC (“E2open”), a Delaware limited liability company, entered into a definitive business combination agreement (the “Business Combination Agreement”). See Note 8.

Liquidity

As of September 30, 2020, the Company had approximately $1.4 million in its operating bank account and a working capital deficit of approximately $121,000.

The Company’s liquidity needs to date have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares to the Sponsor, the loans from the Sponsor of approximately $125,000 to the Company under the Note (see Note 5) to cover for offering costs in connection with the Initial Public Offering, and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note on May 29, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of September 30, 2020, there were no amounts outstanding under any Working Capital Loan.

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

CC NEUBERGER PRINCIPAL HOLDINGS I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Basis of presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial interim information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended September 30, 2020 and for the period from January 14, 2020 (inception) through September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000, and investments held in Trust Account. At September 30, 2020, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account. At September 30, 2020, the Company’s investments held in Trust Account consists entirely of money market funds which invest only in direct U.S. government treasury obligations.

CC NEUBERGER PRINCIPAL HOLDINGS I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and cash equivalents

The Company considers all short-term investments held within its operating account, with an original maturity of three months or less when purchased, to be cash equivalents. The Company had approximately $414.0 million in cash equivalents held in the Trust Account as of September 30, 2020.

Investments in money market funds held in trust account

Upon the closing of the Initial Public Offering and the Private Placement, the Company was required to place net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement in a Trust Account, which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by management of the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account. Investments held in Trust Account are classified as trading securities, which are presented on the unaudited condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of trading securities is included in investment income on Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information, Other than for investments in open-ended money market funds with published daily net asset values (“NAV”), in which case the Company uses NAV as a practical expedient to fair value. The NAV on these investments is typically held constant at $1.00 per unit.

Financial instruments

The fair value of the Company's assets and liabilities, which qualify as financial instruments under the FASB ASC 820, "Fair Value Measurements and Disclosures," approximates the carrying amounts represented in the unaudited condensed balance sheet.

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

As of September 30, 2020, the carrying values of cash, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s investments in money market funds held in Trust Account are valued using NAV as a practical expedient for fair value under ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), and are therefore excluded from the levels of the fair value hierarchy.

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

Class A ordinary shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2020, 39,348,103 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheet.

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

The Company's unaudited condensed statements of operations include a presentation of loss per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A ordinary shares for three months ended September 30, 2020 and for the period from January 14, 2020 (inception) through September 30, 2020 are calculated by dividing the investment income on Trust Account of approximately $10,000 and $39,000, respectively, by the weighted average number of Class A ordinary shares outstanding since issuance.

Net loss per share, basic and diluted for Class B ordinary shares for the three months ended September 30, 2020 and for the period from January 14, 2020 (inception) through September 30, 2020 are calculated by dividing the net loss of approximately $1,129,000 and $1,296,000, less net income attributable to Class A ordinary shares of approximately $10,000 and approximately $39,000, resulting in a net loss of approximately $1,140,000 and approximately $1,335,000, respectively, by the weighted average number of Class B ordinary shares outstanding for the periods.

Income taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company's management determined that the Cayman Islands is the Company's only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

CC NEUBERGER PRINCIPAL HOLDINGS I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENT

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

Due to related party

During the quarter ended September 30, 2020, the Sponsor paid approximately $18,000 of expenses on behalf of the Company. The amount is classified as a payable in current liabilities as of September 30, 2020 within the unaudited condensed balance sheet.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company's officers and directors may, but are not obligated to, loan the Company funds as may be required ("Working Capital Loans"). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender's discretion, up to $2.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. The Company had no borrowings under the Working Capital Loans as of September 30, 2020.

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

Deferred legal fees

The Company obtained legal advisory services from two legal counsel firms in connection with the Initial Public Offering and agreed to pay their fees upon the consummation of the initial Business Combination. As of September 30, 2020, the Company recorded approximately $0.9 million in deferred legal fees in connection with such agreements in the accompanying unaudited condensed balance sheet.

NOTE 7. SHAREHOLDERS' EQUITY AND REDEEMABLE EQUITY INTERESTS

Class A ordinary shares—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company's Class A ordinary shares are entitled to one vote for each share. As of September 30, 2020, there were 41,400,000 Class A ordinary shares issued or outstanding, including 39,348,103 Class A ordinary shares subject to possible redemption, which are classified as temporary equity, outside of shareholders’ equity in the unaudited condensed balance sheet.

Class B ordinary shares— The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On January 16, 2020, 2,875,000 Class B ordinary shares were issued and outstanding. On March 6, 2020, the Company effected a share capitalization resulting in an aggregate of 13,625,000 Class B ordinary shares issued and outstanding. On April 23, 2020, the Company effected a share capitalization resulting in an aggregate of 15,350,000 of Class B ordinary shares issued and outstanding. All shares and the associated amounts have been retroactively restated to reflect the aforementioned share capitalization in the accompanying financial statements. As of September 30, 2020, there were 15,350,000 Class B ordinary shares issued or outstanding.

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

Preference shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of September 30, 2020, there were no preference shares issued or outstanding.

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

CC NEUBERGER PRINCIPAL HOLDINGS I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 8. SUBSEQUENT EVENTS

Proposed Business Combination

On October 14, 2020, the Company and E2open Holdings, LLC (“E2open”), a Delaware limited liability company, entered into a definitive business combination agreement (the “Business Combination Agreement”). The Business Combination Agreement, dated October 14, 2020 (the “Effective Date”), was entered into by and among the Company, Sonar Merger Sub I, LLC, a Delaware limited liability company (“Blocker Merger Sub 1”), Sonar Merger Sub II, LLC, a Delaware limited liability company (“Blocker Merger Sub 2”), Sonar Merger Sub III, LLC, a Delaware limited liability company (“Blocker Merger Sub 3”), Sonar Merger Sub IV, LLC, a Delaware limited liability company (“Blocker Merger Sub 4”), Sonar Merger Sub V, LLC, a Delaware limited liability company (“Blocker Merger Sub 5”), Sonar Merger Sub VI, LLC, a Delaware limited liability company (“Blocker Merger Sub 6,” and together with Blocker Merger Sub 1, Blocker Merger Sub 2, Blocker Merger Sub 3, Blocker Merger Sub 4 and Blocker Merger Sub 5, the “Blocker Merger Subs”), Insight (Cayman) IX Eagle Blocker, LLC, a Delaware limited liability company (“Insight Cayman Blocker”), Insight (Delaware) IX Eagle Blocker, LLC, a Delaware limited liability company (“Insight Delaware Blocker”), Insight GBCF (Cayman) Eagle Blocker, LLC, a Delaware limited liability company (“Insight GBCF Cayman Blocker”), Insight GBCF (Delaware) Eagle Blocker, LLC, a Delaware limited liability company (“Insight GBCF Delaware Blocker”), Elliott Eagle JV LLC, a Delaware limited liability company (“Elliott Eagle Blocker”), PDI III E2open Blocker Corp., a Delaware corporation (“PDI Blocker,” and together with Insight Cayman Blocker, Insight Delaware Blocker, Insight GBCF Cayman Blocker, Insight GBCF Delaware Blocker, and Elliott Eagle Blocker, the “Blockers”), Elliott Associates, L.P., a Cayman Islands limited partnership, Elliott International, L.P., a Delaware limited partnership, Sonar Company Merger Sub, LLC a Delaware limited liability company (“Company Merger Sub,” and together with the Buyer and the Blocker Merger Subs, the “Buyer Parties”), E2open, and Insight Venture Partners, LLC, a Delaware limited liability company, solely in its capacity as representative of the Blocker Owners and E2open Equityholders (the “Equityholder Representative”).

The Business Combination Agreement provides for the consummation of the following transactions (collectively, the “Business Combination”): (a) the Company will change its jurisdiction of incorporation by deregistering as an exempted company in the Cayman Islands and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware (the “Domestication”), upon which time the Company will change its name to “E2open Parent Holdings, Inc.”; and (b) the Company will, through a series of mergers, acquire equity interests of E2open from the Blockers and the holders of equity interests in E2open, in exchange for (i) with respect to the Blockers and vested optionholders, a combination of cash consideration and shares of newly issued Class A common stock, par value $0.0001 per share, of the Company (“PubCo Class A Common Stock”), shares of newly issued Series B-1 common stock, par value $0.0001 per share, of the Company (“PubCo Class B-1 Common Stock”), and shares of newly issued Series B-2 common stock, par value $0.0001 per share, of the Company (“PubCo Class B-2 Common Stock”) each of which will be subject to performance-based vesting conditions equivalent to the RCUs (defined below), (ii) with respect to unvested optionholders, an award of restricted share units representing the right to receive a number of shares of the PubCo Class A Common Stock and shares of the PubCo Class B-1 Common Stock and the PubCo Class B-2 Common Stock, (iii) with respect to unitholders, a combination of cash consideration and Common Units in E2open (each, an “E2open Unit”) and a corresponding number of shares of Class V common stock, par value $0.0001 per share, of the Company (“PubCo Class V Common Stock”), which will have no economic value, but will entitle the holder thereof to one vote per share and will be issued on a one-for-one basis for each membership unit in E2open, and Series 1 Restricted Common Units (“Series 1 RCUs”) and Series 2 Restricted Common Units (“Series 2 RCUs” and together with Series 1 RCUs, the “RCUs”), which will be subject to performance based vesting conditions set forth in the limited liability company agreement of E2open, which will be amended and restated in its entirety upon consummation of the Business Combination (the “A&R Company LLCA”), (iv) be restricted, (v) not be exchangeable for the PubCo Class A Common Stock until vested, and (vi) accrue the right to distributions on E2open Units from E2open, such distributions to be payable upon vesting.

CC NEUBERGER PRINCIPAL HOLDINGS I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The A&R Company LLCA will provide that the equityholders in E2open shall have the right to exchange their E2open Units, together with the cancelation of an equal number of shares of PubCo Class V Common Stock, into PubCo Class A Common Stock, subject to certain restrictions set forth therein.

Immediately prior to the consummation of the Business Combination (the “Closing”), the Company will effect the Domestication pursuant to which (a) each Class A ordinary share and each Class B ordinary share of the Company will automatically convert into one share of PubCo Class A Common Stock (excluding, however, an aggregate of 2,500,000 Class B ordinary shares held by CC Neuberger Principal Holdings I Sponsor LLC (the “Sponsor”) and the Company’s independent directors, which will instead automatically be converted into 2,500,000 shares of PubCo Class B-1 Common Stock of the Company pursuant to the Sponsor Side Letter (as defined below)) and (b) the outstanding warrants to purchase Class A ordinary shares of the Company will automatically become exercisable for PubCo Class A Common Stock.

Following the consummation of the Business Combination, the combined company will be organized in an “Up-C” structure, in which substantially all of the assets and business of the Company will be held by E2open. The combined company’s business will continue to operate through the subsidiaries of E2open and the Company’s sole direct asset will be the equity interests of E2open held by it.

Representations and Warranties, Covenants

Under the Business Combination Agreement, parties to the agreement made customary representations and warranties for transactions of this type regarding themselves. The representations and warranties made under the Business Combination Agreement will not survive the Closing. In addition, the parties to the Business Combination Agreement agreed to be bound by certain covenants that are customary for transactions of this type. The covenants made under the Business Combination Agreement generally will not survive the Closing, with the exception that certain covenants and agreements that by their terms are to be performed in whole or in part after the Closing will survive in accordance with the terms of the Business Combination Agreement.

Conditions to Each Party’s Obligations

The consummation of the Business Combination is subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, including, without limitation: (a) the approval and adoption by the Company’s shareholders of the Business Combination Agreement and transactions contemplated thereby; (b) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (c) the absence of a Material Adverse Effect (as defined in the Business Combination Agreement) since the Effective Date; (d) in respect of E2open’s obligation to close, the cash proceeds from the trust account established for the purpose of holding the net proceeds of the Company’s initial public offering, net of any amounts paid to its shareholders that exercise their redemption rights in connection with the Business Combination, plus the PIPE Financing (defined below), plus $200,000,000 pursuant to that certain Forward Purchase Agreement by and between Neuberger Berman Opportunistic Capital Solutions Master Fund LP (“NBOKS”) and the Company, dated as of April 28, 2020 (the “Forward Purchase Agreement”), as amended by the FPA Side Letter (defined below), plus any amount raised pursuant to permitted equity financings prior to Closing, plus any amount funded pursuant to the Backstop Agreement (defined below) (collectively “Available Cash”), in the aggregate equaling no less than $1,020,000,000 at the Closing, less the amount of certain expenses, to the extent under an agreed cap, if any, and (e) in respect of the Company’s obligation to close, Available Cash equaling no less than $920,000,000 at the Closing, less the amount of certain expenses, to the extent under an agreed cap, if any.

Termination

The Business Combination Agreement may be terminated under certain customary and limited circumstances at any time prior to the Closing, including (i) by the mutual written consent of the Company and E2open, or (ii) by written notice from E2open or the Company to the other party or parties, if the Closing has not occurred by April 14, 2021 (the “Outside Date”), provided that such right to terminate is not available to either E2open and the Blockers or to the Buyer Parties if such party exercising the right is in material breach of its representations, warranties, covenants or agreements under the Business Combination Agreement (including, with respect to the Blockers, any breach by E2open).

CC NEUBERGER PRINCIPAL HOLDINGS I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

PIPE Financing (Private Placement)

In connection with the signing of the Business Combination Agreement, the Company entered into subscription agreements (the “Subscription Agreements”) with certain investors, including certain current equityholders of the Company and E2open (collectively, the “PIPE Investors”).

Pursuant to the Subscription Agreements, the PIPE Investors agreed to subscribe for and purchase, and the Company agreed to issue and sell to such investors, on the closing date, an aggregate of 52,000,000 shares of PubCo Class A Common Stock for a purchase price of $10.00 per share, for aggregate gross proceeds of $520,000,000 (the “PIPE Financing”).

The closing of the PIPE Financing is contingent upon, among other things, the substantially concurrent consummation of the Business Combination. The Subscription Agreements provide that the Company will grant the PIPE Investors in the PIPE Financing certain customary registration rights.

Forward Purchase Side Letter

In connection with the signing of the Business Combination Agreement, the Company and NBOKS entered into a side letter to the Forward Purchase Agreement (the “FPA Side Letter”), pursuant to which, among other things, NBOKS confirmed the allocation to the Company of $200,000,000 under the Forward Purchase Agreement and its agreement to, at Closing, subscribe for 20,000,000 Class A ordinary shares of the Company, and 5,000,000 Forward Purchase Warrants (as defined therein).

Backstop Agreement

In connection with the signing of the Business Combination Agreement, the Company and NBOKS entered into that certain Backstop Facility Agreement (the “Backstop Agreement”) whereby NBOKS agreed to, subject to the availability of capital it has committed to all SPACs sponsored by CC Capital Partners, LLC and NBOKS on a first come first serve basis and the other terms and conditions included therein, at Closing, subscribe for PubCo Class A Common Shares to fund redemptions by shareholders of the Company in connection with the Business Combination in an amount of up to $300,000,000.

Sponsor Side Letter

Concurrently with the execution of the Business Combination Agreement, the Sponsor, the members of the Sponsor and the Company’s independent directors entered into a Sponsor Side Letter Agreement (the “Sponsor Side Letter Agreement”), pursuant to which, at Closing, an aggregate of 2,500,000 Class B ordinary shares of the Company held by the Sponsor and the Company’s independent directors will automatically convert into 2,500,000 shares of PubCo Class B-1 Common Stock, par value $0.0001 per share. All such shares of PubCo Class B-1 Common Stock are restricted shares that are subject to certain performance-based conversion events and upon the occurrence of which such PubCo Class B-1 Common Stock would convert on a one-for-one basis into PubCo Class A Common Stock. The shares of PubCo Class B-1 Common Stock will accrue and be entitled to dividends paid on the PubCo Class A Common Stock, with such dividends payable upon the conversion of the shares of PubCo Class B-1 Common Stock into shares of PubCo Class A Common Stock. Any shares of PubCo Class B-1 Common Stock that have not converted into shares of PubCo Class A Common Stock by the the tenth anniversary of the Closing shall be automatically cancelled, and any accrued dividends shall be forfeited in connection therewith.

Investor Rights Agreement

Concurrently with the consummation of the Business Combination, the Sponsor, certain Company Equityholders (as defined therein), equityholders of certain Blockers, and certain other parties thereto will, among other things, enter into an investor rights agreement with the Company (the “Investor Rights Agreement”) relating to, among other things, the composition of the board of directors of the Company following the Business Combination, certain voting and standstill provisions, certain customary registration rights, including demand and piggy-back rights, subject to cooperation and cut-back provisions, and lockup restrictions. Pursuant to the Investor Rights Agreement, the Sponsor, the equityholders of the Sponsor, certain Company Equityholders and equityholders of certain Blockers each agree with the Company that, until the later of one year and the date of the Company’s 2022 annual stockholder meeting, such party will not take certain actions with respect to the voting of such party’s equity securities in the Company.

CC NEUBERGER PRINCIPAL HOLDINGS I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Tax Receivable Agreement

In connection with the Closing, the Company will enter into a tax receivable agreement (the “Tax Receivable Agreement”) with certain equityholders of E2open. Pursuant to the Tax Receivable Agreement, the Company will be required to pay the equityholders party thereto 85% of the amount of savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of certain preexisting tax attributes as well as the increases in tax basis and certain other tax benefits related to the payment of the cash consideration pursuant to the Business Combination Agreement and any exchanges of units in E2open for PubCo Class A Common Stock.

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

Proposed Business Combination

On October 14, 2020, we entered into a definitive business combination agreement (the “Business Combination Agreement”) with E2open Holdings, LLC (“E2open”), a Delaware limited liability company, and various related entities and representatives. For additional information about the Business Combination Agreement and the ancillary documents executed or to be executed in connection therewith, see Note 8 to the “Notes to Unaudited Condensed Financial Statements” included in this Report.

Results of Operations

Our entire activity from January 14, 2020 (inception) through September 30, 2020, was in preparation for an Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial business combination. We will not generate any operating revenues until the closing and completion of our initial business combination.

For the three months ended September 30, 2020, we had a loss of approximately $1,129,000, which consisted of general and administrative expenses of approximately $1,140,000, offset by net gain from investments held in Trust Account of approximately $10,000.

For the period from January 14, 2020 (inception) through September 30, 2020, we had a loss of approximately $1,296,000, which consisted of general and administrative expenses of approximately $1,135,000, offset by net gain from investments held in Trust Account of approximately $39,000.

Liquidity

As of September 30, 2020, we had approximately $1.4 million in our operating bank account, and a working capital deficit of approximately $121,000.

Our liquidity needs to date have been satisfied through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the Founder Shares to our Sponsor, the loans from our Sponsor of approximately $125,000 to us under the Note to cover for offering costs in connection with the Initial Public Offering, and the proceeds from the consummation of the Private Placement not held in the Trust Account. We repaid the Note on May 29, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of September 30, 2020, there were no amounts outstanding under any Working Capital Loan.

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

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required ("Working Capital Loans"). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender's discretion, up to $2.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. We did not have any borrowings under the Working Capital Loans as of September 30, 2020.

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

Deferred Legal Fees

We obtained legal advisory services from two legal counsel firms in connection with the Initial Public Offering and agreed to pay their fees upon the consummation of the initial Business Combination. As of September 30, 2020, we recorded approximately $0.9 million in deferred legal fees in connection with such agreements in the accompanying balance sheet.

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

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus filed with the SEC on April 27, 2020. As of the date of this Report, other than as described below, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC.

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our Amended and Restated Certificate of Incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income not released to us, net of taxes payable. Negative interest rates could impact the per-share redemption amount that may be received by public stockholders.

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

Date: November 16, 2020	By:	/s/ Chinh E. Chu
	Name:	Chinh E. Chu
	Title:	Chief Executive Officer