Form 10-K
period 2020-12-31
E2open Parent Holdings, Inc.
filed 2021-05-05
CIK 1800347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to
CC NEUBERGER PRINCIPAL HOLDINGS I
(now known as E2open Parent Holdings, Inc.)
(Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	001-39272 (Commission File Number)	86-1874570 (I.R.S. Employer Identification Number)
9600 Great Hills Trail, Suite 300E, Austin, TX (Address of principal executive offices)	78759 (Zip Code)
Registrant’s telephone number, including area code: 866-432-6736
Not Applicable
(Former name or former address, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Class A Common Stock, par value $0.0001 per share	ETWO	The New York Stock Exchange
Warrants exercisable for one share of Class A common stock at an exercise price of 11.50	ETWO WS	The New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Class A ordinary shares on June 30, 2020, as reported on the New York Stock Exchange, was approximately $416,898,000 (based on the closing sales price of the Class A ordinary shares on June 30, 2020 of $10.07). The Class A ordinary shares automatically converted into Class A common stock in connection with the Domestication, as defined herein.
As of April 14, 2021, 187,051,142 shares of Class A common stock, par value $0.0001, and 35,636,680 shares of Class V common stock, par value $0.0001, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Registration Statement on Form S-1 (No. 333-253969) are incorporated by reference in Part I of this Annual Report on Form 10-K to the extent stated herein and filed as Exhibits 99.1, 99.2 and 99.3 of this Annual Report on Form 10-K.

i

CERTAIN TERMS
Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), or the context otherwise requires, references to:
•
“founder shares” are to the Class B ordinary shares initially issued to CC Neuberger Principal Holdings Sponsor, LLC in private placements prior to the initial public offering of CC Neuberger Principal Holdings I and the Class A ordinary shares that were issued upon the automatic conversion of the Class B ordinary shares at the time of the business combination with E2open Parent Holdings, Inc.;

•
“CCNB1” are to CC Neuberger Principal Holdings I;

•
“IPO” are to CCNB1's initial public offering of its units (consisting of one Class A ordinary share and one-third of one redeemable warrant) completed on April 28, 2020;

•
“private placement warrants” are to the warrants issued to CC Neuberger Principal Holdings Sponsor, LLC in a private placement simultaneously with the closing of the initial public offering of CC Neuberger Principal Holdings I;

•
“sponsor” are to CC Neuberger Principal Holdings Sponsor, LLC, a Delaware exempted limited liability company; and

•
“we,” “us,” “Company,” “our Company,” “E2open” are to E2open Parent Holdings, Inc., a Delaware corporation.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Report, including, without limitation, statements under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our financial and business performance, implementation, market acceptance and success of our business model, our ability to expand the scope of our offerings, and our ability to comply with the extensive, complex and evolving regulatory requirements applicable to the healthcare industry. These statements are based on management’s current expectations, but actual results may differ materially due to various factors.
The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the Item 1A: “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under Item 1A: “Risk Factors” may not be exhaustive.
By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Report, those results or developments may not be indicative of results or developments in subsequent periods.
EXPLANATORY NOTE
BUSINESS COMBINATION
Prior to February 4, 2021, we were a blank check company formed for the purpose of effecting a merger, stock purchase, reorganization or similar acquisition or business combination with one or more businesses. As previously announced, on February 4, 2021, CCNB1 domesticated into a Delaware corporation (the “Domestication”) and consummated the acquisition of certain equity interests of E2open Holdings, LLC (“E2open Holdings”) as a result of a series of mergers pursuant to a Business Combination Agreement, dated as of October 14, 2020 (as amended or supplemented from time to time, the “Business Combination Agreement”) among CCNB1, Sonar Merger Sub I, LLC, a Delaware limited liability company (“Blocker Merger Sub 1”), Sonar Merger Sub II, LLC, a Delaware limited liability company (“Blocker Merger Sub 2”), Sonar Merger Sub III, LLC, a Delaware limited liability company (“Blocker Merger Sub 3”), Sonar Merger Sub IV, LLC, a Delaware limited liability company (“Blocker Merger Sub 4”), Sonar Merger Sub V, LLC, a Delaware limited liability company (“Blocker Merger Sub 5”), Sonar Merger Sub VI, LLC, a Delaware limited liability company (“Blocker Merger Sub 6,” and together with Blocker Merger Sub 1, Blocker Merger Sub 2, Blocker Merger Sub 3, Blocker Merger Sub 4 and Blocker Merger Sub 5, the “Blocker Merger Subs”), Insight (Cayman) IX Eagle Blocker, LLC, a Delaware limited liability company (“Insight Cayman Blocker”), Insight (Delaware) IX Eagle Blocker, LLC, a Delaware limited liability company (“Insight Delaware Blocker”), Insight GBCF (Cayman) Eagle Blocker, LLC, a Delaware limited liability company (“Insight GBCF Cayman Blocker”), Insight GBCF (Delaware) Eagle Blocker, LLC, a Delaware limited liability company (“Insight GBCF Delaware Blocker”), Elliott Eagle JV LLC, a Delaware limited liability company (“Elliott Eagle Blocker”), PDI III E2open Blocker Corp., a Delaware corporation (“PDI Blocker,” and together with Insight Cayman Blocker, Insight Delaware Blocker, Insight GBCF Cayman Blocker, Insight GBCF Delaware Blocker, and Elliott Eagle Blocker, the “Blockers”), Elliott Associates, L.P., a Delaware limited partnership, Elliott International, L.P., a Cayman Islands limited partnership, Sonar Company Merger Sub, LLC a Delaware limited liability company (“Company Merger Sub,” and together with the Buyer and the Blocker Merger Subs, the “Buyer Parties”), E2open Holdings, and Insight Venture Partners, LLC, a Delaware limited liability company, solely in its capacity as representative of the Blocker Owners and the Company Equityholders (the “Equityholder Representative”) (the Domestication and the transactions contemplated by the Business Combination Agreement, collectively, the “Business Combination”), following the approval of the shareholders of CCNB1 at an extraordinary general meeting held on February 2, 2021. Upon the completion of the Business Combination, we changed our name to “E2open Parent Holdings, Inc.” and the business of E2open became our business. Unless otherwise defined herein, capitalized terms used in this Report have the same meaning as set forth in the final prospectus (the “Prospectus”) filed with the Securities and Exchange Commission (the “Commission”) on March 31, 2021 by the registrant.
The Consideration
Pursuant to the terms of the Business Combination Agreement, the aggregate consideration for the Business Combination (the “Business Combination”) payable or issuable by CCNB1 in exchange for the equity interests of E2open Holdings was: (i) with respect to the Blockers and holders of vested E2open Holdings options (which constituted all of the outstanding E2open Holdings options), a combination of cash consideration and shares of newly issued Class A common stock, par value $0.0001 per share, of the Company (“Class A Common Stock”), shares of newly issued Series B-1 common stock, par value $0.0001 per share, of the Company (“Class B-1 Common Stock”), and shares of newly issued Series B-2 common stock, par value $0.0001 per share, of the Company (“Class B-2 Common Stock”), which shares of Class B-1 Common Stock and Class B-2 Common Stock are subject to performance-based vesting conditions equivalent to the RCUs (defined below) and restricted from transfer (subject to limited customary exceptions), (ii) with respect to unitholders (other than the Blockers), a combination of cash consideration and Common Units in E2open Holdings (each, an “E2open Unit” and the holders of such E2open Holdings Units, the “E2open Unitholders”) and a corresponding number of shares of Class V common stock, par value $0.0001 per share, of the Company (“E2open Class V Common Stock”), which has no economic value, but entitles the holder thereof to one vote per share and will be issued on a one-for-one basis for each E2open Holdings Unit, and Series 1 Restricted Common Units (“Series 1 RCUs”) and Series 2 Restricted Common Units (“Series 2 RCUs,” and together with Series 1 RCUs, the “RCUs”), which are subject to performance based vesting conditions as described herein and as set forth in the Third Amended and Restated Limited Liability Company Agreement of E2open Holdings (the “A&R Company LLCA”) entered into upon the Closing, and restricted from transfer (subject to limited customary exceptions).
In connection with the signing of the Business Combination Agreement, CCNB1 entered into subscription agreements (the “Subscription Agreements”) with certain investors, including equityholders of CCNB1 and E2open Holdings (the “PIPE Investors”). Pursuant to the Subscription Agreements, the PIPE Investors agreed to subscribe for and purchase, and CCNB1 agreed to issue and sell to such investors, on the Closing Date, an aggregate of 69,500,000 shares of Class A common stock for a purchase price of $10.00 per share, for aggregate gross proceeds of $695,000,000.
Immediately after giving effect to the Business Combination and the PIPE Investment, there were approximately 187,044,312 shares of Class A Common Stock outstanding, and in addition, there were approximately 35,636,680 shares of Class V Common Stock outstanding. These share numbers (i) exclude (a) 24,080,000 shares of Class A Common Stock subject to outstanding warrants of the Company, (b) 5,620,367 shares of Series B-1 Common Stock, (c) 4,397,557 shares of Series B-2 Common Stock and (d) 15,000,000 shares of Class A Common Stock reserved for issuance under the EIP.
The audited financial statements included herein are those of CCNB1 prior to the consummation of the Business Combination and the name change. Prior to the Business Combination, CCNB1 neither engaged in any operations nor generated any revenue. Until the Business Combination, based on CCNB1’s business activities, it was a “shell company” as defined under the Exchange Act.
RESTATEMENT
Included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2020, the Company is restating (i) the unaudited financial statements for the three months ended June 30, 2020 and period from January 14, 2020 (inception) through June 30, 2020 and three months ended September 30, 2020 and period from January 14, 2020 (inception) through September 30, 2020, as well as the audited financial statements for the period from January 14, 2020 (inception) through December 31, 2020.
On April 12, 2021, the U.S. Securities and Exchange Commission (“SEC”) issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”). This public statement highlighted the complex nature of warrants issued in connection with a SPAC’s formation and initial registered offering and the potential accounting implications of certain terms that may be common in warrants included in SPAC transactions to determine if any errors exist in previously-filed financial statements.
With this new public statement, the Company and WithumSmith+Brown, PC, the independent registered public accounting firm of CCNB1, determined that a fresh evaluation of the accounting for the warrants was necessary. Under U.S. generally accepted accounting principles (“U.S. GAAP”), an equity-linked financial instrument, such as a warrant, must be considered indexed to a company’s own stock in order to qualify for equity classification. If an event is not within a company’s control, potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant could result in the warrant classified as an asset or a liability rather than equity resulting in fair value measurement each reporting period.
In addition, because, the Company’s warrants include a cash settlement feature that could arise in certain events (specifically, in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of the Company’s Class A common stock, all holders of the warrants would be entitled to receive cash for their warrants), the Company is now of the view that the warrants should have been accounted for as a liability, recorded at fair value at the date of issuance and marked to market at each balance sheet date. All changes in fair value should have been recorded in earnings.
In order to properly reflect the change in accounting for the warrants, the unaudited financial statements for the three months ended June 30, 2020 and period from January 14, 2020 (inception) through June 30, 2020 and three months ended September 30, 2020 and period from January 14, 2020 (inception) through September 30, 2020, as well as the audited financial statements for the period from January 14, 2020 (inception) through December 31, 2020, are restated in this Annual Report on Form 10-K.
The reclassification of warrants as components of liabilities instead of equity will have no impact on the Company’s liquidity, cash flows, revenues or gross profit.
In connection with the restatement, the Company’s management reassessed the effectiveness of its disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, the Company’s management determined that its disclosure controls and procedures as of the end of each such period were not effective with respect to the classification of the Company’s warrants and forward purchase agreement as components of equity instead of as liabilities. For more information, see Item 9A: “Controls and Procedures” included in this Annual Report on Form 10-K.
The Company has not amended its previously filed Quarterly Reports on Form 10-Q for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.
The restatement is more fully described in Note 3 of the notes to the financial statements included herein.

v

PART I
ITEM 1.
BUSINESS

CCNB1 was a blank check company incorporated on January 14, 2020 (inception) as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. The Company’s sponsor was CC Neuberger Principal Holdings I Sponsor LLC, a Delaware limited liability company.
On April 28, 2020, CCNB1 consummated the IPO of 41,400,000 units, including the issuance of 5,400,000 units as a result of the full exercise of the underwriters’ over-allotment option, at $10.00 per unit, generating gross proceeds of $414.0 million. Simultaneously with the closing of the IPO, CCNB1 consummated a private placement of 10,280,000 private placement warrants at a price of $1.00 per private placement warrant to the sponsor, generating gross proceeds of $10.280 million. Each private placement warrant is exercisable for one Class A ordinary share at a price of $11.50 per share. Upon the closing of the IPO and the private placement, $414.0 million ($10.00 per unit) of the net proceeds of the sale of the units in the IPO and certain of the proceeds from the sale of the private placement warrants was placed in a trust account established for the benefit of CCNB1’s public shareholders, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the trust account. As of December 31, 2020, there was approximately $414.0 million held in the trust account.
Prior to the Business Combination, CCNB1 neither engaged in any operations nor generated any revenue. As described above in more detail under “Explanatory Note”, on February 4, 2021, E2open Holdings and CCNB1 completed the Business Combination contemplated by the Business Combination Agreement. Pursuant to the Business Combination Agreement, CCNB1 acquired a majority interest in E2open Holdings through a series of mergers, with E2open Holdings becoming a direct subsidiary of CCNB1. In connection with the completion of the Business Combination, CCNB1 changed its jurisdiction of incorporation from the Cayman Islands to the State of Delaware and changed its name to “E2open Parent Holdings, Inc.”
As of December 31, 2020 and prior to the Business Combination, CCNB1 had two executive officers and its executive offices were at 200 Park Avenue, 58th Floor, New York, New York 10166.
Following the completion of the Business Combination, the business of E2open became the Company’s business. The information regarding the Company’s business following the completion of the Business Combination set forth under the heading “Business” of the registrant’s Registration Statement on Form S-1 (No. 333-253969) is incorporated herein by reference and filed as Exhibit 99.1 to this Report.
Available Information
Following the Business Combination, the Company maintains a website at www.e2open.com. The information on the Company’s website is not incorporated by reference in this Form 10-K. The Company makes available, free of charge through its website, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 3(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnishes such material to, the Commission. The Commission maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the Commission. The address of the Commission’s website is www.sec.gov.
Recent Developments
Business Combination Completed
On February 4, 2021, CCNB1 consummated the Business Combination pursuant to the terms of the Business Combination Agreement, which, among other things, provided for (i) the Domestication of CCNB1 to a Delaware corporation under the name “E2open Parent Holdings, Inc.”, (ii) the merger of each Blocker Merger Sub with and into its respective Blocker, with each Blocker being the surviving company of such merger, (iii) then, the mergers of each surviving Blocker with and into the Company, with the Company surviving such mergers, and (iv) following such Blocker mergers and as part of the same transaction, Company Merger Sub merged with and into E2open Holdings, with E2open Holdings surviving such merger as a subsidiary of the Company. In connection with the Business Combination, CCNB1 changed its name to E2open Parent Holdings, Inc. and the New York Stock Exchange ticker symbols for its Class A Common Stock and warrants to “ETWO” and “ETWO WS,” respectively.
Refinancing
On February 4, 2021, E2open, LLC, a subsidiary of the Company, entered into a credit agreement (the “Credit Agreement”), as borrower, with the lenders party thereto and Goldman Sachs Bank USA, as administrative agent and collateral agent. The Credit Agreement is guaranteed by E2open Intermediate, LLC and certain wholly owned subsidiaries of E2open, LLC, as guarantors (together with E2open, LLC, the “Loan Parties”), and is supported by a security interest in substantially all of the Loan Parties’ personal property and assets.
The Credit Agreement provides for $75 million in commitments for revolving credit loans with a $15 million letter of credit sublimit. The Credit Agreement also provides for $525 million in term loans payable in quarterly installments of $1,312,500 beginning in August 2021 and payable in full on February 4, 2028. In addition, the Credit Agreement provides E2open, LLC the ability to request increases in the revolving commitments and additional term loan facilities, in a minimum amount of $2 million for each facility. Borrowings under the initial term loans were used to directly or indirectly finance (a) the Business Combination, (b) the incurrence of the credit facilities and the funding of the initial term loans under the Credit Agreement on the Closing Date, (c) the repayment of all existing indebtedness of E2open, LLC under its existing credit facilities in connection with the consummation of the Business Combination, (d) the consummation of the other transactions contemplated by the Credit Agreement on the Closing Date, (e) the consummation of any other transactions in connection with the foregoing and (f) the payment of all fees, premiums, costs and expenses related thereto (and to fund any original issue discount or upfront fees payable in connection therewith). Though permitted, no borrowings of revolving loans were made on the Closing Date.

ITEM 1A.
RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K and the prospectus associated with our initial public offering, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. We may face additional risks and uncertainties that are not presently known to us or that we currently deem immaterial, which may also impair our business or financial condition. The following discussion should be read in conjunction with the financial statements and notes to the financial statements included herein.
Summary of Principal Risk Factors
•
If we are unable to sell products to new customers or to sell additional products or upgrades to our existing customers, it could adversely affect our revenue growth and operating results.

•
We face intense competition, and our failure to compete successfully would make it difficult for us to add and retain customers and would impede the growth of our business.

•
Because our long-term success depends on our ability to operate our business internationally and increase sales of our products to customers located outside of the United States, our business is susceptible to risks associated with international operations.

•
The ongoing COVID-19 pandemic, including the resulting global economic uncertainty, measures taken in response to the pandemic and changes to the way our customers are operating their businesses, could materially impact our business and future results of operations and financial condition.

•
We are subject to various global data privacy and security regulations, which could result in additional costs and liabilities to us.

•
Changes in laws and regulations related to the internet or changes in the internet infrastructure itself may diminish the demand for our platform and could harm our business.

•
Evolving government regulations and enforcement activities may require increased costs or adversely affect our results of operations.

•
Security breaches, loss of data and other disruptions could compromise sensitive information related to our business or customers, or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.

•
We may be subject to litigation for any of a variety of claims, which could adversely affect our business, results of operations, and financial condition.

•
We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.

Risks Related to Our Business and Operations
Prior to February 4, 2021, we were a blank check company formed for the purpose of effecting a merger, stock purchase, reorganization or similar acquisition or business combination with one or more businesses. On February 4, 2021, we completed the Business Combination pursuant to the Business Combination Agreement that we entered into with E2open Holdings and certain other parties thereto. Upon the completion of the Business Combination, we changed our name to “E2open Parent Holdings, Inc.” and the business of E2open became our business.
The risks regarding our business and operations, indebtedness and ownership of our securities following the completion of the Business Combination set forth under the heading “Risk Factors” of the registrant’s Registration Statement on Form S-1 (No. 333-253969) is incorporated herein by reference and filed as Exhibit 99.2 to this Report.

In this Annual Report on Form 10-K, we reached a determination to restate certain previously issued financial statements of CCNB1 to correct the accounting treatment for the Company’s warrants.
In this Annual Report on Form 10-K, we reached a determination to restate certain previously issued financial statements of CCNB1 and related disclosures for the periods disclosed in order to correct the accounting treatment for the Company’s warrants following the publication of the SEC’s Staff Statement on April 12, 2021. See “Restatement” above for further information. In addition, management has concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2020 and that the Company’s internal control over financial reporting was not effective as of December 31, 2020 solely as a result of a material weakness in controls related to the accounting for the Company’s warrants and the forward purchase agreement. See Item 9A: “Controls and Procedures”. As a result, we have incurred unanticipated costs for accounting and legal fees in connection with or related to the restatement, and may become subject to additional risks and uncertainties related to the restatement, such as a negative impact on investor confidence in the accuracy of our financial disclosures (or in SPACs or former SPAC companies in general), and may raise reputational risks for our business.
ITEM 1B.
UNRESOLVED STAFF COMMENTS

None.
ITEM 2.
PROPERTIES

Our coporate headquarters is located at 9600 Great Hills Trail, Suite 300E, Austin, TX 78759. In response to the COVID-19 pandemic, we have temporarily closed all of our offices, enabled our employees to work remotely and implemented travel restrictions for all non-essential business in a manner consistent with local standards and risks.
ITEM 3.
LEGAL PROCEEDINGS

We are subject to various legal proceedings, claims, and governmental audits that arise in the ordinary course of our business. Although the outcomes of these claims cannot be predicted with certainty, in the opinion of management, the ultimate resolution of these matters would not be expected to have a material effect on our financial position, results of operations, or cash flows.
ITEM 4.
MINE SAFETY DISCLOSURES

Not applicable.

PART II
ITEM 5.
MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)
Market Information

The CCNB1 Class A ordinary shares, units, and warrants were historically traded on the NYSE under the symbols “PCPL,” and “PCPL WS,” respectively. In connection with the Domestication, the PCPL Class A ordinary shares converted into shares of Class A common stock on a one-for-one basis. On February 4, 2021, our Class A common stock and Warrants were listed on the NYSE under the new trading symbols of “ETWO” and “ETWO WS,” respectively.
(b)
Holders

On December 31, 2020, there were 1 holders of record for our units, 1 holders of record for our shares of Class A common stock, 3 holders of our shares of Class B common stock and 2 holders of our warrants.
(c)
Dividends

We have not paid any cash dividends on our common stock to date. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial conditions subsequent to completion of an initial business combination.
(d)
Securities Authorized for Issuance Under Equity Compensation Plans

None.
(e)
Performance Graph

Not applicable.
(f)
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

The disclosure set forth in “Explanatory Note” above is incorporated herein by reference. The securities issued in connection with the Business Combination, Forward Purchase Agreement and PIPE Investment were not registered under the Securities Act in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.
(g)
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.
ITEM 6.
SELECTED FINANCIAL DATA

Not applicable.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF CCNB1’S FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References to the “company,” “our,” “us” or “we” in this section refer to CCNB1 prior to the Business Combination. The following discussion and analysis of the company’s financial condition and results of operations for the year ended December 31, 2020 should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Overview
We were incorporated as a blank check company incorporated on January 14, 2020 (inception) as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that we have not yet identified (“Business Combination”). Although we are not limited to a particular industry or geographic region for purposes of consummating a Business Combination, we intend to focus in the financial, technology and business services sectors. Our sponsor is CC Neuberger Principal Holdings I Sponsor LLC, a Delaware limited liability company (“Sponsor”).
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
If we had been unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or April 28, 2022 (the “Combination Period”), we would (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and net of taxes paid or payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of the initial Business Combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than 10 business days thereafter, subject to applicable Cayman Islands law.

Consummated Business Combination
On February 4, 2021, the Company domesticated into a Delaware corporation and consummated the Business Combination. See “Explanatory Note”.
Results of Operations
Our entire activity since inception through December 31, 2020 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the period from January 14, 2020 (inception) through December 31, 2020, we had net loss of approximately $71.3 million, which consisted of a $37.9 million loss from the change in the fair value of the derivative liabilities, a $28.1 million loss from the change in fair value of the Forward Purchase Agreement, initial offering costs of $1.4 million and $3.9 million in general and administrative costs, offset by approximately $50,000 in net gain earned on investments held in the Trust Account.
Liquidity and Capital Resources
As of December 31, 2020, we had approximately $455,000 in our operating bank account and a working capital deficit of approximately $2.7 million.
Our liquidity needs through December 31, 2020 were satisfied through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the Founder Shares to our Sponsor, loans from our Sponsor of approximately $125,000 under a promissory note (the “Note”) to cover for offering costs in connection with the Initial Public Offering, and the proceeds from the consummation of the Private Placement not held in the Trust Account. We repaid the Note on May 29, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of December 31, 2020, there were no amounts outstanding under any Working Capital Loan.
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
Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and/or its results of its operations, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Related Party Transactions
Founder Shares
On January 16, 2020, we issued 2,875,000 Class B ordinary shares to our Sponsor (the “Founder Shares”) in exchange for a payment of $25,000 for offering costs made by our Sponsor on behalf of our company. On March 6, 2020, we effected a share capitalization resulting in our Sponsor holding an aggregate of 13,625,000 founder shares. On March 6, 2020, our Sponsor transferred 50,000 Founder Shares to each of Keith W. Abell and Eva F. Huston, our independent director nominees. On April 23, 2020, we effected a share capitalization resulting in an aggregate of 15,350,000 Founder Shares issued and outstanding. As of

December 31, 2020, our Sponsor owned an aggregate of 15,250,000 Class B ordinary shares and the independent directors, collectively, owned an aggregate of 100,000 Class B ordinary shares. All shares and the associated amounts have been retroactively restated to reflect the aforementioned share capitalization. On April 24, 2020, the underwriters exercised their 15% over-allotment option in full; thus, the Founder Shares were no longer subject to forfeiture.
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
In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. We did not have any borrowings under the Working Capital Loans as of December 31, 2020.
Forward Purchase Agreement
In connection with the consummation of the Initial Public Offering, we entered into the Forward Purchase Agreement with Neuberger Berman Opportunistic Capital Solutions Master Fund LP (“NBOKS”), a member of our Sponsor, which provides for the purchase of up to $200,000,000 of units, with each unit consisting of one Class A ordinary share (the “Forward Purchase Shares”) and one-fourth of one warrant to purchase one Class A ordinary share at $11.50 per share (the “Forward Purchase Warrants”), for a purchase price of $10.00 per unit, in a private placement to occur concurrently with the closing of the initial Business Combination. The Forward Purchase Agreement allows NBOKS to be excused from its purchase obligation in connection with a specific business combination if NBOKS does not have sufficient committed capital allocated to the Forward Purchase Agreement to fulfill its funding obligations under such Forward Purchase Agreement in respect of such business combination. Prior to an initial Business Combination, NBOKS intends to raise additional committed capital such that the condition described in the preceding sentence is met, but there can be no assurance that additional capital will be available. The obligations under the Forward Purchase Agreement do not depend on whether any Class A ordinary shares are redeemed by the public shareholders. The Forward Purchase Shares and Forward Purchase Warrants will be issued only in connection with the closing of the initial Business Combination. The proceeds from the sale of Forward

Purchase Shares may be used as part of the consideration to the sellers in the initial Business Combination, expenses in connection with the initial Business Combination or for working capital in the post-transaction company.
Contractual Obligations
Registration and Shareholder Rights
The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) will be entitled to registration rights pursuant to a registration and shareholder rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. However, the registration and shareholder rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. We will bear the expenses incurred in connection with the filing of any such registration statements.
Pursuant to the Forward Purchase Agreement, we have agreed to use our reasonable best efforts (i) to file within 30 days after the closing of a Business Combination a registration statement with the SEC for a secondary offering of the Forward Purchase Shares and the Forward Purchase Warrants (and underlying Class A ordinary shares), (ii) to cause such registration statement to be declared effective promptly thereafter but in no event later than sixty (60) days after the initial filing, (iii) to maintain the effectiveness of such registration statement until the earliest of (A) the date on which NBOKS or its assignees cease to hold the securities covered thereby and (B) the date all of the securities covered thereby can be sold publicly without restriction or limitation under Rule 144 under the Securities Act and (iv) after such registration statement is declared effective, cause us to conduct firm commitment underwritten offerings, subject to certain limitations. In addition, the Forward Purchase Agreement provides that these holders will have certain “piggy-back” registration rights to include their securities in other registration statements filed by the Company.
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
Deferred Legal Fees
We obtained legal advisory services from two legal counsel firms in connection with the Initial Public Offering and agreed to pay their fees upon the consummation of the initial Business Combination. As of December 31, 2020, we recorded approximately $0.9 million in deferred legal fees in connection with such agreements in the accompanying balance sheet.
Critical Accounting Policies
This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The company has identified the following as its critical accounting policies:
Investments Held in Trust Account
The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain on investments held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information, other than for investments in open-ended money market funds with published daily net asset values (“NAV”), in which case the Company uses NAV as a practical expedient to fair value. The NAV on these investments is typically held constant at $1.00 per unit.
Derivative Liabilities
We have public and private placement warrants as well as warrants available under the Forward Purchase Agreement. We classify as equity any equity-linked contracts that (i) require physical settlement or net-share settlement or (ii) give us a choice of net-cash settlement or settlement in our own shares (physical settlement or net-share settlement). We classify as assets or liabilities any equity-linked contracts that (i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside our control) or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).
For equity-linked contracts that are classified as liabilities, we record the fair value of the equity-linked contracts at each balance sheet date and record the change in the statements of operations as a (gain) loss on change in fair value of derivative liabilities. Our public warrant liability is valued using a binomial lattice pricing model. Our Private Placement Warrants are valued using a binomial lattice pricing model when the warrants are subject to the make-whole table, or otherwise are valued using a Black-Scholes pricing model. Our Forward Purchase Agreement is valued utilizing observable market prices for public shares and warrants, relative to the present value of contractual cash proceeds, each adjusted for the probability of executing a successful business combination. The assumptions used in preparing these models include estimates such as volatility, contractual terms, discount rates, dividend rate, expiration dates and risk-free rates.
The estimates used to calculate the fair value of our derivative liabilities changes at each balance sheet date based on our stock price and other assumptions described above. If our assumptions change or we experience significant volatility in our stock price or interest rates, the fair value calculated from one balance sheet period to the next could be materially different.
Class A Ordinary Shares Subject to Possible Redemption
Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2020, 29,182,196 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net Income (Loss) Per Ordinary Share
Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 24,080,000 of the Company’s Class A ordinary shares in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method.
The Company’s statement of operations include a presentation of income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per ordinary share, basic and diluted for Class A ordinary shares are calculated by dividing the net gain earned on investments held in the Trust Account less a working capital credit resulting in break-even result of operations for the period from January 14, 2020 (inception) through December 31, 2020, by the weighted average number of Class A ordinary shares outstanding for the period. Net loss per ordinary share, basic and diluted for Class B ordinary shares is calculated by dividing the net income, less income attributable to Class A ordinary shares by the weighted average number of Class B ordinary shares outstanding for the period.
Recent Accounting Pronouncements
Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.
Off-Balance Sheet Arrangements
As of December 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
JOBS Act
On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
As an “emerging growth company”, we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.
Financial Statements and Supplementary Data
Reference is made to Pages F-1 through F-31 comprising a portion of this Annual Report in Form 10-K.

ITEM 7A.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.
ITEM 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to Pages F-1 through F-33 comprising a portion of this Report.
ITEM 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A.
CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
We have disclosure controls and procedures in place to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These controls and procedures are accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the disclosure controls and procedures as of December 31, 2020. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2020, due solely to the material weakness in our internal control over financial reporting described below in “Management’s Report on Internal Control over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework”. Based on that evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2020 solely as a result of a material weakness in controls related to the accounting for warrants issued in connection with our initial public offering as more fully described in Note 3 of the notes to the financial statements included herein.
Changes in Internal Control our Financial Reporting
There were no changes in our internal control over financial reporting, as such term is defined in Rules 13A-15(f) under the Exchange Act, during the fiscal year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Subsequent to the period covered by this Annual Report on Form 10-K, we completed a Business Combination, and in connection therewith a new board of directors was elected, which appointed new members of the board’s Audit Committee and new members of management.
The Company has responded to a new public statement on warrants issued by the SEC, changing its accounting policy to classify the Company’s warrant obligations as liabilities. Additionally, the Company has expanded and improved and will continue to expand and improve our review process for complex securities and related accounting standards to remediate this material weakness. We plan to further improve this process by enhancing access to accounting literature, identification of third party professionals with whom to consult regarding complex accounting applications, and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.
Attestation Report of the Registered Public Accounting Firm
This Annual Report on Form 10-K does not include an attestation report by our independent registered public accounting firm, regarding internal control over financial reporting. As an emerging growth company, our internal control over financial reporting was not subject to audit by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only a management’s report.

PART III
ITEM 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers
The information required by this Item is set forth under heading “Management” of the registrant’s Registration Statement on Form S-1 (333-253969) and is incorporated herein by reference and filed as Exhibit 99.3 of this Report.
Delinquent Section 16(a) Reports
Based solely upon its review of Forms 3 and 4 received by it, and written representations from certain reporting persons about whether any Form 5 filings were required, the Company believes that during 2020, all filing requirements applicable to its officers, directors and ten percent stockholders were complied with.
Code of Ethics
The Company has adopted a Code of Ethics within the meaning of Item 406 of Regulation S-K of the Exchange Act that applies to all of its directors and employees, including the Company’s principal executive officer, principal financial officer, principal accounting officer, controller and other persons performing similar functions. The Code of Ethics is available free of charge on our website www.e2open.com. The Company will also provide a printed version of the Code of Ethics to any shareholder who requests it. The Company intends to disclose any amendments to its Code of Ethics by posting such information on its website. Any waivers of the Company’s Code of Ethics applicable to the Company’s directors, principal executive officer, principal financial officer, principal accounting officer or controller and other persons who perform similar functions will be disclosed on the Company’s website or by filing a Form 8-K, as required.
Stockholder Nominations
The Company’s Bylaws require that, for nominations of directors or other business to be properly brought before an Annual Meeting, written notice of such nomination or proposal for other business must be furnished to the Company. Such notice must contain certain information concerning the nominating or proposing stockholder and information concerning the nominee and must be furnished by the stockholder (who must be entitled to vote at the meeting) to the Secretary of the Company. The applicable provisions of the By-Laws are set forth in Exhibit 3.3 to this Annual Report on Form 10-K. The Company held a special meeting in lieu of its Annual Meeting in February 2021. The Company has not yet announced the date of its Annual Meeting for 2022.
ITEM 11.
EXECUTIVE COMPENSATION

Officer and Director Compensation
The information required by this Item is set forth under heading “Executive Compensation” of the registrant’s Registration Statement on Form S-1 (333-253969) and is incorporated herein by reference and filed as Exhibit 99.3 of this Report.
ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is set forth under heading “Beneficial Ownership of Securities” of the registrant’s Registration Statement on Form S-1 (333-253969) and is incorporated herein by reference and filed as Exhibit 99.3 of this Report.
Equity Compensation Plan Information
Not applicable as of December 31, 2020.
ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is set forth under heading “Certain Relationships and Related Party Transactions” of the registrant’s Registration Statement on Form S-1 (333-253969) and is incorporated herein by reference and filed as Exhibit 99.3 of this Report.

PART IV
ITEM 14.
PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accounting Fees and Services
The following is a summary of fees paid to WithumSmith+Brown, PC, for services rendered.
Audit Fees.   Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by WithumSmith+Brown, PC for audit fees, inclusive of required filings with the SEC for the period from January 14, 2020 (inception) through December 31, 2020, and of services rendered in connection with our initial public offering, totaled approximately $85,000.
Audit-Related Fees.   Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay WithumSmith+Brown, PC any audit-related fees during the period from January 14, 2020 (inception) through December 31, 2020.
Tax Fees.   Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay WithumSmith+Brown, PC any tax fees during the period from January 14, 2020 (inception) through December 31, 2020.
All Other Fees.   All other fees consist of fees billed for all other services. We did not pay WithumSmith+Brown, PC any other fees during the period from January 14, 2020 (inception) through December 31, 2020.
The Audit Committee’s policy is to pre-approve all audit and permitted non-audit and tax services provided by the independent auditors. Pre-approval is generally provided for up to one year, and any such pre-approval is detailed as to the particular service or category of services. The independent auditors and management are required periodically to report to the full Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. As described above, no services were provided by the independent auditors during fiscal year 2020 under the categories Audit-Related Fees, Tax Fees and All Other Fees.
ITEM 15.
EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)
The following documents are filed as part of this Form 10-K:

(1)
Financial Statements:

(a)
The following documents are filed as part of this Annual Report:

(1)
Financial Statements

(2)
Exhibits

(2)
Financial Statement Schedules:

None.
(3)
Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at www.sec.gov.

Exhibit No.	Description
2.1	Business Combination Agreement by and among the Registrant and the parties named therein.(1)†
3.1	Certificate of Corporate Domestication of CC Neuberger Principal Holdings 1.(2)
3.2	Certificate of E2open Parent Holdings, Inc.(2)
3.3	By-Laws of E2open Parent Holdings, Inc.(2)
4.1	Specimen Warrant Certificate of CCNB1 (incorporated by reference to Exhibit 4.3 of CCBN1’s Form S-1/A (File No. 333-236974), filed with the Commission on April 21, 2020).(2)
4.2	Warrant Agreement, dated April 28, 2020, between Continental Stock Transfer & Trust Company and CCNB1 (incorporated by reference to Exhibit 4.1 of CCNB1’s Form 8-K (File No. 001-39272), filed with the Commission on April 28, 2020).(2)
4.3	Description of Registered Securities.*
10.1	Third Amended and Restated Limited Liability Company Agreement of E2open Holdings, LLC, dated as of February 4, 2021, by and among E2open Parent Holdings, Inc. and each other person who is or at any time becomes a member of E2open Holdings, LLC.(2)
10.2	Tax Receivable Agreement, dated of February 4, 2021, by and among E2open Parent Holdings, Inc., and Insight E2open Aggregator, LLC as the TRA Party Representative and each other person who is or at any time becomes a party thereto.(2)†
10.3	Investor Rights Agreement, dated as of February 4, 2021, by and among E2open Parent Holdings, Inc., the Equityholders, CC Neuberger Principal Holdings I Sponsor LLC, CC NB Sponsor 1 Holdings LLC, Neuberger Berman Opportunistic Capital Solutions Master Fund LP, Eva F. Huston and Keith W. Abell.(2)
10.4	Form of Indemnification Agreement, dated as of February 4, 2021, by and among E2open Parent Holdings, Inc. and the director or officer named therein.(2)
10.5	Form of Lock Up Agreement, dated as of February 4, 2021, by and among E2open Parent Holdings, Inc. and the individual named therein.(2)
10.6	Credit Agreement, dated as of February 4, 2021, by and among E2open, LLC, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent and collateral agent.(2)
10.7	Form of Forward Purchase Agreement between the Company and the investor named therein (incorporated by reference to Exhibit 10.9 of CCNB1’s Form S-1 (File No. 333-236974), filed with the SEC on April 21, 2020).
10.8	E2open Parent Holdings, Inc. 2021 Omnibus Incentive Plan and forms of award agreements thereunder.(2)+
10.9	Stock Award Grant Notice (2021 Omnibus Incentive Plan), dated as of February 4, 2021, by and among E2open Parent Holdings, Inc. and Tim Maudlin.(2)
23.1	Power of Attorney (included on signature page of this Annual Report).*
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
99.1	‘‘Business’’ section of the registrant’s Registration Statement on Form S-1 (No. 333-253969).*
99.2	‘‘Risk Factors’’ section of the registrant’s Registration Statement on Form S-1 (No. 333-253969).*
99.3	“Management,” ‘‘Executive Compensation,” “Beneficial Ownership of Securities” and “Certain Relationships and Related Party Transactions” sections of the registrant’s Registration Statement on Form S-1 (No. 333-253969).*

Exhibit No.	Description
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*
Filed herewith.

(1)
Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on October 15, 2020.

(2)
Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on February 10, 2021.

*
Filed herewith

**
Furnished herewith

†
Schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

††
Certain confidential portions (indicated by brackets and asterisks) have been omitted from this exhibit.

+
Denotes management compensatory plan, contract or arrangement.

ITEM 16.
FORM 10-K SUMMARY

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.
May 4, 2021
E2open Parent Holdings, Inc.
/s/ Michael A. Farlekas

Name: Michael A. Farlekas
Title: President and Chief Executive Officer
(Principal Executive Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Michael A. Farlekas and Jarett J. Janik, and each of them, as his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Name	Position	Date
/s/ Michael A. Farlekas Michael A. Farlekas	(Principal Executive Officer)	May 4, 2021
/s/ Jarett J. Janik Jarett J. Janik	(Principal Financial Officer)	May 4, 2021
/s/ Deepa L. Kurian Deepa L. Kurian	(Principal Accounting Officer)	May 4, 2021
/s/ Chinh E. Chu Chinh E. Chu	Director	May 4, 2021
/s/ Ryan M. Hinkle Ryan M. Hinkle	Director	May 4, 2021
/s/ Timothy I. Maudlin Timothy I. Maudlin	Director	May 4, 2021
/s/ Eva F. Huston Eva F. Huston	Director	May 4, 2021
/s/ Stephen C. Daffron Stephen C. Daffron	Director	May 4, 2021
/s/ Keith Abell Keith Abell	Director	May 4, 2021

CC NEUBERGER PRINCIPAL HOLDINGS I
(now known as E2open Parent Holdings, Inc.)
INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
CC Neuberger Principal Holdings I (now known as E2open Parent Holdings, Inc.)
Opinion on the Financial Statements
We have audited the accompanying balance sheet of CC Neuberger Principal Holdings I (now known as E2open Parent Holdings, Inc.) (the “Company”), as of December 31, 2020, the related statements of operations, changes in shareholders’ equity and cash flows for the period from January 14, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from January 14, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Restatement of Financial Statements
As discussed in Note 3 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ WithumSmith+Brown, PC
We have served as the Company’s auditor since 2020.
New York, New York
May 4, 2021

CC NEUBERGER PRINCIPAL HOLDINGS I
(now known as E2open Parent Holdings, Inc.)
BALANCE SHEET
DECEMBER 31, 2020
AS RESTATED
Assets
Current assets:
Cash and cash equivalents	$455,318
Prepaid expenses	302,315
Total current assets	757,633
Investments held in Trust Account	414,049,527
Total Assets	$414,807,160
Liabilities and Shareholders’ Equity
Current liabilities:
Accrued expenses	$2,147,682
Accounts payable	1,260,831
Due to related party	24,399
Total current liabilities	3,432,912
Deferred legal fees	947,087
Deferred underwriting commissions	14,490,000
Derivative liabilities	99,115,200
Total Liabilities	117,985,199
Commitments and Contingencies (Note 8)
Class A ordinary shares, $0.0001 par value; 29,182,196 shares subject to possible redemption at $10.00 per share	291,821,955
Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 12,217,804 shares issued and outstanding (excluding 29,182,196 shares subject to possible redemption)	1,222
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 15,350,000 shares issued and outstanding	1,535
Additional paid-in capital	76,269,141
Accumulated deficit	(71,271,892)
Total shareholders’ equity	5,000,006
Total Liabilities and Shareholders’ Equity	$414,807,160
The accompanying notes are an integral part of these financial statements.

CC NEUBERGER PRINCIPAL HOLDINGS I
(now known as E2open Parent Holdings, Inc.)
STATEMENT OF OPERATIONS
FOR THE PERIOD FROM JANUARY 14, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020
AS RESTATED
Operating expenses
General and administrative expenses	$3,889,134
Loss from operations	(3,889,134)
Net gain from investments held in Trust Account	49,527
Loss from change in fair value of derivative liabilities	(66,002,200)
Financing cost – derivative liabilities	(1,430,085)
Net loss	$(71,271,892)
Weighted average shares outstanding of Class A ordinary shares	41,400,000
Basic and diluted net income per share, Class A	$0.00
Weighted average shares outstanding of Class B ordinary shares	15,350,000
Basic and diluted net loss per share, Class B	$(4.65)
The accompanying notes are an integral part of these financial statements.

CC NEUBERGER PRINCIPAL HOLDINGS I
(now known as E2open Parent Holdings, Inc.)
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE PERIOD FROM JANUARY 14, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020
AS RESTATED
	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance – January 14, 2020 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	15,350,000	1,535	23,465	—	25,000
Sale of units in initial public offering, gross	41,400,000	4,140	—	—	413,995,860	—	414,000,000
Offering costs	—	—	—	—	(23,098,147)	—	(23,098,147)
Initial recognition of forward purchase agreement	—	—	—	—	351,000	—	351,000
Initial recognition of derivative liabilities	—	—	—	—	(23,184,000)	—	(23,184,000)
Shares subject to possible redemption	(29,182,196)	(2,918)	—	—	(291,819,037)	—	(291,821,955)
Net loss	—	—	—	—	—	(71,271,892)	(71,271,892)
Balance – December 31, 2020	12,217,804	$1,222	15,350,000	$1,535	$76,269,141	$(71,271,892)	$5,000,006
The accompanying notes are an integral part of these financial statements.

CC NEUBERGER PRINCIPAL HOLDINGS I
(now known as E2open Parent Holdings, Inc.)
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JANUARY 14, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020
AS RESTATED
Cash Flows from Operating Activities:
Net loss	$(71,271,892)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by Sponsor pursuant to note payable	8,868
Net gain from investments held in Trust Account	(49,527)
Loss from change in fair value of derivative liabilities	37,927,200
Loss from change in fair value of forward purchase agreement	28,075,000
Financing cost – derivative liabilities	1,430,085
Changes in operating assets and liabilities:
Prepaid expenses	137,685
Accrued expenses	2,066,537
Accounts payable	445,831
Net cash used in operating activities	(1,230,213)
Cash Flows from Investing Activities:
Cash deposited in Trust Account	(414,000,000)
Net cash used in investing activities	(414,000,000)
Cash Flows from Financing Activities:
Repayment of note payable to related party	(125,206)
Proceeds received from related party	24,399
Proceeds received from initial public offering, gross	414,000,000
Proceeds received from private placement	10,280,000
Payment of offering costs	(8,493,662)
Net cash provided by financing activities	415,685,531
Net increase in cash and cash equivalents	455,318
Cash and cash equivalents – beginning of the period	—
Cash and cash equivalents – end of the period	$455,318
Supplemental disclosure of noncash investing and financing activities:
Offering costs issued in exchange of Class B ordinary shares to Sponsor	$25,000
Offering costs included in accrued expenses	$81,145
Offering costs included in accounts payable	$375,000
Offering costs funded with note payable	$116,338
Prepaid expenses included in accounts payable	$440,000
Deferred underwriting commissions in connection with the initial public offering	$14,490,000
Deferred legal fees	$947,087
Initial value of ordinary shares subject to possible redemption	$352,141,880
Change in value of ordinary shares subject to possible redemption	$(60,319,925)
The accompanying notes are an integral part of these financial statements.

CC NEUBERGER PRINCIPAL HOLDINGS I
(now known as E2open Parent Holdings, Inc.)
NOTES TO FINANCIAL STATEMENTS
NOTE 1 — DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND BASIS OF PRESENTATION
CC Neuberger Principal Holdings I (the “Company”) was incorporated as a Cayman Islands exempted company on January 14, 2020. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus in the financial, technology and business services sectors.
As of December 31, 2020, the Company had not commenced any operations. All activity for the period from January 14, 2020 (inception) through December 31, 2020 relates to the Company’s formation, the initial public offering described below and since the closing of the initial public offering, the search for a prospective initial business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the initial public offering (the “Initial Public Offering”). The Company has selected December 31 as its fiscal year end.
The Company’s sponsor is CC Neuberger Principal Holdings I Sponsor LLC, a Delaware limited liability company (the “Sponsor”).
The registration statement for the Company’s Initial Public Offering was declared effective on April 23, 2020. On April 28, 2020, the Company consummated its Initial Public Offering of 41,400,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 5,400,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $414.0 million, and incurring offering costs of approximately $24.5 million, inclusive of approximately $14.5 million in deferred underwriting commissions and approximately $0.9 million in deferred legal fees (Note 8).
Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 10,280,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor, generating gross proceeds of approximately $10.3 million (Note 5).
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
The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding the amount of any deferred underwriting discount held in trust and taxes payable on the income earned on the Trust Account) at the time the Company signs a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended, or the Investment Company Act.

CC NEUBERGER PRINCIPAL HOLDINGS I
(now known as E2open Parent Holdings, Inc.)
NOTES TO FINANCIAL STATEMENTS
The Company will provide its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to public shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 8). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”
In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which will be adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of our Founder Shares prior to this Initial Public Offering (the “Initial Shareholders”) have agreed to vote their Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company has agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.
Notwithstanding the foregoing, the Company’s Amended and Restated Memorandum and Articles of Association will provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A ordinary shares sold in the Initial Public Offering, without the prior consent of the Company.
The Company’s Sponsor, executive officers, directors and director nominees will have agreed not to propose an amendment to the Company’s Amended and Restated Memorandum and Articles of Association that would affect the substance or timing of the Company’s obligation to provide for the redemption of its Public Shares in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.
If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or April 28, 2022 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the

CC NEUBERGER PRINCIPAL HOLDINGS I
(now known as E2open Parent Holdings, Inc.)
NOTES TO FINANCIAL STATEMENTS
aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and net of taxes paid or payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. The Company’s Amended and Restated Memorandum and Articles of Association will provide that, if the Company winds up for any other reason prior to the consummation of the initial Business Combination, the Company will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than 10 business days thereafter, subject to applicable Cayman Islands law.
In connection with the redemption of 100% of the Company’s outstanding Public Shares for a portion of the funds held in the Trust Account, each holder will receive a full pro rata portion of the amount then in the Trust Account, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s taxes payable (less taxes payable and up to $100,000 of interest to pay dissolution expenses).
The Initial Shareholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 8) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
Consummated Business Combination
On February 4, 2021, the Company domesticated into a Delaware corporation and consummated the acquisition of certain equity interests of E2open Holdings, LLC (“E2open”) as a result of a series of mergers

CC NEUBERGER PRINCIPAL HOLDINGS I
(now known as E2open Parent Holdings, Inc.)
NOTES TO FINANCIAL STATEMENTS
pursuant to a Business Combination Agreement, dated as of October 14, 2020. See the Form 8-K, filed with the SEC on February 10, 2021 for additional information.
Liquidity
As of December 31, 2020, the Company had approximately $455,000 in its operating bank account and a working capital deficit of approximately $2.7 million.
The Company’s liquidity needs to date have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares to the Sponsor, the loans from the Sponsor of approximately $125,000 to the Company under the Note (see Note 6) to cover for offering costs in connection with the Initial Public Offering, and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note on May 29, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 6). As of December 31, 2020, there were no amounts outstanding under any Working Capital Loan.
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
Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and/or its results of its operations, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis of Presentation
The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.
As described in Note 3 – Prior Period Restatement and Note 11 — Quarterly Financial Data (Unaudited), the Company’s financial statements for the period from January 14, 2020 (inception) through September 30, 2020 (collectively, the “Affected Periods”), are restated in this Annual Report on Form 10-K to correct the misapplication of accounting guidance related to the Company’s warrants in the Company’s previously issued unaudited financial statements for such periods. The restated financial statements are indicated as “Restated” in the condensed financial statements and accompanying notes, as applicable. See Note 3 — Prior Period Restatement and Note 11 — Quarterly Financial Data (Unaudited) for further discussion.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy

CC NEUBERGER PRINCIPAL HOLDINGS I
(now known as E2open Parent Holdings, Inc.)
NOTES TO FINANCIAL STATEMENTS
statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.
This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
The preparation of these financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Concentration of credit risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000, and investments held in Trust Account. At December 31, 2020, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account. At December 31, 2020, the Company’s investments held in Trust Account consists entirely of money market funds which invest only in direct U.S. government treasury obligations.
Cash and cash equivalents
The Company considers all short-term investments held within its operating account, with an original maturity of three months or less when purchased, to be cash equivalents. The Company had approximately $414.0 million in cash equivalents held in the Trust Account as of December 31, 2020.
Investments in money market funds held in trust account
Upon the closing of the Initial Public Offering and the Private Placement, the Company was required to place net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement in a Trust Account, which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by management of the Company,

CC NEUBERGER PRINCIPAL HOLDINGS I
(now known as E2open Parent Holdings, Inc.)
NOTES TO FINANCIAL STATEMENTS
until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account. Investments held in Trust Account are classified as trading securities, which are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of trading securities is included in investment income on Trust Account in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information, Other than for investments in open-ended money market funds with published daily net asset values (“NAV”), in which case the Company uses NAV as a practical expedient to fair value. The NAV on these investments is typically held constant at $1.00 per unit.
Fair Value of Financial instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements,” approximates the carrying amounts represented in the accompanying balance sheet.
Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:
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
The Company’s public warrant liability is valued using a binomial lattice pricing model. The Company’s Private Placement Warrants are valued using a binomial lattice pricing model when the warrants are subject to the make-whole table, or otherwise are valued using a Black-Scholes pricing model. The company’s Forward Purchase Agreement is valued utilizing observable market prices for public shares and warrants, relative to the present value of contractual cash proceeds, each adjusted for the probability of executing a successful business combination.
Offering costs associated with the initial public offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Public Shares were charged to stockholders’ equity upon the completion of the Initial Public Offering.

CC NEUBERGER PRINCIPAL HOLDINGS I
(now known as E2open Parent Holdings, Inc.)
NOTES TO FINANCIAL STATEMENTS
Of the total offering costs of the Initial Public Offering, approximately $1.4 million is included in financing cost-derivative liabilities in the statement of operations and $23.1 million is included in stockholders’ equity.
Derivative Liabilities
We have public and private placement warrants as well as warrants available under the Forward Purchase Agreement. We classify as equity any equity-linked contracts that (i) require physical settlement or net-share settlement or (ii) give us a choice of net-cash settlement or settlement in our own shares (physical settlement or net-share settlement). We classify as assets or liabilities any equity-linked contracts that (i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside our control) or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).
For equity-linked contracts that are classified as liabilities, we record the fair value of the equity-linked contract at each balance sheet date and record change in the statements of operations as a (gain) loss on change in fair value of derivative liabilities. The Company’s public warrant liability is valued using a binomial lattice pricing model. The Company’s Private Placement Warrants are valued using a binomial lattice pricing model when the warrants are subject to the make-whole table, or otherwise are valued using a Black-Scholes pricing model. The company’s Forward Purchase Agreement is valued utilizing observable market prices for public shares and warrants, relative to the present value of contractual cash proceeds, each adjusted for the probability of executing a successful business combination.
The valuation methodologies for the warrants and forward purchase agreement included in Derivative Liabilities include certain significant unobservable inputs, resulting in such valuations to be classified as Level 3 in the fair value measurement hierarchy. The methodologies include a probability of a successful business combination, which was determined to be 95% as of December 31, 2020. The methodologies also include an expected merger date, which was set as February 4, 2021, which was also the actual date of the business combination closing transaction. The warrant valuation models also include expected volatility, which differ between public and private placement warrants and can vary further depending on where the Company stands in identifying a business combination target. For public warrants and when such warrants have observed pricing in the public markets, we backsolved for the volatility input to our pricing model such that the resulting value equals the observed price. For public warrants and when such warrants are not yet trading and we do not have observed pricing in public markets, we assume a volatility based on the median volatility of the Russell 3000 Index constituents. The volatility of the private placement warrants vary depending on the specific characteristics of the public and private placement warrants. In cases when the public warrants are not yet trading and we do not have observed pricing in public markets, we assume a volatility based on median volatility of the Russell 3000 Index constituents. Prior to the announcement of a merger and in cases where the public warrants have observed pricing in the public markets, we backsolved for the volatility input to our pricing model such that the resulting value equals the observed price. Prior to the announcement of a merger and in cases where the public warrants are subject to the make-whole table, we then assume a volatility based on the median volatility of the Russell 3000 constituents since the make whole table caps the volatility of the public warrants and cannot be used for the private placement warrants. Prior to the announcement of a merger and in cases where the public warrants only have the redemption feature, then we assume a volatility based on the implied volatility of the public warrants and the median volatility of the Russell 3000 constituents. After the announcement of a proposed business combination and in cases where the public warrants are subject to the make-whole table, then we assume a volatility based on the volatility of the target company's peer group. After the announcement of a proposed business combination and in cases where the public warrants only have the redemption feature, then we assume a volatility based on the implied volatility of the public warrants and the volatility of the target company's peer group, which includes American Software, Inc. (NasdaqGS: AMSW.A), Generix SA (ENXTPA: GENX), Manhattan Associates, Inc. (NasdaqGS: MANH), SPS Commerce, Inc. (NasdaqGS: SPSC), Park City

CC NEUBERGER PRINCIPAL HOLDINGS I
(now known as E2open Parent Holdings, Inc.)
NOTES TO FINANCIAL STATEMENTS
Group, Inc. (NasdaqCM: PCYG), GTY Technology Holdings Inc. (NasdaqCM: GTYH), TrackX Holdings Inc. (TSXV: TKX), Tecsys Inc. (TSX: TCS), and The Descartes Systems Group Inc (TSX: DSG).
Class A ordinary shares subject to possible redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 29,182,196 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.
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
The Company’s statements of operations include a presentation of loss per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A ordinary shares for the period from January 14, 2020 (inception) through December 31, 2020 is calculated by dividing the investment income on Trust Account of $49,527, by the weighted average number of Class A ordinary shares outstanding since issuance.
Net loss per share, basic and diluted for Class B ordinary shares for the period from January 14, 2020 (inception) through December 31, 2020 is calculated by dividing the net loss of $71,271,892, less net income attributable to Class A ordinary shares of approximately $49,527, resulting in a net loss of $71,321,419, by the weighted average number of Class B ordinary shares outstanding for the periods.
Income taxes
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

CC NEUBERGER PRINCIPAL HOLDINGS I
(now known as E2open Parent Holdings, Inc.)
NOTES TO FINANCIAL STATEMENTS
Recent accounting pronouncements
Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.
Note 3.   Prior Period Restatement
On April 12, 2021, the SEC issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”). This public statement highlighted the complex nature of warrants issued in connection with a SPAC’s formation and initial registered offering and the potential accounting implications of certain terms that may be common in warrants included in SPAC transactions to determine if any errors exist in previously-filed financial statements.
With this new public statement, the Company determined that a fresh evaluation of the accounting for the warrants was necessary. Under U.S. GAAP, an equity-linked financial instrument, such as a warrant, must be considered indexed to a company’s own stock in order to qualify for equity classification. If an event is not within a company’s control, potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant could result in the warrant classified as an asset or a liability rather than equity resulting in fair value measurement each reporting period.
In addition, because the Company’s warrants include a cash settlement feature that could arise in certain events (specifically, in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of the Company’s Class A common stock, all holders of the warrants would be entitled to receive cash for their warrants), the Company determined that the warrants should have been accounted for as a liability, recorded at fair value at the date of issuance and marked to market at each balance sheet date. The forward purchase agreement was also determined to be a derivative instrument requiring recognition as an asset or a liability due to similar cash settlement features of the warrants included in the forward purchase agreement. All changes in fair value should have been recorded in earnings.
In order to properly reflect the change in accounting for the warrants, the unaudited financial statements for the three months ended June 30, 2020 and period from January 14, 2020 (inception) through June 30, 2020 and three months ended September 30, 2020 and period from January 14, 2020 (inception) through September 30, 2020, as well as the audited financial statements for the period from January 14, 2020 (inception) through December 31, 2020, required restatement.
NOTE 4.   INITIAL PUBLIC OFFERING
On April 28, 2020, the Company sold 41,400,000 Units, including 5,400,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $414.0 million, and incurring offering costs of approximately $24.5 million, inclusive of approximately $14.5 million in deferred underwriting commissions and approximately $0.9 million in deferred legal fees.
Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 10).
NOTE 5.   PRIVATE PLACEMENT
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

CC NEUBERGER PRINCIPAL HOLDINGS I
(now known as E2open Parent Holdings, Inc.)
NOTES TO FINANCIAL STATEMENTS
from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless.
NOTE 6.   RELATED PARTY TRANSACTIONS
Founder shares
On January 16, 2020, the Company issued 2,875,000 Class B ordinary shares to the Sponsor (the “Founder Shares”) in exchange for a payment of $25,000 for offering costs made by the Sponsor on behalf of the Company. On March 6, 2020, the Company effected a share capitalization resulting in the Sponsor holding an aggregate of 13,625,000 founder shares. On March 6, 2020, the Sponsor transferred 50,000 Founder Shares to each of Keith W. Abell and Eva F. Huston, the Company’s independent director nominees. On April 23, 2020, the Company effected a share capitalization resulting in an aggregate of 15,350,000 Founder Shares issued and outstanding. The Sponsor currently owns an aggregate of 15,250,000 Class B ordinary shares and the independent directors, collectively, currently own an aggregate of 100,000 Class B ordinary shares. All shares and the associated amounts have been retroactively restated to reflect the aforementioned share capitalization. On April 24, 2020, the underwriters exercised their 15% over-allotment option in full; thus, the Founder Shares were no longer subject to forfeiture.
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
Due to related party
During the period from January 14, 2020 (inception) through December 31, 2020, the Sponsor paid approximately $24,000 of expenses on behalf of the Company. The amount is classified as a payable in current liabilities as of December 31, 2020 within the accompanying balance sheet.
Related party loans
On January 16, 2020, the Sponsor agreed to loan the Company up to $300,000 to be used for the payment of costs related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing, unsecured and due upon the closing of the Initial Public Offering. The Company borrowed approximately $125,000 under the Note. On May 29, 2020, the Company repaid the Note to the Sponsor in full.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid

CC NEUBERGER PRINCIPAL HOLDINGS I
(now known as E2open Parent Holdings, Inc.)
NOTES TO FINANCIAL STATEMENTS
upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. The Company had no borrowings under the Working Capital Loans as of December 31, 2020.
Forward purchase agreement
In connection with the consummation of the Initial Public Offering, the Company entered into a forward purchase agreement (the “Forward Purchase Agreement”) with Neuberger Berman Opportunistic Capital Solutions Master Fund LP (“NBOKS”), a member of the Sponsor, which provides for the purchase of up to $200,000,000 of units, with each unit consisting of one Class A ordinary share (the “Forward Purchase Shares”) and one-fourth of one warrant to purchase one Class A ordinary share at $11.50 per share (the “Forward Purchase Warrants”), for a purchase price of $10.00 per unit, in a private placement to occur concurrently with the closing of the initial Business Combination. The Forward Purchase Agreement allows NBOKS to be excused from its purchase obligation in connection with a specific business combination if NBOKS does not have sufficient committed capital allocated to the Forward Purchase Agreement to fulfill its funding obligations under such Forward Purchase Agreement in respect of such business combination. Prior to an initial Business Combination, NBOKS intends to raise additional committed capital such that the condition described in the preceding sentence is met, but there can be no assurance that additional capital will be available. The obligations under the Forward Purchase Agreement do not depend on whether any Class A ordinary shares are redeemed by the public shareholders. The Forward Purchase Shares and Forward Purchase Warrants will be issued only in connection with the closing of the initial Business Combination. The proceeds from the sale of Forward Purchase Shares may be used as part of the consideration to the sellers in the initial Business Combination, expenses in connection with the initial Business Combination or for working capital in the post-transaction company.
Note 7.   Fair Value Measurement
As of December 31, 2020, the carrying values of cash, accounts payable, warrants, accrued expenses and amounts due to a related party approximate their fair values due to the short-term nature of the instruments. The Company’s investments in money market funds held in Trust Account are valued using NAV as a practical expedient for fair value under ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), and are therefore excluded from the levels of the fair value hierarchy.
The Company’s derivative assets and liabilities are measured at fair value on a recurring basis using significant unobservable inputs (Level 3). A reconciliation of the beginning and ending balances of the derivative assets and liabilities is summarized below:
	Asset	Liabilities
Beginning of period	$—	$—
Acquisition date fair value of warrants:
Public warrants issued in the initial public offering		23,184,000
Private placement warrants issued in connection with the initial public offering		10,280,000
Forward Purchase Agreement asset/liability	351,000	—
Total acquisition date fair value of derivative liabilities	351,000	33,464,000
Change in fair value of warrant liabilities		37,927,200
Change in fair value of forward purchase agreement	(351,000)	27,724,000
End of period	$—	$99,115,200

CC NEUBERGER PRINCIPAL HOLDINGS I
(now known as E2open Parent Holdings, Inc.)
NOTES TO FINANCIAL STATEMENTS
The Company’s public warrant liability is valued using a binomial lattice pricing model. The Company’s Private Placement Warrants are valued using a binomial lattice pricing model when the warrants are subject to the make-whole table, or otherwise are valued using a Black-Scholes pricing model. The company’s Forward Purchase Agreement is valued utilizing observable market prices for public shares and warrants, relative to the present value of contractual cash proceeds, each adjusted for the probability of executing a successful business combination.
NOTE 8.   COMMITMENTS AND CONTINGENCIES
Registration and shareholder rights
The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) will be entitled to registration rights pursuant to a registration and shareholder rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. However, the registration and shareholder rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Pursuant to the Forward Purchase Agreement, the Company has agreed to use its reasonable best efforts (i) to file within 30 days after the closing of a Business Combination a registration statement with the SEC for a secondary offering of the Forward Purchase Shares and the Forward Purchase Warrants (and underlying Class A ordinary shares), (ii) to cause such registration statement to be declared effective promptly thereafter but in no event later than sixty (60) days after the initial filing, (iii) to maintain the effectiveness of such registration statement until the earliest of (A) the date on which NBOKS or its assignees cease to hold the securities covered thereby and (B) the date all of the securities covered thereby can be sold publicly without restriction or limitation under Rule 144 under the Securities Act and (iv) after such registration statement is declared effective, cause us to conduct firm commitment underwritten offerings, subject to certain limitations. In addition, the Forward Purchase Agreement provides that these holders will have certain “piggy-back” registration rights to include their securities in other registration statements filed by the Company.
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
Deferred legal fees
The Company obtained legal advisory services from two legal counsel firms in connection with the Initial Public Offering and agreed to pay their fees upon the consummation of the initial Business

CC NEUBERGER PRINCIPAL HOLDINGS I
(now known as E2open Parent Holdings, Inc.)
NOTES TO FINANCIAL STATEMENTS
Combination. As of December 31, 2020, the Company recorded approximately $0.9 million in deferred legal fees in connection with such agreements in the accompanying balance sheet.
NOTE 9.   SHAREHOLDERS’ EQUITY AND REDEEMABLE EQUITY INTERESTS
Class A ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2020, there were 41,400,000 Class A ordinary shares issued or outstanding, including 29,182,196 Class A ordinary shares subject to possible redemption, which are classified as temporary equity, outside of shareholders’ equity in the accompanying balance sheet.
Class B ordinary shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On January 16, 2020, 2,875,000 Class B ordinary shares were issued and outstanding. On March 6, 2020, the Company effected a share capitalization resulting in an aggregate of 13,625,000 Class B ordinary shares issued and outstanding. On April 23, 2020, the Company effected a share capitalization resulting in an aggregate of 15,350,000 of Class B ordinary shares issued and outstanding. All shares and the associated amounts have been retroactively restated to reflect the aforementioned share capitalization in the accompanying financial statements. As of December 31, 2020, there were 15,350,000 Class B ordinary shares issued or outstanding.
Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. The Class B ordinary shares and will automatically convert into Class A ordinary shares on the first business day following the consummation of the initial Business Combination, or earlier at the option of the holder thereof, on a one-for-one basis. However, if additional Class A ordinary shares or any other equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, 20% of the sum of (i) the total number of ordinary shares outstanding upon completion of the Initial Public Offering plus (ii) the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor upon conversion of Working Capital Loans, provided that such conversion of Class B ordinary shares will never occur on a less than one-for-one basis. Any conversion of Class B ordinary shares described herein will take effect as a redemption of Class B ordinary shares and an issuance of Class A ordinary shares as a matter of Cayman Islands law.
Preference shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of December 31, 2020, there were no preference shares issued or outstanding.
NOTE 10.   DERIVATIVE LIABILITIES
Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permit holders to exercise their warrants on a cashless basis under certain circumstances). The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC and have an effective registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those

CC NEUBERGER PRINCIPAL HOLDINGS I
(now known as E2open Parent Holdings, Inc.)
NOTES TO FINANCIAL STATEMENTS
Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the Private Placement Warrants are held by someone other than the Initial Shareholders or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
The Company may call the Public Warrants and the Forward Purchase Warrants for redemption:
•
in whole and not in part;

•
at a price of $0.01 per warrant;

•
upon a minimum of 30 days’ prior written notice of redemption; and

•
if, and only if, the last reported sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If the Company calls the Public Warrants for redemption as described above, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.
Commencing 90 days after the Public Warrants become exercisable, the Company may redeem the outstanding Public Warrants and Forward Purchase Warrants:
•
in whole and not in part;

•
at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to the agreed table, based on the redemption date and the “fair market value” of the Class A ordinary shares;

•
upon a minimum of 30 days’ prior written notice of redemption; and

•
if, and only if, the last reported sale price of the Class A ordinary shares equals or exceeds $10.00 per share (as adjusted per share splits, share dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

CC NEUBERGER PRINCIPAL HOLDINGS I
(now known as E2open Parent Holdings, Inc.)
NOTES TO FINANCIAL STATEMENTS
The “fair market value” of the Class A ordinary shares shall mean the average last reported sale price of the Class A ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.
The exercise price and number of Class A ordinary shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share capitalization, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of Class A ordinary shares at a price below its exercise price. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.
Forward purchase agreement
The Forward Purchase Agreement provides for the purchase of up to $200,000,000 of units, with each unit consisting of one Class A ordinary share (the “Forward Purchase Shares”) and one-fourth of one warrant to purchase one Class A ordinary share at $11.50 per share (the “Forward Purchase Warrants”), for a purchase price of $10.00 per unit, in a private placement to occur concurrently with the closing of the initial Business Combination.
All of the Company’s outstanding warrants and the Forward Purchase Agreement are recognized as derivative liabilities in accordance with ASC 815-40, which require the warrants and Forward Purchase Agreement be initially recognized and subsequently measured at fair value, with changes in fair value recognized each reporting period in the statement of operations until the instruments are exercised.
Note 11.   Quarterly Financial Data (unaudited)
In lieu of filing amended quarterly reports on Form 10-Q, the following tables represent the Company’s restated unaudited financial statements for each of the quarters during the period from January 14, 2020 (inception) through December 31, 2020. See Note 3, Restatement of Previously Issued Financial Statements for additional information.
The Company is presenting a reconciliation from the prior periods, as previously reported, to the restated values. The values as previously reported were derived from the Company’s Quarterly Reports on Form 10-Q for the interim periods of 2020 and the audited financial statements for the period from January 14, 2020 (inception) through December 31, 2020, as presented in the Company’s Form S-1 and its amendments.

CC NEUBERGER PRINCIPAL HOLDINGS I
(now known as E2open Parent Holdings, Inc.)
NOTES TO FINANCIAL STATEMENTS
BALANCE SHEETS
As Restated
	June 30, 2020	September 30, 2020
Assets
Current assets:
Cash and cash equivalents	$1,643,079	$1,446,391
Prepaid expenses	465,063	366,791
Total current assets	2,108,142	1,813,182
Investments held in Trust Account	414,028,653	414,039,090
Total Assets	$416,136,795	$415,852,272
Liabilities and Shareholders’ Equity
Current liabilities:
Accrued expenses	$217,145	$1,141,145
Accounts payable	872,438	775,431
Due to related party	—	17,572
Total current liabilities	1,089,583	1,934,148
Deferred legal fees	947,087	947,087
Deferred underwriting commissions	14,490,000	14,490,000
Derivative liabilities	51,265,800	66,606,600
Total liabilities	67,792,470	83,977,835
Class A ordinary shares, subject to possible redemption	343,344,320	326,874,430
Shareholders’ Equity
Class A ordinary shares, not subject to possible redemption	706	871
Class B ordinary shares	1,535	1,535
Additional paid-in capital	24,747,292	41,217,017
Accumulated deficit	(19,749,528)	(36,219,416)
Total shareholders’ equity	5,000,005	5,000,007
Total Liabilities and Shareholders’ Equity	$416,136,795	$415,852,272

CC NEUBERGER PRINCIPAL HOLDINGS I
(now known as E2open Parent Holdings, Inc.)
NOTES TO FINANCIAL STATEMENTS
STATEMENTS OF OPERATIONS
As Restated
	Three Months Ended June 30, 2020	January 14, 2020 (Inception) through June 30, 2020	Three Months Ended September 30, 2020	January 14, 2020 (Inception) through September 30, 2020
Operating expenses
General and administrative expenses	$172,519	$195,296	$1,139,525	$1,334,821
Loss from operations	(172,519)	(195,296)	(1,139,525)	(1,334,821)
Net gain from investments held in Trust Account	28,653	28,653	10,437	39,090
Loss from change in fair value of derivative liabilities	(18,152,800)	(18,152,800)	(15,340,800)	(33,493,600)
Financing cost-derivative liabilities	(1,430,085)	(1,430,085)	—	(1,430,085)
Net loss	$(19,726,751)	$(19,749,528)	$(16,469,888)	$(36,219,416)
Weighted average shares outstanding of Class A ordinary shares	41,400,000	41,400,000	41,400,000	41,400,000
Basic and diluted net loss per share, Class A	$0.00	$0.00	$0.00	$0.00
Weighted average shares outstanding of Class B ordinary shares	15,350,000	15,350,000	15,350,000	15,350,000
Basic and diluted net loss per share, Class B	$(1.29)	$(1.29)	$(1.07)	$(2.36)

CC NEUBERGER PRINCIPAL HOLDINGS I
(now known as E2open Parent Holdings, Inc.)
NOTES TO FINANCIAL STATEMENTS
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
As Restated
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance – January 14, 2020 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	15,350,000	1,535	23,465	—	25,000
Net loss	—	—	—	—	—	(22,777)	(22,777)
Balance – March 31, 2020	—	—	15,350,000	1,535	23,465	(22,777)	2,223
Sale of units in initial public offering, gross	41,400,000	4,140	—	—	413,995,860	—	414,000,000
Offering costs	—	—	—	—	(23,098,147)	—	(23,098,147)
Initial recognition of forward purchase agreement	—	—	—	—	351,000	—	351,000
Initial recognition of derivative liabilities	—	—	—	—	(23,184,000)	—	(23,184,000)
Shares subject to possible redemption	(34,334,432)	(3,434)	—	—	(343,340,886)	—	(343,344,320)
Net loss	—	—	—	—	—	(19,726,751)	(19,726,751)
Balance – June 30, 2020	7,065,568	706	15,350,000	1,535	27,747,292	(19,749,528)	5,000,005
Shares subject to possible redemption	1,646,989	165	—	—	16,469,725	—	16,469,890
Net loss	—	—	—	—	—	(16,469,888)	(16,469,888)
Balance – September 30, 2020	8,712,557	871	15,350,000	1,535	41,217,017	(36,219,416)	5,000,007
Shares subject to possible redemption	3,505,247	351	—	—	35,052,124	—	32,052,475
Net loss	—	—	—	—	—	(35,052,476)	(35,052,476)
Balance – December 31, 2020	12,217,804	$1,222	15,350,000	$1,535	$76,269,141	$(71,271,892)	$5,000,006
STATEMENT OF CASH FLOWS
The restatement corrections impact net loss and loss from change in fair value of derivative liabilities within operating cash flows in the Statements of Cash Flows. Total operating activities, investing activities, financing activities and cash and cash equivalents are unchanged as a result of the restatement.

CC NEUBERGER PRINCIPAL HOLDINGS I
(now known as E2open Parent Holdings, Inc.)
NOTES TO FINANCIAL STATEMENTS
BALANCE SHEETS
December 31, 2020
	As Previously Reported	Restatement Impacts	As Restated
Assets
Current assets:
Cash and cash equivalents	$455,318	$—	$455,318
Prepaid expenses	302,315	—	302,315
Total current assets	757,633	—	757,633
Investments held in Trust Account	414,049,527	—	414,049,527
Total Assets	$414,807,160	$—	$414,807,160
Liabilities and Shareholders’ Equity
Current liabilities:
Accrued expenses	$2,147,682	$—	$2,147,682
Accounts payable	1,260,831	—	1,260,831
Due to related party	24,399	—	24,399
Total current liabilities	3,432,912	—	3,432,912
Deferred legal fees	947,087	—	947,087
Deferred underwriting commissions	14,490,000	—	14,490,000
Derivative liabilities	—	99,115,200	99,115,200
Total liabilities	18,869,999	99,115,200	117,985,199
Class A ordinary shares, subject to possible redemption	390,937,160	(99,115,205)	291,821,955
Shareholders’ Equity
Class A ordinary shares, not subject to possible redemption	231	991	1,222
Class B ordinary shares	1,535	—	1,535
Additional paid-in capital	8,837,842	67,431,299	76,269,141
Accumulated deficit	(3,839,607)	(67,432,285)	(71,271,892)
Total shareholders’ equity	5,000,001	5	5,000,006
Total Liabilities and Shareholders’ Equity	$414,807,160	$—	$414,807,160

CC NEUBERGER PRINCIPAL HOLDINGS I
(now known as E2open Parent Holdings, Inc.)
NOTES TO FINANCIAL STATEMENTS
September 30, 2020
	As Previously Reported	Restatement Impacts	As Restated
Assets
Current assets:
Cash and cash equivalents	$1,446,391	$—	$1,446,391
Prepaid expenses	366,791	—	366,791
Total current assets	1,813,182	—	1,813,182
Investments held in Trust Account	414,039,090	—	414,039,090
Total Assets	$415,852,272	$—	$415,852,272
Liabilities and Shareholders’ Equity
Current liabilities:
Accrued expenses	$1,141,145	$—	$1,141,145
Accounts payable	775,431	—	775,431
Due to related party	17,572	—	17,572
Total current liabilities	1,934,148	—	1,934,148
Deferred legal fees	947,087	—	947,087
Deferred underwriting commissions	14,490,000	—	14,490,000
Derivative liabilities	—	66,606,600	66,606,600
Total liabilities	17,371,235	66,606,600	83,977,835
Class A ordinary shares, subject to possible redemption	393,481,030	(66,606,600)	326,874,430
Shareholders’ Equity
Class A ordinary shares, not subject to possible redemption	205	666	871
Class B ordinary shares	1,535	—	1,535
Additional paid-in capital	6,293,998	34,923,019	41,217,017
Accumulated deficit	(1,295,731)	(34,923,685)	(36,219,416)
Total shareholders’ equity	5,000,007	—	5,000,007
Total Liabilities and Shareholders’ Equity	$415,852,272	$—	$415,852,272

CC NEUBERGER PRINCIPAL HOLDINGS I
(now known as E2open Parent Holdings, Inc.)
NOTES TO FINANCIAL STATEMENTS
June 30, 2020
	As Previously Reported	Restatement Impacts	As Restated
Assets
Current assets:
Cash and cash equivalents	$1,643,079	$—	$1,643,079
Prepaid expenses	465,063	—	465,063
Total current assets	2,108,142	—	2,108,142
Investments held in Trust Account	414,028,653	—	414,028,653
Total Assets	$416,136,795	$—	$416,136,795
Liabilities and Shareholders’ Equity
Current liabilities:
Accrued expenses	$217,145	$—	$217,145
Accounts payable	872,438	—	872,438
Due to related party	—	—	—
Total current liabilities	1,089,583	—	1,089,583
Deferred legal fees	947,087	—	947,087
Deferred underwriting commissions	14,490,000	—	14,490,000
Derivative liabilities	—	51,265,800	51,265,800
Total liabilities	16,526,670	51,265,800	67,792,470
Class A ordinary shares, subject to possible redemption	394,610,120	(51,265,800)	343,344,320
Shareholders’ Equity
Class A ordinary shares, not subject to possible redemption	194	512	706
Class B ordinary shares	1,535	—	1,535
Additional paid-in capital	5,164,919	19,582,373	24,747,292
Accumulated deficit	(166,643)	(19,582,885)	(19,749,528)
Total shareholders’ equity	5,000,005	—	5,000,005
Total Liabilities and Shareholders’ Equity	$416,136,795	$—	$416,136,795

CC NEUBERGER PRINCIPAL HOLDINGS I
(now known as E2open Parent Holdings, Inc.)
NOTES TO FINANCIAL STATEMENTS
STATEMENTS OF OPERATIONS
For the Period from January 14, 2020 (Inception) through December 31, 2020
	As Previously Reported	Restatement Impacts	As Restated
Operating expenses
General and administrative expenses	$3,889,134	$—	$3,889,134
Loss from operations	(3,889,134)	—	(3,889,134)
Net gain from investments held in Trust Account	49,527	—	49,527
Loss from change in fair value of derivative liabilities	—	(66,002,200)	(66,002,200)
Financing cost – derivative liabilities	—	(1,430,085)	(1,430,085)
Net loss	$(3,839,607)	$(67,432,285)	$(71,271,892)
Weighted average shares outstanding of Class A ordinary shares	41,400,000	—	41,400,000
Basic and diluted net loss per share, Class A	$0.00	$0.00	$0.00
Weighted average shares outstanding of Class B ordinary shares	15,350,000	—	15,350,000
Basic and diluted net loss per share, Class B	$(0.25)	$(4.39)	$(4.65)
For the Three Months Ended September 30, 2020
	As Previously Reported	Restatement Impacts	As Restated
Operating expenses
General and administrative expenses	$1,139,525	$—	$1,139,525
Loss from operations	(1,139,525)	—	(1,139,525)
Net gain from investments held in Trust Account	10,437	—	10,437
Loss from change in fair value of derivative liabilities	—	(15,340,800)	(15,340,800)
Net loss	$(1,129,088)	$(15,340,800)	$(16,469,888)
Weighted average shares outstanding of Class A ordinary shares	41,400,000	—	41,400,000
Basic and diluted net loss per share, Class A	$0.00	$0.00	$0.00
Weighted average shares outstanding of Class B ordinary shares	15,350,000	—	15,350,000
Basic and diluted net loss per share, Class B	$(0.07)	$(1.00)	$(1.07)

CC NEUBERGER PRINCIPAL HOLDINGS I
(now known as E2open Parent Holdings, Inc.)
NOTES TO FINANCIAL STATEMENTS
For the Period from January 14, 2020 (Inception) through September 30, 2020
	As Previously Reported	Restatement Impacts	As Restated
Operating expenses
General and administrative expenses	$1,334,821	$—	$1,334,821
Loss from operations	(1,334,821)	—	(1,334,821)
Net gain from investments held in Trust Account	39,090	—	39,090
Loss from change in fair value of derivative liabilities	—	(33,493,600)	(33,493,600)
Financing cost – derivative liabilities	—	(1,430,085)	(1,430,085)
Net loss	$(1,295,731)	$(34,923,685)	$(36,219,416)
Weighted average shares outstanding of Class A ordinary shares	41,400,000	—	41,400,000
Basic and diluted net loss per share, Class A	$0.00	$0.00	$0.00
Weighted average shares outstanding of Class B ordinary shares	15,350,000	—	15,350,000
Basic and diluted net loss per share, Class B	$(0.09)	$(2.28)	$(2.36)
For the Three Months Ended June 30, 2020
	As Previously Reported	Restatement Impacts	As Restated
Operating expenses
General and administrative expenses	$172,519	$—	$172,519
Loss from operations	(172,519)	—	(172,519)
Net gain from investments held in Trust Account	28,653	—	28,653
Loss from change in fair value of derivative liabilities	—	(18,152,800)	(18,152,800)
Financing cost – derivative liabilities	—	(1,430,085)	(1,430,085)
Net loss	$(143,866)	$(19,582,885)	$(19,726,751)
Weighted average shares outstanding of Class A ordinary shares	41,400,000	—	41,400,000
Basic and diluted net loss per share, Class A	$0.00	$0.00	$0.00
Weighted average shares outstanding of Class B ordinary shares	15,350,000	—	15,350,000
Basic and diluted net loss per share, Class B	$(0.01)	$(1.28)	$(1.29)

CC NEUBERGER PRINCIPAL HOLDINGS I
(now known as E2open Parent Holdings, Inc.)
NOTES TO FINANCIAL STATEMENTS
For the Period from January 14, 2020 (Inception) through June 30, 2020
	As Previously Reported	Restatement Impacts	As Restated
Operating expenses
General and administrative expenses	$195,296	$—	$195,296
Loss from operations	(195,296)	—	(195,296)
Net gain from investments held in Trust Account	28,653	—	28,653
Loss from change in fair value of derivative liabilities	—	(18,152,800)	(18,152,800)
Financing cost – derivative liabilities	—	(1,430,085)	(1,430,085)
Net loss	$(166,643)	$(19,582,885)	$(19,749,528)
Weighted average shares outstanding of Class A ordinary shares	41,400,000	—	41,400,000
Basic and diluted net loss per share, Class A	$0.00	$0.00	$0.00
Weighted average shares outstanding of Class B ordinary shares	15,350,000	—	15,350,000
Basic and diluted net loss per share, Class B	$(0.01)	$(1.28)	$(1.29)

CC NEUBERGER PRINCIPAL HOLDINGS I
(now known as E2open Parent Holdings, Inc.)
NOTES TO FINANCIAL STATEMENTS
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
As Previously Reported
	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance – January 14, 2020 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	15,350,000	1,535	23,465	—	25,000
Net loss	—	—	—	—	—	(22,777)	(22,777)
Balance – March 31, 2020	—	—	15,350,000	1,535	23,465	(22,777)	2,223
Sale of units in initial public offering, gross	41,400,000	4,140	—	—	413,995,860	—	414,000,000
Offering costs	—	—	—	—	(24,528,232)	—	(24,528,232)
Sale of private placement warrants to Sponsor	—	—	—	—	10,280,000	—	10,280,000
Shares subject to possible redemption	(39,461,012)	(3,946)	—	—	(394,606,174)	—	(394,610,120)
Net loss	—	—	—	—	—	(143,866)	(143,866)
Balance – June 30, 2020	1,938,988	194	15,350,000	1,535	5,164,919	(166,643)	5,000,005
Shares subject to possible redemption	112,909	11	—	—	1,129,079	—	1,129,090
Net loss	—	—	—	—	—	(1,129,088)	(1,129,088)
Balance – September 30, 2020	2,051,897	205	15,350,000	1,535	6,293,998	(1,295,731)	5,000,007
Shares subject to possible redemption	254,387	26	—	—	2,543,844	—	2,543,870
Net loss	—	—	—	—	—	(2,543,876)	(2,543,876)
Balance – December 31, 2020	2,306,284	$231	15,350,000	$1,535	$8,837,842	$(3,839,607)	$5,000,001

CC NEUBERGER PRINCIPAL HOLDINGS I
(now known as E2open Parent Holdings, Inc.)
NOTES TO FINANCIAL STATEMENTS
Restatement Impacts
	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance – January 14, 2020 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—
Balance – March 31, 2020	—	—	—	—	—	—	—
Sale of units in initial public offering, gross	—	—	—	—	—	—	—
Offering costs	—	—	—	—	1,430,085	—	1,430,085
Sale of private placement warrants to Sponsor	—	—	—	—	(10,280,000)	—	(10,280,000)
Initial recognition of forward purchase agreement	—	—	—	—	351,000	—	351,000
Initial recognition of derivative liabilities	—	—	—	—	(23,184,000)	—	(23,184,000)
Shares subject to possible redemption	5,126,580	512	—	—	51,265,288	—	51,265,800
Net loss	—	—	—	—	—	(19,582,885)	(19,582,885)
Balance – June 30, 2020	5,126,580	512	—	—	19,582,373	(19,582,885)	—
Shares subject to possible redemption	1,534,080	154	—	—	15,340,646	—	(15,340,800)
Net loss	—	—	—	—	—	(15,340,800)	(15,340,800)
Balance – September 30, 2020	6,660,660	666	—	—	34,923,019	(34,923,685)	—
Shares subject to possible redemption	3,250,860	325	—	—	32,508,280	—	32,508,605
Net loss	—	—	—	—	—	(32,508,600)	(32,508,600)
Balance – December 31, 2020	9,911,520	$991	—	$—	$67,431,299	$(67,432,285)	$5

CC NEUBERGER PRINCIPAL HOLDINGS I
(now known as E2open Parent Holdings, Inc.)
NOTES TO FINANCIAL STATEMENTS
As Restated
	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance – January 14, 2020 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	15,350,000	1,535	23,465	—	25,000
Net loss	—	—	—	—	—	(22,777)	(22,777)
Balance – March 31, 2020	—	—	15,350,000	1,535	23,465	(22,777)	2,223
Sale of units in initial public offering, gross	41,400,000	4,140	—	—	413,995,860	—	414,000,000
Offering costs	—	—	—	—	(23,098,147)	—	(23,098,147)
Sale of private placement warrants to Sponsor	—	—	—	—	—	—	—
Initial recognition of forward purchase agreement	—	—	—	—	351,000	—	351,000
Initial recognition of derivative liabilities	—	—	—	—	(23,184,000)	—	(23,184,000)
Shares subject to possible redemption	(34,334,432)	(3,434)	—	—	(343,340,886)	—	(343,344,320)
Net loss	—	—	—	—	—	(19,726,751)	(19,726,751)
Balance – June 30, 2020	7,065,568	706	15,350,000	1,535	24,747,292	(19,749,528)	5,000,005
Shares subject to possible redemption	1,646,989	165	—	—	16,469,725	—	16,469,890
Net loss	—	—	—	—	—	(16,469,888)	(16,469,888)
Balance – September 30, 2020	8,712,557	871	15,350,000	1,535	41,217,017	(36,219,416)	5,000,007
Shares subject to possible redemption	3,505,247	351	—	—	35,052,124	—	35,052,475
Net loss	—	—	—	—	—	(35,052,476)	(35,052,476)
Balance – December 31, 2020	12,217,804	$1,222	15,350,000	$1,535	$76,269,141	$(71,271,892)	$5,000,006
NOTE 11 — SUBSEQUENT EVENTS
On February 4, 2021, the Company domesticated into a Delaware corporation and consummated the acquisition of certain equity interests of E2open Holdings, LLC (“E2open”) as a result of a series of mergers pursuant to a Business Combination Agreement, dated as of October 14, 2020. See the Form 8-K, filed with the SEC on February 10, 2021 for additional information.