Form 10-Q
period 2021-05-31
E2open Parent Holdings, Inc.
filed 2021-07-15
CIK 1800347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-39272

E2open Parent Holdings, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	86-1874570
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9600 Great Hills Trail, Suite 300E Austin, TX	78759
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (866) 432-6736

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	ETWO	New York Stock Exchange
Warrants to purchase one share of Class A Common Stock at an exercise price of $11.50	ETWO-WT	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

There were 195,304,737 shares of common stock, $0.0001 par value per share, issued and outstanding as of July 12, 2021.

GLOSSARY OF TERMS

Abbreviation	Term

ASC	Accounting Standards Codification

BluJay	BluJay Solutions, a cloud-based logistics execution platform company

CC Capital	CC NB Sponsor 1 Holdings LLC

Class A Common Stock	Class A common stock, par value $0.0001 per share

Class V Common Stock	Class V common stock, par value $0.0001 per share

Common Units	common units representing limited liability company interests of E2open Holdings, LLC, which are non-voting, economic interests in E2open Holdings, LLC

Forward Purchase Agreement	agreement dated as of April 28, 2020, by and between CCNB1 and Neuberger Berman Opportunistic Capital Solutions Master Fund LP

Forward Purchase Warrants	5,000,000 redeemable warrants purchased pursuant to the Forward Purchase Agreement

Insight Partners	entities affiliated with Insight Venture Management, LLC, including funds under management; controlling unitholder of E2open Holdings, LLC holding less than 50% voting interests

Investor Rights Agreement

agreement entered into on February 4, 2021 providing Insight Partners and CC Capital the right to nominate members to the board of directors, requires parties to vote in favor of director nominees recommended by the board of directors, requires the registration of securities within 30 days of February 4, 2021 and limits the transfer of beneficially owned shares of common stock prior to the termination of the Lock-up Period.

LIBOR	London Interbank Offered Rate

Lock-up Period	period commencing on February 4, 2021 and ending on August 4, 2021

nm	not meaningful

PIPE	private investment in public equity; financing from institutional investors

Purchase Agreement	Share Purchase Deed entered into on May 27, 2021 with BluJay

RCU	restricted common units representing Series 1 and Series 2 of E2open Holdings, LLC

SCM	supply chain management

SEC	U.S. Securities and Exchange Commission

U.S. GAAP	generally accepted accounting principles in the United States

NYSE	New York Stock Exchange

VWAP	daily per share volume-weighted average price of the Class A Common Stock on the NYSE as displayed on the Bloomberg page under the heading Bloomberg VWAP

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (Quarterly Report) contains “forward-looking statements” within the meaning of the federal securities law. These forward-looking statements give E2open Parent Holdings, Inc.’s (we, our, us, Company or E2open) current expectations and include projections of results of operations or financial condition or forecasts of future events. Words such as “may,” “can,” “should,” “will,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” and similar expressions are used to identify forward-looking statements. Without limiting the generality of the forgoing, forward-looking statements contained in this document include our expectations regarding our future growth, operational and financial performance and business prospects and opportunities.

These forward-looking statements are based on information available as of the date of this Quarterly Report and management’s current expectations, forecasts and assumptions, and involve a number of judgments, known and unknown risks and uncertainties and other factors, many of which are outside our control and our directors, officers and affiliates. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date. We do not undertake any obligation to update, add or to otherwise correct any forward-looking statements contained herein to reflect events or circumstances after the date they were made, whether as a result of new information, future events, inaccuracies that become apparent after the date hereof or otherwise, except as may be required under applicable securities laws.

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

•	changes in applicable laws or regulations;
•	the inability to develop and maintain effective internal controls;
•	the COVID-19 pandemic;
•	the inability to attract new customers or upsell/cross sell existing customers;
•	failure to renew existing customer subscriptions on terms favorable to us;
•	risks associated with our extensive and expanding international operations;
•	the inability to develop and market new and enhanced solutions;
•	the failure of the market for cloud-based SCM solutions to develop as quickly as we expect;
•	inaccuracies in information sourced for our knowledge databases;
•	failure to compete successfully in a fragmented and competitive SCM market;
•	the inability to adequately protect key intellectual property rights or proprietary technology;
•	the inability to close the BluJay acquisition due to failure to achieve regulatory approvals, required approval of E2open shareholders or failure to meet other customary closing conditions;
•	the diversion of management’s attention and consumption of resources as a result of potential acquisitions of other companies, including the recently announced acquisition of BluJay;
•

risks associates with our past and prospective acquisitions, including the failure to successfully integrate operations, personnel, systems, technologies and products of the acquired companies, adverse tax consequences of acquisitions, greater than expected liabilities of the acquired companies and charges to earnings from acquisitions;

•	failure to maintain adequate operational and financial resources or raise additional capital or generate sufficient cash flows;
•	cyber-attacks and security vulnerabilities;
•	our inability to maintain the listing of our Class A Common Stock on the NYSE; and
•	certain other factors discussed elsewhere in this Quarterly Report.

For a further discussion of these and other factors that could impact our future results and performance, see Part I, Item 1A., Risk Factors in our Annual Report on Form 10-K for the fiscal year ended February 28, 2021, filed with the SEC on May 20, 2021 (2021 Form 10-K).

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

E2open Parent Holdings, Inc.

Condensed Consolidated Balance Sheets

	Successor
(In thousands, except share amounts)	May 31, 2021	February 28, 2021
	(unaudited)
Assets
Cash and cash equivalents	$220,748	$194,717
Restricted cash	11,815	12,825
Accounts receivable - net of allowance of $514 and $908, respectively	60,641	112,657
Prepaid expenses and other current assets	12,091	12,643
Total current assets	305,295	332,842
Long-term investments	226	224
Goodwill	2,630,941	2,628,646
Intangible assets, net	809,875	824,851
Property and equipment, net	47,045	44,198
Operating lease right-of-use assets	21,048	—
Other noncurrent assets	8,654	7,416
Total assets	$3,823,084	$3,838,177
Liabilities and Stockholders' Equity
Accounts payable and accrued liabilities	$56,163	$70,233
Incentive program payable	11,815	12,825
Deferred revenue	98,299	89,691
Acquisition-related obligations	2,000	2,000
Current portion of notes payable	4,110	4,405
Current portion of operating lease obligations	5,064	—
Current portion of financing lease obligations	3,961	4,827
Total current liabilities	181,412	183,981
Long-term deferred revenue	1,484	482
Operating lease obligations	16,551	—
Financing lease obligations	5,691	6,588
Notes payable	503,266	502,800
Tax receivable agreement liability	52,614	50,114
Warrant liability	128,715	68,772
Contingent consideration	224,068	150,808
Deferred taxes	396,735	396,217
Other noncurrent liabilities	1,027	1,057
Total liabilities	1,511,563	1,360,819
Commitments and Contingencies (Note 22)
Stockholders' Equity
Class A common stock (Successor); $0.0001 par value, 2,500,000,000 shares authorized; 187,051,142 issued and outstanding as of May 31, 2021 and February 28, 2021	19	19
Class V common stock (Successor); $0.0001 par value; 40,000,000 shares authorized; 35,636,680 issued and outstanding as of May 31, 2021 and February 28, 2021	—	—
Series B-1 common stock (Successor); $0.0001 par value; 9,000,000 shares authorized; 8,120,367 issued and outstanding as of May 31, 2021 and February 28, 2021	—	—
Series B-2 common stock (Successor); $0.0001 par value; 4,000,000 shares authorized; 3,372,184 issued and outstanding as of May 31, 2021 and February 28, 2021	—	—
Additional paid-in capital	2,073,249	2,071,206
Accumulated other comprehensive income	3,863	2,388
(Accumulated deficit) retained earnings	(131,458)	10,800
Total E2open Parent Holdings, Inc. equity	1,945,673	2,084,413
Noncontrolling interest	365,848	392,945
Total stockholders' equity	2,311,521	2,477,358
Total liabilities and stockholders' equity	$3,823,084	$3,838,177

See notes to condensed consolidated financial statements.

E2open Parent Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Successor	Predecessor
	Three Months Ended	Three Months Ended
(In thousands, except per share amounts)	May 31, 2021	May 31, 2020
Revenue
Subscriptions	$51,034	$69,604
Professional services	15,293	13,520
Total revenue	66,327	83,124
Cost of Revenue
Subscriptions	16,508	14,138
Professional services	10,140	11,095
Amortization of acquired intangible assets	11,511	5,561
Total cost of revenue	38,159	30,794
Gross Profit	28,168	52,330
Operating Expenses
Research and development	15,701	14,631
Sales and marketing	12,514	12,310
General and administrative	13,717	9,764
Acquisition-related expenses	9,778	3,368
Amortization of acquired intangible assets	3,830	8,467
Total operating expenses	55,540	48,540
(Loss) income from operations	(27,372)	3,790
Other (expense) income
Interest and other expense, net	(4,903)	(19,372)
Change in tax receivable agreement liability	(2,499)	—
Loss from change in fair value of warrant liability	(59,943)	—
Loss from change in fair value of contingent consideration	(73,260)	—
Total other expenses	(140,605)	(19,372)
Loss before income tax benefit	(167,977)	(15,582)
Income tax expense	(1,378)	(8,170)
Net loss	(169,355)	$(23,752)
Less: Net loss attributable to noncontrolling interest	(27,097)
Net loss attributable to E2open Parent Holdings, Inc.	$(142,258)

Net loss attributable to E2open Parent Holdings, Inc. common shareholders per share:
Basic	$(0.76)
Diluted	$(0.76)

See notes to condensed consolidated financial statements.

E2open Parent Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Successor	Predecessor
	Three Months Ended	Three Months Ended
(In thousands)	May 31, 2021	May 31, 2020
Net loss	$(169,355)	$(23,752)
Other comprehensive income (loss), net:
Net foreign currency translation gain (loss)	1,475	(291)
Total other comprehensive income (loss), net	1,475	(291)
Comprehensive loss	(167,880)	$(24,043)
Less: Comprehensive loss attributable to noncontrolling interest	(26,861)
Comprehensive loss attributable to E2open Parent Holdings, Inc.	$(141,019)

See notes to condensed consolidated financial statements.

E2open Parent Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Predecessor
(In thousands)	Members' Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Members' Equity
Balance, February 29, 2020	$433,992	$(898)	$(218,502)	$214,592
Investment by member	1,788	—	—	1,788
Unit-based compensation	2,046	—	—	2,046
Comprehensive loss	—	(291)	—	(291)
Net loss	—	—	(23,752)	(23,752)
Balance, May 31, 2020	$437,826	$(1,189)	$(242,254)	$194,383

	Successor
(In thousands)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total E2open Equity	Noncontrolling Interest	Total Equity
Balance, February 28, 2021	$19	$2,071,206	$2,388	$10,800	$2,084,413	$392,945	$2,477,358
Share-based compensation	—	2,043	—	—	2,043	—	2,043
Comprehensive income	—	—	1,475	—	1,475	—	1,475
Net loss	—	—	—	(142,258)	(142,258)	(27,097)	(169,355)
Balance, May 31, 2021	$19	$2,073,249	$3,863	$(131,458)	$1,945,673	$365,848	$2,311,521

See notes to condensed consolidated financial statements.

E2open Parent Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Successor	Predecessor
	Three Months Ended	Three Months Ended
(In thousands)	May 31, 2021	May 31, 2020
Cash flows from operating activities
Net loss	$(169,355)	$(23,752)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	20,205	16,978
Amortization of deferred commissions	158	987
Amortization of debt issuance costs	667	1,079
Amortization of operating lease right-of-use assets	1,372	—
Share-based and unit-based compensation	2,043	2,046
Change in tax receivable agreement liability	2,499	—
Loss from change in fair value of warrant liability	59,943	—
Loss from change in fair value of contingent consideration	73,260	—
(Gain) loss on disposal of property and equipment	(187)	32
Changes in operating assets and liabilities:
Accounts receivable, net	52,016	62,606
Prepaid expenses and other current assets	552	(167)
Other noncurrent assets	(1,399)	(183)
Accounts payable and accrued liabilities	(9,234)	(8,387)
Incentive program payable	(1,010)	(8,679)
Deferred revenue	9,611	(21,234)
Changes in other liabilities	(1,875)	8,505
Net cash provided by operating activities	39,266	29,831
Cash flows from investing activities
Capital expenditures	(12,385)	(3,886)
Net cash used in investing activities	(12,385)	(3,886)
Cash flows from financing activities
Proceeds from sale of membership units	—	1,788
Proceeds from indebtedness	—	284
Repayments of indebtedness	(153)	(2,253)
Repayments of financing lease obligations	(546)	(421)
Net cash used in financing activities	(699)	(602)
Effect of exchange rate changes on cash and cash equivalents	(1,161)	120
Net increase in cash, cash equivalents and restricted cash	25,021	25,463
Cash, cash equivalents and restricted cash at beginning of period	207,542	48,428
Cash, cash equivalents and restricted cash at end of period	$232,563	$73,891
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$220,748	$53,637
Restricted cash	11,815	20,254
Total cash, cash equivalents and restricted cash	$232,563	$73,891
Supplemental Information - Cash Paid for:
Interest	$5,192	$17,408
Income taxes	462	333
Non-Cash Investing and Financing Activities:
Capital expenditures financed under financing lease obligations	$—	$2,643
Capital expenditures included in accounts payable and accrued liabilities	1,933	78
Right-of-use assets obtained in exchange for operating lease obligations	22,420	—

See notes to condensed consolidated financial statements.

E2open Parent Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.Organization and Basis of Presentation

Organization and Description of Business

CC Neuberger Principal Holdings I (CCNB1) was a blank check company incorporated in the Cayman Islands on January 14, 2020 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. CCNB1’s sponsor was CC Neuberger Principal Holdings I Sponsor LLC, a Delaware limited liability company (Sponsor). CCNB1 became a public company on April 28, 2020 through an initial public offering (IPO).

On February 4, 2021 (Closing Date), CCNB1 and E2open Holdings, LLC and its operating subsidiaries (E2open Holdings) completed a business combination (Business Combination) contemplated by the definitive Business Combination Agreement entered into on October 14, 2020 (Business Combination Agreement). In connection with the finalization of the Business Combination, CCNB1 changed its name to “E2open Parent Holdings, Inc.” and changed its jurisdiction of incorporation from the Cayman Islands to the State of Delaware (Domestication).

Immediately following the Domestication, various entities merged with and into E2open, with E2open as the surviving company. Additionally, E2open Holdings became a subsidiary of E2open with the equity interests of E2open Holdings held by E2open and existing owners of E2open Holdings. The existing owners of E2open Holdings are considered noncontrolling interests in the condensed consolidated financial statements.

We are headquartered in Austin, Texas. We are a leading provider of 100% cloud-based, end-to-end supply chain management software. Our software combines networks, data and applications to provide a deeply embedded, mission-critical platform that allows customers to optimize their supply chain by accelerating growth, reducing costs, increasing visibility and driving improved resiliency. Given the business-critical nature of our solutions, we maintain deep, long-term relationships with our customers across a wide range of end-markets, including technology, consumer, industrial and transportation, among others.

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

These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended May 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2022. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2021 filed with the U.S. Securities and Exchange Commission (SEC) on May 20, 2021 (2021 Form 10-K).

Use of Estimates

The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Financing lease obligation were previously included in current portion of notes payable and capital lease obligations as well as notes payable and capital lease obligations on the Consolidated Balance Sheets. Beginning March 1, 2021, capital lease obligations became financing lease obligations and were presented separately on the Consolidated Balance Sheets. Additionally, financing leases are no longer presented with notes payable in the notes to the financial statements as all leases are presented together in one note. These reclassifications and changes did not affect our net income, total assets, liabilities, equity or cash flows.

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

2.Accounting Standards

Recently Adopted Accounting Guidance

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842). The core principle of Topic 842, Leases is that a lessee should recognize the assets and liabilities that arise from leases. For operating leases, a lessee is required to recognize a right-of-use (ROU) asset and a lease liability, initially measured at the present value of the lease payments, in the balance sheet. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The accounting applied by a lessor is largely unchanged from that applied under previous U.S. GAAP. This standard is effective for calendar fiscal years beginning after December 15, 2021. Earlier application is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. We adopted this standard as of March 1, 2021 utilizing the modified retrospective approach and elected a set of practical expedients that allowed us not to reassess whether contracts are or contain leases, lease classification or initial direct costs for existing leases. See Note 20, Leases for more information related to our leases.

In October 2018, the FASB issued ASU 2018-17, Consolidated (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities. This standard is intended to improve the accounting when considering indirect interests held through related parties under common control for determining whether fees paid to decision makers and service providers are variable interests. ASU 2018-17 is effective for fiscal years beginning after December 15, 2020, and interim periods within those years. All entities are required to apply this standard retrospectively with a cumulative-effect adjustment to retained earnings at the beginning of the earliest period presented. We adopted this standard as of March 1, 2021 and it did not have a material impact on our consolidated financial statements.

Recent Accounting Guidance Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (ASC 326), which is intended to provide financial statement users with more useful information about expected credit losses on financial assets held by a reporting entity at each reporting date. This standard replaces the existing incurred loss impairment methodology with an approach that requires consideration of a broader range of reasonable and supportable forward-looking information to estimate all expected credit losses. This standard is effective for the fiscal year beginning after December 15, 2022, and all interim periods within. Early adoption is permitted. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This standard provides guidance on accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. The amendments in this standard should be applied either retrospectively or prospectively to all implementation costs incurred after the adoption date. The standard is effective for fiscal years beginning after December 15, 2021, and interim periods within those years. Earlier application is permitted. We do not expect the adoption of this standard will have a material impact on our consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Simplifying Accounting for Income Taxes, as part of its initiative to reduce complexity in the accounting standards. The guidance amends certain disclosure requirements that had become redundant, outdated or superseded. Additionally, this guidance amends accounting for the interim period effects of changes in tax laws or rates and simplifies aspects of the accounting for franchise taxes. ASU 2019-12 is effective for annual periods beginning after December 15, 2021. Early adoption is permitted. Management is currently evaluating the effect of these provisions on our financial position and results of operations.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting to simplify the accounting for contract modifications made to replace the London Interbank Offered Rate (LIBOR) or other reference rates that are expected to be discontinued because of the reference rate reform. The guidance provides optional expediates and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criterion are met. The optional expedients and exceptions can be applied to contract modifications made until December 31, 2022. On January 7, 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The amendments in ASU 2021-01 are elective and apply to our debt instruments that may be modified as a result of the reference rate reform. We are continuing to evaluate these standards, as well as the timing of the transition of various rates in our debt instruments affected by reference rate reform.

3.Pending Acquisition

On May 27, 2021, we entered into a Share Purchase Deed (Purchase Agreement) with BluJay TopCo Limited, a private limited liability company registered in England and Wales (BluJay), and its shareholders (collectively, the BluJay Sellers). Under the Purchase Agreement, we will issue to the BluJay Sellers 72,383,299 shares of Class A Common Stock and pay approximately $456.8 million of cash, subject to adjustments for certain items specified in the Purchase Agreement.

The Purchase Agreement follows a typical locked-box mechanism, pursuant to which the purchase price is fixed upfront by reference to the balance sheet position of BluJay as of December 31, 2020, without any purchase price adjustment following the closing. We are also required to pay an additional consideration on a daily basis for the period between December 31, 2020 and the date of the closing at a rate of $63,000 per day. The purchase price will be reduced on a dollar for dollar basis if any value is extracted to or for the benefit of any BluJay Sellers between December 31, 2020, and the date of the closing, which is referred to as leakage, other than for certain narrowly defined permitted leakage items specifically agreed by us and the BluJay Sellers and expressly provided for in the Purchase Agreement.

In connection with the Purchase Agreement, we have secured $300 million in private investment in public equity (PIPE) financing from institutional investors to purchase an aggregate of 28,909,022 shares of our Class A Common Stock, a $380 million fully committed incremental term loan to our 2021 Term Loan, as defined below, and an $80 million increase to our 2021 Revolving Credit Facility, defined below. In addition, the letter of credit sublimit will increase from $15.0 million to $30.0 million upon completion of the acquisition.

Certain of BluJay’s current shareholders, Francisco Partners and Temasek, will have the right to appoint one director each to our board of directors following the closing of the acquisition, subject to the terms of the Purchase Agreement. Additionally, the Investor Rights Agreement entered into as part of the Business Combination will be amended to extend the Lock-up Period, which is currently from February 4, 2021 through August 4, 2021, for an additional six months.

The acquisition was unanimously approved by our and BluJay’s board of directors and is expected to close during the third quarter of calendar year 2021 subject to regulatory approvals, required approval of our shareholders and other customary closing conditions.

4.Liquidity and Capital Resources

We measure liquidity in terms of our ability to fund the cash requirements of our business operations, including working capital, capital expenditure needs, contractual obligations and other commitments, with cash flows from operations and other sources of funding. Current working capital needs relate mainly to employee compensation and benefits, as well as interest, debt repayments, capital expenditures, and operating expenses. Our ability to expand and grow our business will depend on many factors, including working capital needs and the evolution of operating cash flows.

We had $220.7 million in cash and cash equivalents as of May 31, 2021. We believe our existing cash and cash equivalents, cash provided by operating activities, and, if necessary, the borrowing capacity of up to $75.0 million available under our revolving credit facility (see Note 9, Notes Payable) will be sufficient to meet our working capital, debt repayment and capital expenditure requirements for at least the next twelve months.

See Note 3, Pending Acquisition, for the additional equity and debt financing we will incur to acquire BluJay.

In the future, we may enter into arrangements to acquire or invest in complementary businesses. To facilitate these acquisitions or investments, we may seek additional equity or debt financing.

5.Intangible Assets, Net

Intangible assets, net consisted of the following:

	Successor
	May 31, 2021
($ in thousands)	Weighted Average Useful Life	Cost	Accumulated Amortized	Net
Indefinite-lived:
Trademark / Trade name	Indefinite	$109,998	$—	$109,998
Definite-lived:
Customer relationships	20.0	300,257	(4,874)	295,383
Technology	8.5	370,256	(14,140)	356,116
Content library	10.0	50,000	(1,622)	48,378
Total definite-lived		720,513	(20,636)	699,877
Total intangible assets		$830,511	$(20,636)	$809,875

	Successor
	February 28, 2021
($ in thousands)	Weighted Average Useful Life	Cost	Accumulated Amortized	Net
Indefinite-lived:
Trademark / Trade name	Indefinite	$109,924	$—	$109,924
Definite-lived:
Customer relationships	20.0	300,107	(1,248)	298,859
Technology	8.5	370,106	(3,621)	366,485
Content library	10.0	50,000	(417)	49,583
Total definite-lived		720,213	(5,286)	714,927
Total intangible assets		$830,137	$(5,286)	$824,851

Amortization of intangible assets is recorded in cost of revenue and operating expenses in the Condensed Consolidated Statements of Operations. We recorded amortization expense related to intangible assets of $15.3 million and $14.0 million for the three months ended May 31, 2021 and 2020, respectively.

6.Property and Equipment, Net

Property and equipment, net consisted of the following:

	Successor
($ in thousands)	May 31, 2021	February 28, 2021
Computer equipment	$19,217	$14,707
Software	23,698	21,141
Furniture and fixtures	1,826	1,828
Leasehold improvements	7,936	7,722
Gross property and equipment	52,677	45,398
Less accumulated depreciation and amortization	(5,632)	(1,200)
Property and equipment, net	$47,045	$44,198

Computer equipment and software include assets held under financing leases. Amortization of assets held under financing leases is included in depreciation expense. See Note 20, Leases for additional information regarding our financing leases.

Depreciation expense was $4.9 million and $2.9 million for the three months ended May 31, 2021 and 2020, respectively.

7.Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	Successor
($ in thousands)	May 31, 2021	February 28, 2021
Accrued compensation	$20,834	$34,298
Accrued severance and retention	117	349
Trade accounts payable	17,886	17,858
Accrued professional services	3,227	2,938
Restructuring liability	774	1,639
Taxes payable	2,279	1,892
Interest payable	1,556	1,293
Other	9,490	9,966
Total accounts payable and accrued liabilities	$56,163	$70,233

8.Tax Receivable Agreement

E2open Holdings entered into a Tax Receivable Agreement with selling equity holders of E2open Holdings that requires us to pay 85% of the tax savings that are realized as a result of increases in the tax basis in E2open Holdings’ assets as a result of the sale of E2open Holdings units and exchange of the E2open Holdings units for shares of Class A Common Stock and cash, as well as certain other tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement. We will retain the benefit of the remaining 15% of these cash savings.

Significant inputs and assumptions were used to initially estimate the future expected payments including the timing of the realization of the tax benefits, a tax rate of 24.1% and an imputed interest rate of 7%. Changes in any of these or other factors are expected to impact the timing and amount of gross payments. The fair value of these obligations will be accreted to the amount of the gross expected obligation. In addition, if we were to exercise our right to terminate the Tax Receivable Agreement or certain other acceleration events occur, we will be required to make immediate cash payments. Such cash payments will be equal to the present value of the assumed future realized tax benefits based on a set of assumptions and using an agreed upon discount rate, as defined in the Tax Receivable Agreement. The early termination payment may be made significantly in advance of the actual realization, if any, of those future tax benefits. Such payments will be calculated based on certain assumptions, including that we have sufficient taxable income to utilize the full amount of any tax benefits subject to the Tax Receivable Agreement over the period specified therein. The payments that we will be required to make will generally reduce the amount of overall cash flow that might have otherwise been available, but we expect the cash tax savings we will realize from the utilization of the related tax benefits will exceed the amount of any required payments.

Pursuant to Accounting Standards Codification (ASC) Topic 805, Business Combination and relevant tax law, we have calculated the fair value of the tax receivable agreement payments and identified the timing of the utilization of the tax attributes. The tax receivable agreement liability will be revalued at the end of each reporting period with the gain or loss as well as the associated interest reflected in change in tax receivable agreement liability in the Condensed Consolidated Statements of Operations in the period in which the event occurred. Interest will accrue on the tax receivable agreement liability at a rate of LIBOR plus 100 basis points. The tax receivable agreement liability was $52.6 million and $50.1 million as of May 31, 2021 and February 28, 2021, respectively. The increase in the liability was due to a change in the forecast and accretion of the liability.

9.Notes Payable

Notes payable outstanding were as follows:

	Successor
($ in thousands)	May 31, 2021	February 28, 2021
2021 Term Loan	$525,000	$525,000
Other notes payable	192	688
Total notes payable	525,192	525,688
Less unamortized debt issuance costs	(17,816)	(18,483)
Total notes payable, net	507,376	507,205
Less current portion	(4,110)	(4,405)
Notes payable, less current portion, net	$503,266	$502,800

2021 Term Loan and Revolving Credit Facility

On February 4, 2021, E2open, LLC, our subsidiary, entered into a credit agreement (Credit Agreement) that provides for $75.0 million in commitments for revolving credit loans (2021 Revolving Credit Facility) with a $15.0 million letter of credit sublimit. The 2021 Revolving Credit Facility will mature on February 4, 2026. E2open, LLC can request increases in the revolving commitments and additional term loan facilities, in minimum amounts of $2.0 million for each facility. The Credit Agreement also provides for $525.0 million in term loans (2021 Term Loan) payable in quarterly installments of $1.3 million beginning in August 2021 and payable in full on February 4, 2028.

The Credit Agreement is guaranteed by E2open Intermediate, LLC, our subsidiary, and certain wholly owned subsidiaries of E2open, LLC, as guarantors, and is supported by a security interest in substantially all of the guarantors’ personal property and assets.

The Credit Agreement contains certain customary events of default, representations and warranties as well as affirmative and negative covenants.

As of May 31, 2021 and February 28, 2021, the 2021 Term Loan had a variable interest rate of 4.00% and 3.69%, respectively, and no outstanding borrowings under the 2021 Revolving Credit Facility. We were in compliance with the First Lien Leverage Ratio for the Credit Agreement as of May 31, 2021 and February 28, 2021.

10.Contingent Consideration

Business Combination

The contingent consideration liability is due to the issuance of Series B-1 and B-2 common stock and Series 1 restricted common units (RCUs) and Series 2 RCUs of E2open Holdings as part of the Business Combination. These shares and units were issued on a proportional basis to each holder of Class A shares in CCNB1 and Common Units of E2open Holdings. These restricted shares and Common Units are treated as a contingent consideration liability under ASC Topic 805 and valued at fair market value. The contingent consideration liability was recorded at a fair value on the acquisition date and will be remeasured at each reporting date and adjusted if necessary. Any gain or loss recognized from the remeasurement will be recorded in gain (loss) from the change in fair value of contingent consideration on the Condensed Consolidated Statements of Operations as a nonoperating income (expense) as the change in fair value is not part of our core operating activities.

The contingent consideration liability was $192.8 million and $129.4 million as of May 31, 2021 and February 28, 2021, respectively. The fair value remeasurement as of May 31, 2021 resulted in a loss of $63.4 million for the three months ended May 31, 2021. There was no gain or loss for the three months ended May 31, 2020 as the contingent consideration liability was not recorded until February 4, 2021.

There are 8,120,367 shares of Series B-1 common stock, including the Sponsor Side Letter shares noted below, as of May 31, 2021. The Series B-1 common stock automatically converts into our Class A Common Stock on a one-to-one basis upon the occurrence of the first day on which the 5-day volume-weighted average price (VWAP) of our Class A Common Stock is equal to at least $13.50 per share; provided, however, that the reference to $13.50 per share shall be decreased by the aggregate per share amount of dividends actually paid in respect of a share of Class A Common Stock following the closing of the Business Combination.

See Note 23, Subsequent Events for information related to the conversion of the Series B-1 common stock.

There are 3,372,184 shares of Series B-2 common stock outstanding as of May 31, 2021. The Series B-2 common stock automatically converts into our Class A Common Stock on a one-to-one basis upon the occurrence of the first day on which the 20-day VWAP is equal to at least $15.00 per share; provided, however, that the reference to $15.00 per share shall be decreased by the aggregate per share amount of dividends actually paid in respect of a share of Class A Common Stock following the closing of the Business Combination.

There are 4,379,557 shares of Series 1 RCUs outstanding as of May 31, 2021. The Series 1 RCUs will vest and become Common Units of E2open Holdings at such time as the 5-day VWAP of the Class A Common Stock is at least $13.50 per share; however, the $13.50 per share threshold will be decreased by the aggregate amount of dividends per share paid following the closing of the Business Combination.

See Note 23, Subsequent Events for information related to the conversion of the Series 1 RCUs into Common Units.

There are 2,627,724 shares of Series 2 RCUs outstanding as of May 31, 2021. The Series 2 RCUs will vest (a) at such time as the 20-day VWAP of the Class A Common Stock is at least $15.00 per share; however, the $15.00 per share threshold will be decreased by the aggregate amount of dividends per share paid following the closing of the Business Combination; (b) upon the consummation of a qualifying change of control of us or the Sponsor and (c) upon the qualifying liquidation defined in the limited liability company agreement.

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

We have not paid any dividends to date and does not expect to in the future.

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

These restricted shares are treated as a contingent consideration liability under ASC Topic 805 and valued at fair market value. The contingent consideration liability was recorded at a fair value on the acquisition date and will be remeasured at each reporting date and adjusted if necessary. Any gain or loss recognized from the remeasurement will be recorded in gain (loss) from the change in fair value of contingent consideration on the Condensed Consolidated Statements of Operations as a nonoperating income (expense) as the change in fair value is not part of our core operating activities.

The contingent consideration liability was $31.3 million and $21.4 million as of May 31, 2021 and February 28, 2021, respectively. The fair value remeasurement as of May 31, 2021 resulted in a loss of $9.9 million for the three months ended May 31, 2021. There was no gain or loss for the three months ended May 31, 2020 as the Sponsor Side Letter was not entered into until February 4, 2021.

See Note 23, Subsequent Events for information related to the conversion of the Restricted Sponsor Shares.

Averetek

E2open Holdings purchased Averetek, LLC (Averetek) in May 2019. The purchase agreement for Averetek included contingent payments of up to $2.0 million in consideration contingent upon successful attainment of revenue related criteria that extended up to two years subsequent to closing. The earn-out liability was recorded on the acquisition date in acquisition-related obligations on the Condensed Consolidated Balance Sheets and remeasured at each reporting date and adjusted if necessary. At the acquisition date, the fair value of the contingent consideration was $2.0 million. We determined there was no change in fair value of the contingent consideration as of May 31, 2021 and February 28, 2021. The earn-out liability was earned in May 2021 and will be paid in July 2021.

11.Fair Value Measurement

Our financial instruments include cash and cash equivalents; investments; accounts receivable, net; accounts payable; acquisition-related obligations; notes payable; and financing lease obligations. Accounts receivable, net; accounts payable; and acquisition-related obligations are stated at their carrying value, which approximates fair value, due to their short maturity. We measure our cash equivalents and investments at fair value, based on an exchange or exit price which represents the amount that would be received for an asset sale or an exit price, or paid to transfer a liability in an orderly transaction between knowledgeable and willing market participants. We estimate the fair value for notes payable and financing lease obligations by discounting the future cash flows of the related note and lease payments. As of May 31, 2021 and February 28, 2021, the fair value of the cash and cash equivalents, restricted cash, notes payable and financing lease obligations approximates their recorded values.

The following tables set forth details about our investments:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
May 31, 2021 (Successor)
Asset-backed securities	$162	$64	$—	$226

February 28, 2021 (Successor)
Asset-backed securities	$162	$62	$—	$224

Observable inputs are based on market data obtained from independent sources. Unobservable inputs reflect our assessment of the assumptions market participants would use to value certain financial instruments. This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

Our assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy are summarized as follows:

	Successor
	May 31, 2021
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market	$4	$—	$—	$4
Total cash equivalents	4	—	—	4
Investments:
Asset-backed securities	—	226	—	226
Total investments	—	226	—	226
Total assets	$4	$226	$—	$230

Liabilities:
Acquisition-related obligations	$—	$—	$2,000	$2,000
Warrant liability	—	—	128,715	128,715
Contingent consideration	—	—	224,068	224,068
Total liabilities	$—	$—	$354,783	$354,783

	Successor
	February 28, 2021
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market	$4	$—	$—	$4
Total cash equivalents	4	—	—	4
Investments:
Asset-backed securities	—	224	—	224
Total investments	—	224	—	224
Total assets	$4	$224	$—	$228

Liabilities:
Acquisition-related obligations	$—	$—	$2,000	$2,000
Warrant liability	—	—	68,772	68,772
Contingent consideration	—	—	150,808	150,808
Total liabilities	$—	$—	$221,580	$221,580

Contingent Consideration

A reconciliation of the beginning and ending balances of acquisition related accrued earn-outs and contingent consideration using significant unobservable inputs (Level 3) is summarized below:

	Successor
($ in thousands)	May 31, 2021	February 28, 2021
Beginning of period	$152,808	$2,000
Acquisition date fair value of contingent consideration	—	184,548
Loss (gain) from fair value of contingent consideration	73,260	(33,740)
End of period	$226,068	$152,808

The change in the fair value of the earn-out is recorded in acquisition-related expenses while the change in the fair value of the contingent consideration is recorded in gain (loss) from change in fair value of contingent consideration in the Condensed Consolidated Statements of Operations.

Our warrant liability is measured at fair value on a recurring basis using significant unobservable inputs (Level 3). A reconciliation of the warrant liability from February 4, through February 28, 2021 and February 28, 2021 through May 31, 2021 is summarized below:

	Successor
($ in thousands)	May 31, 2021	February 28, 2021
Beginning of period	$68,772	$91,959
Loss (gain) from fair value of warrant liability	59,943	(23,187)
End of period	$128,715	$68,772

The change in the fair value of the warrant liability is recorded in gain (loss) from change in fair value of warrant liability in the Condensed Consolidated Statements of Operations.

The fair values of our Level 1 financial instruments, which are traded in active markets, are based on quoted market prices for identical instruments. The fair values of our Level 2 financial instruments are based on quoted market prices for comparable instruments or model-driven valuations using observable market data or inputs corroborated by observable market data.

Our earn-out liabilities and contingent consideration are valued using a Monte Carlo simulation model. The assumptions used in preparing these models include estimates such as volatility, contractual terms, discount rates, dividend yield and risk-free interest rates. These valuation models use unobservable market input, and therefore the liabilities are classified as Level 3.

Our public warrant liability is valued using the binomial lattice pricing model. The private placement warrants are valued using a binomial pricing model when the warrants are subject to the make-whole table, or otherwise are valued using a Black-Scholes pricing model. The forward purchase warrants are valued utilizing observable market prices for public shares and warrants, relative to the present value of contractual cash proceeds. The assumptions used in preparing these models include estimates such as volatility, contractual terms, discount rates, dividend yield, expiration dates and risk-free interest rates. This valuation model uses unobservable market input, and therefore the liability is classified as Level 3.

12.Revenue

We generate revenue from the sale of subscriptions and professional services. We recognize revenue when the customer contract and associated performance obligations have been identified, transaction price has been determined and allocated to the performance obligations in the contract, and performance obligations have been satisfied. We recognize revenue net of any taxes collected from customers, which are subsequently remitted to governmental authorities.

Total Revenue by Geographic Locations

Revenue by geographic regions consisted of the following:

	Successor	Predecessor
	Three Months Ended	Three Months Ended
($ in thousands)	May 31, 2021	May 31, 2020
Americas	$63,318	$80,058
Europe	1,324	1,324
Asia Pacific	1,685	1,742
Total revenue	$66,327	$83,124

Revenues by geography are determined based on the region of our contracting entity, which may be different than the region of the customer. Americas revenue attributed to the United States was 95% and 96% during the three months ended May 31, 2021 and 2020, respectively. No other country represented more than 10% of total revenue during these periods.

During the three months ended May 31, 2021, we recorded a $22.5 million reduction to revenue to amortize the deferred revenue fair value adjustment that resulted from the purchase price allocation in the Business Combination.

Remaining Performance Obligations

Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied. It includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods and does not include contracts where the customer is not committed. The customer is not considered committed when they are able to terminate for convenience without payment of a substantive penalty under the contract. Additionally, as a practical expedient of ASC Topic 606, Revenue from Contracts with Customers, we have not disclosed the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. As of May 31, 2021 and February 28, 2021, approximately $564.3 million and $555.7 million of revenue was expected to be recognized from remaining performance obligations, respectively. These amounts are expected to be recognized over the next five years.

Contract Assets and Liabilities

Contract assets primarily represent contractual receivables recognized for performance obligations that have been satisfied but for which amounts have not been billed. Contract assets were $12.2 million and $13.4 million as of May 31, 2021 and February 28, 2021, respectively. Contract liabilities consist of deferred revenue which includes billings in excess of revenue recognized related to subscription contracts and professional services. Deferred revenue is recognized as revenue when we perform under the contract. Deferred revenue was $99.8 million and $90.2 million as of May 31, 2021 and February 28, 2021, respectively. As of February 4, 2021, a fair value adjustment of $60.7 million was recorded to reduce our deferred revenue to its fair value as part of the Business Combination. As deferred revenue is recognized, any fair value adjustment related to the deferred revenue is also recognized as a reduction to revenue. As of May 31, 2021 and February 28, 2021, the fair value adjustment to reduce deferred revenue as part of the Business Combination was $31.5 million and $54.0 million, respectively. Revenue recognized during the three months ended May 31, 2021, included in deferred revenue on the Condensed Consolidated Balance Sheets as of February 28, 2021, was $26.3 million.

Sales Commissions

With the adoption of ASC Topic 606 and ASC Topic 340-40, Contracts with Customers as of March 1, 2019, we began deferring and amortizing sales commissions that are incremental and directly related to obtaining customer contracts. Amortization expense of $0.2 million and $1.0 million was recorded in sales and marketing expense in the Condensed Consolidated Statements of Operations for the three months ended May 31, 2021 and 2020, respectively. Certain sales commissions that would have an amortization period of less than a year are expensed as incurred in sales and marketing expense. As of May 31, 2021 and February 28, 2021, we had a total of $3.1 million and $1.6 million of capitalized sales commissions included in prepaid expenses and other current assets and other noncurrent assets in the Condensed Consolidated Balance Sheets, respectively.

13.Severance and Exit Costs

In connection with acquisitions, we conducted post-acquisition related operational reviews to reallocate resources to strategic areas of the business. The operational reviews resulted in workforce reductions, lease obligations related to properties that were vacated and other expenses. Severance and exit costs included in acquisition-related expenses in the Condensed Consolidated Statements of Operations are as follows:

	Successor	Predecessor
	Three Months Ended	Three Months Ended
($ in thousands)	May 31, 2021	May 31, 2020
Severance	$40	$763
Lease exits	322	957
Total severance and exit costs	$362	$1,720

Included in accounts payable and accrued liabilities as of May 31, 2021 and February 28, 2021 is a restructuring liability, primarily consisting of lease related obligations, of $0.8 million and $1.6 million and a restructuring severance liability of $0.1 million and $0.3 million, respectively. We expect these amounts to be substantially paid within the next 12 months.

The following table reflects the changes in the severance and exit costs accruals:

	Successor	Predecessor
	Three Months Ended	Three Months Ended
($ in thousands)	May 31, 2021	May 31, 2020
Beginning of period	$1,988	$3,730
Payments	(879)	(2,970)
Impairment of right-of-use assets	(580)	—
Expenses	362	1,720
End of period	$891	$2,480

14.Warrants

As of May 31, 2021 and February 28, 2021, there were an aggregate of 29,079,972 warrants outstanding, which include the public warrants, private placement warrants and forward purchase warrants. Each warrant entitles its holders to purchase one share of Class A Common Stock at an exercise price of $11.50 per share. The private placement warrants became exercisable with the Domestication. The forward purchase warrants became exercisable upon effectiveness of our Form S-1 which was initially filed on March 5, 2021 and deemed effective on March 29, 2021. The public warrants became exercisable on April 28, 2021. The public warrants, private placement warrants and forward purchase warrants will expire five years after the Closing Date, or earlier upon redemption or liquidation. Once the warrants become exercisable, we may redeem the outstanding warrants when various conditions are met, such as specific stock prices, as detailed in the specific warrant agreements. However, the 10,280,000 private placement warrants are nonredeemable so long as they are held by our Sponsor or its permitted transferees. The warrants are recorded as a liability in warrant liability on the Condensed Consolidated Balance Sheets with a balance of $128.7 million and $68.8 million as of May 31, 2021 and February 28, 2021, respectively. During the three months ended May 31, 2021, a loss of $59.9 million was recognized in loss from change in fair value of the warrant liability in the Condensed Consolidated Statements of Operations.

15.Stockholders’ Equity

The following table reflects the changes in our outstanding stock:

	Class A	Class V	Series B-1	Series B-2
Balance, February 28, 2021	187,051,142	35,636,680	8,120,367	3,372,184
	—	—	—	—
Balance, May 31, 2021	187,051,142	35,636,680	8,120,367	3,372,184

As reflected in the table above, there was no stock activity during the period from February 28, 2021 through May 31, 2021.

See Note 23, Subsequent Events for information related to the conversion of the Series B-1 common stock into Class A Common Stock.

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

During the three months ended May 31, 2020, we received $1.8 million in proceeds from the sale of membership units.

16.Noncontrolling Interests

Noncontrolling interest represents the portion of E2open Holdings that we control and consolidate but do not own. As of May 31, 2021 and February 28, 2021, the noncontrolling interests represent a 16.0% ownership in E2open Holdings.

Generally, common units of E2open Holdings participate in net income or loss allocations and distributions and entitle their holder to the right, subject to the terms set forth in the limited liability agreement, to require E2open Holdings to redeem all or a portion of the common units held by such participant. At our option, we may satisfy this redemption with cash or by exchanging Class V Common Stock for our Class A Common Stock on a one-for-one basis.

As of May 31, 2021 and February 28, 2021, there were a total of 35.6 million common units held by participants of E2open Holdings. There were no changes in the numbers of common units held by participants during the three months ended May 31, 2021.

We follow the guidance issued by the FASB regarding the classification and measurement of redeemable securities. Accordingly, we have determined that the common units meet the requirements to be classified as permanent equity. We did not redeem any common units during the three months ended May 31, 2021.

17.Other Comprehensive Income

We did not reclass any items to the Condensed Consolidated Statements of Operations from accumulated other comprehensive income during the three months ended May 31, 2021 and 2020.

Accumulated other comprehensive income in the equity section of our Condensed Consolidated Balance Sheets includes:

	Successor	Predecessor
($ in thousands)	May 31, 2021	February 28, 2021
Foreign currency translation adjustment	$3,863	$2,388
Accumulated other comprehensive income	$3,863	$2,388

18.Earnings Per Share

Basic earnings per share is calculated as net income divided by the average number of shares of common stock outstanding. Diluted earnings per share assumes, when dilutive, the issuance of the net incremental shares from options and restricted shares. The following is a reconciliation of the denominators of the basic and diluted per share computations for net income:

Successor
Three Months Ended
(In thousands, except per share data)	May 31, 2021
Net loss per share:
Numerator - basic:
Net loss per share:	$(169,355)
Less: Net loss attributable to noncontrolling interests	(27,097)
Net loss attributable to E2open Parent Holdings, Inc. - basic	$(142,258)

Numerator - diluted:
Net loss attributable to E2open Parent Holdings, Inc. - basic	$(142,258)
Add: Net loss and tax effect attributable to noncontrolling interests	—
Net loss attributable to E2open Parent Holdings, Inc. - diluted	$(142,258)

Numerator - basic:
Weighted average shares outstanding - basic	187,051
Net income per share - basic	$(0.76)

Numerator - diluted:
Weighted average shares outstanding - basic	187,051
Weighted average effect of dilutive securities:
Shares related to common units	—
Weighted average shares outstanding - diluted	187,051
Diluted net income per common share	$(0.76)

Potential common shares issuable to employee or directors upon exercise or conversion of shares under our share-based compensation plans and upon exercise of warrants are excluded from the computation of diluted earnings per common share when the effect would be anti-dilutive. All potential common shares are anti-dilutive in periods of net loss available to common stockholders.

The following table summarizes the weighted-average potential common shares excluded from diluted loss per common share as their effect would be anti-dilutive:

Successor
Three Months Ended
May 31, 2021
Restricted Sponsor Shares related to Series B-1 common stock	2,500,000
Shares related to Series B-1 common stock	5,620,367
Shares related to Series B-2 common stock	3,372,184
Shares related to restricted common units Series 1	4,379,557
Shares related to restricted common units Series 2	2,627,724
Shares related to warrants (1)	29,079,972
Shares related to Common Units	35,636,680
Shares related to options	2,416,628
Shares related to restricted stock	225,532
Units/Shares excluded from the dilution computation	85,858,644

(1)	The warrants include the public warrants, private placement warrants and forward purchase warrants.

19.Share-Based and Unit-Based Compensation

2021 Incentive Plan

The E2open Parent Holdings, Inc. 2021 Omnibus Incentive Plan (2021 Incentive Plan) became effective on the Closing Date with the approval of CCNB1’s shareholders and the board of directors. The 2021 Incentive Plan allows us to make equity and equity-based incentive awards to officers, employees, directors and consultants. There are 15,000,000 shares of Class A Common Stock reserved for issuance under the 2021 Incentive Plan which can be granted as stock options, restricted stock awards, restricted stock units, performance stock awards, cash awards and other equity-based awards. No award may vest earlier than the first anniversary of the date of grant, expect under limited conditions. The 2021 Incentive Plan replaced the 2015 Plan and 2015 Restricted Plan, as defined below.

On March 1, 2021, our board of directors granted 2,380,902 options to our executive officers with an exercise price of $9.77. On May 3, 2021, our Chief Executive Officer, pursuant to the authority delegated to him by our board of directors, granted an aggregate of 202,418 options to certain senior management with an exercise price of $10.86. All the options are performance based and are measured based on obtaining an organic growth target over a one-year period with a quarter of the options vesting at the end of the performance period and the remaining options vesting equally over the following three years.

On May 21, 2021, our board of directors authorized the grant of an aggregate of 1,024,055 restricted stock awards (RSU) to certain executives, senior management and employees with a grant date fair value of $12.87 per share. All of these RSUs are performance based and are measured based on obtaining an organic growth target over a one-year period with a quarter of the options vesting at the end of the performance period and the remaining options vesting equally over the following three years. Additionally, an aggregate of 943,364 RSUs were granted to certain executives, senior management and employees with a grant date fair value of $12.87 per share. All of these RSUs are service based which will vest ratably over a three-year period.

On May 21, 2021, the non-employee directors of our board of directors received their annual stock award of an aggregate of 107,472 RSUs which have a one-year vesting period.

As of May 31, 2021, there were 10,341,789 shares of Class A Common Stock available for grant under the 2021 Incentive Plan.

Activity under the 2021 Incentive Plan related to options is as follows:

	Successor
	Number of Shares (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)
Balance, February 28, 2021	—	$—	—
Granted	2,583	9.86
Balance, May 31, 2021	2,583	9.86	9.8

As of May 31, 2021, there was $5.7 million of unrecognized compensation cost related to unvested options.

Activity under the 2021 Incentive Plan related to RSUs is as follows:

	Successor
	Number of Shares (in thousands)	Weighted Average Market Value Per Share	Weighted Average Remaining Contractual Term (in years)
Balance, February 28, 2021	—	$—	—
Granted	2,075	12.87
Balance, May 31, 2021	2,075	12.87	3.4

As of May 31, 2021, there was $26.4 million of unrecognized compensation cost related to unvested RSUs.

The estimated grant-date fair values of the options granted during the three months ended May 31, 2021 were calculated using the Black-Scholes option-pricing valuation model, based on the following assumptions:

Expected term (in years)	7
Expected equity price volatility	46.12% - 46.25%
Risk-free interest rate	1.12% - 1.29%
Expected dividend yield	0%

Prior to the Business Combination, we had unit-based compensation plans that authorized (a) the discretionary granting of unit options and (b) the discretionary issuance of non-vested restricted units.

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

E2open Holdings was authorized to issue 46.0 million unit options under the 2015 Plan. As of February 3, 2021, outstanding unit options were 19.9 million. Unit options available for grant were 2.7 million as of February 3, 2021; however, the 2015 Plan was terminated as part of the Business Combination.

Activity under E2open Holdings’ unit option plan is as follows:
	Predecessor
	Number of Units (in thousands)	Weighted Average Exercise Price Per Unit	Weighted Average Term (in years)
Balance, February 29, 2020	22,001	$1.51	1.9
Exercised	(1,288)	1.45
Forfeited	(312)	1.65
Balance, May 31, 2020	20,401	1.51	1.6

As of February 3, 2021, there was $2.4 million of unrecognized compensation cost which was expected to be recognized over a weighted-average period of 1.1 year. The weighted-average contractual life of options outstanding was 6.7 years and the weighted-average contractual life of options exercisable was 6.4 years as of February 3, 2021.

We did not recognize any compensation expense for Exit-Based units for the three months ended May 31, 2020, as these awards were not probable of vesting during these time periods.

On January 24, 2021, the board of managers accelerated the vesting of all unvested unit options outstanding under the 2015 Plan as of the completion of the Business Combination on February 4, 2021.

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

Activity under E2open Holdings’ 2015 Restricted Plan was as follows:

	Predecessor
($ in thousands)	Number of Units (in thousands)	Weighted Average Grant Date Fair Value Per Unit	Weighted Average Remaining Term (in years)
Balance, February 29, 2020	8,955	$1.40	1.5
Released	(941)	1.48
Balance, May 31, 2020	8,014	1.39	1.0

The aggregate fair value of units vested during the three months ended May 31, 2020 was $1.4 million. Unrecognized compensation expense related to the Class B units was $5.4 million as of the February 3, 2021, which was expected to be recognized over a weighted-average period of approximately one year. E2open Holdings did not recognize any compensation expense for Exit-Based Units for the three months ended May 31, 2020.

On January 24, 2021, the board of managers accelerated the vesting of all unvested unit options outstanding under the 2015 Restricted Plan as of the completion of the Business Combination on February 4, 2021.

The table below sets forth the functional classification in the Condensed Consolidated Statements of Operations of our equity-based compensation expense:

	Successor	Predecessor
	Three Months Ended	Three Months Ended
($ in thousands)	May 31, 2021	May 31, 2020
Cost of revenue	$200	$110
Research and development	323	169
Sales and marketing	282	191
General and administrative	1,238	1,576
Total share-based and unit-based compensation	$2,043	$2,046

20.Leases

Effective March 1, 2021, we began accounting for leases in accordance with ASC Topic 842, Leases, which requires lessees to recognize lease liabilities and ROU assets on the balance sheet for most operating leases. Prior to March 1, 2021, we accounted for leases in accordance with ASC Topic 840, Leases, under which operating leases were not recorded on the balance sheet.

We made the accounting policy election not to apply the recognition provisions of ASC Topic 842 to short-term leases which are leases with a lease term of 12 months or less. Instead, we will recognize the lease payments for short-term leases on a straight-line basis over the lease term. We currently do not have any short-term leases.

Upon adoption of ASC Topic 842, we recognized an operating lease liability of $23.0 million, a ROU operating asset of $22.4 million and no change to retained earnings. The lease liability is calculated based on the remaining minimum rental payments under current leasing standards for existing operating leases and the ROU asset is calculated the same as the lease liability, reduced for a $0.6 million impairment related to an office lease we had exited as of February 28, 2021. We did not include any optional extension periods or cancelations in the valuation.

Operating lease liabilities reflect our obligation to make future lease payments for real estate locations. Lease terms are comprised of contractual terms. Payments are discounted using the rate we would pay to borrow amounts equal to the lease payments over the lease term (our incremental borrowing rate). We do not separate lease and non-lease components for contracts in which we are the lessee. ROU assets are measured based on lease liabilities adjusted for incentives and timing differences between operating lease expense and payments, recognized on a straight-line basis over the lease term. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are recognized as incurred. Common area maintenance and other executory costs are the main components of variable lease payments. Operating and variable lease expenses are recorded in general and administrative expense in the Condensed Consolidated Statements of Operations.

Real Estate Leases

We lease our primary office space under non-cancelable operating leases with various expiration dates through August 2029. Many of our leases have an option to be extended from two to five years, and several of our leases give us the right to cancel early with proper notification. Additionally, we have a sublease on one of our office leases.

Several of the operating lease agreements require us to provide security deposits. As of May 31, 2021, and February 28, 2021, lease deposits were $3.0 million and $2.9 million, respectively. The deposits are generally refundable at the expiration of the lease, assuming all obligations under the lease agreement have been met. Deposits are included in prepaid and other current assets and other noncurrent assets in the Condensed Consolidated Balance Sheets.

Equipment Leases

We purchase equipment under non-cancelable financing lease arrangements related to software and computer equipment and have various expiration dates through August 2024. We have the right to purchase the software and computer equipment anytime during the lease or upon lease completion.

Balance Sheet Presentation

The following tables presents the amounts and classifications of our estimated ROU assets, net and lease liabilities:

		Successor
($ in thousands)	Balance Sheet Location	May 31, 2021
Operating lease right-of-use assets	Operating lease right-of-use assets	$21,048
Finance lease right-of-use asset	Property and equipment, net	7,877
Total right-of-use assets		$28,925

		Successor
($ in thousands)	Balance Sheet Location	May 31, 2021
Operating lease liability - current	Current portion of operating lease obligations	$5,064
Operating lease liability	Operating lease obligations	16,551
Finance lease liability - current	Current portion of finance lease obligations	3,961
Finance lease liability	Finance lease obligations	5,691
Total lease liabilities		$31,267

Lease Cost and Cash Flows

The following table summarizes of our total lease cost:

Successor
Three Months Ended
($ in thousands)	May 31, 2021
Finance lease cost:
Amortization of right-of-use asset	$1,193
Interest on lease liability	130
Finance lease cost	1,323
Operating lease cost:
Operating lease cost	1,349
Variable lease cost	801
Sublease income	(174)
Operating net lease cost	1,976
Total net lease cost	$3,299

We currently do not have any short-term leases.

Rent expense for the three months ended May 31, 2020 was $2.2 million which was recognized under ASC Topic 840, Leases.

Supplemental cash flow information related to leases was as follows:

Successor
Three Months Ended
($ in thousands)	May 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$1,313

The following table presents the weighted-average remaining lease terms and discount rates of our leases:

Successor
Three Months Ended
May 31, 2021
Weighted -average remaining lease term (in years):
Finance lease	1.82
Operating lease	5.27
Weighted-average discount rate:
Finance lease	9.20%
Operating lease	4.39%

Lease Liability Maturity Analysis

The following table reflects the undiscounted future cash flows utilized in the calculation of the lease liabilities as of May 31, 2021:

($ in thousands)	Operating Leases	Finance Leases
June 1, 2021 to February 28, 2022	$4,446	$4,434
2023	5,226	3,291
2024	4,362	2,483
2025	3,105	20
2026	2,461	—
Thereafter	4,661	—
Total	24,261	10,228
Less: Present value discount	(2,646)	(576)
Lease liabilities	$21,615	$9,652

Future minimum lease payments under non-cancelable operating leases as of February 28, 2021, prior to the adoption of the new lease standard discussed in Note 1, Organization and Description of Business were as follows for the fiscal years ended:

($ in thousands)	Amount
2022	$8,507
2023	6,540
2024	5,555
2025	4,204
2026	3,218
Thereafter	5,434
Total minimum lease payments	$33,458

21.Income Taxes

We calculate the provision for income taxes during interim periods by applying an estimate of the forecasted annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss or loss excluding unusual or infrequently occurring discrete items) for the reporting period. Our provision for income taxes was $1.4 million for the three months ended May 31, 2021 compared to $8.2 million for the three months ended May 31, 2020. Our effective tax rate was 0.8% for the three months ended May 31, 2021, a decrease of 51.6%, compared to 52.4% for the three months ended May 31, 2020 primarily due to significant nondeductible mark-to-market losses associated with contingent liabilities and certain equity consideration liabilities related to the Business Combination as well as the impact to May 31, 2021 of losses attributable to our noncontrolling interest in our affiliate.

As of May 31, 2021 and February 28, 2021, total gross unrecognized tax benefits were $2.7 million. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of May 31, 2021 and February 28, 2021, the total amount of gross interest and penalties accrued was $0.3 million which is classified as other noncurrent liabilities in the Condensed Consolidated Balance Sheets.

22.Commitments and Contingencies

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

23.Subsequent Events

As of June 8, 2021, the 5-day VWAP of our Class A Common Stock exceeded $13.50 per share which was the triggering event for the Series B-1 common stock to automatically convert into our Class A Common Stock on a one-to-one basis and the Series 1 RCUs to vest and become Common Units of E2open Holdings. As such, 8,120,367 shares of Series B-1 common stock converted into 8,120,367 Class A Common Stock and 4,379,557 Series 1 RCUs became 4,379,557 Common Units of E2open Holdings along with entitling the holders of the newly vested common units to 4,379,557 shares of Class V common stock.

On July 6, 2021, pursuant to Section 3.5 of the Business Combination Agreement, we issued additional Class A Common Stock and Common Units to various members of management as part of the post-closing adjustment of consideration required as part of the merger transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This item contains a discussion of our business, including a general overview of our properties, results of operations, liquidity and capital resources and quantitative and qualitative disclosures about market risk.

The following discussion should be read in conjunction with Part II, Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2021 Form 10-K and the unaudited condensed financial statements and related notes beginning on page 5. This Item 2 contains “forward looking” statements that involve risks and uncertainties. See Forward-Looking Statements at the beginning of this Quarterly Report.

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

Recent Events

On May 27, 2021, we entered into a Purchase Agreement with BluJay and its shareholders where we will issue to the BluJay Sellers 72,383,299 shares of Class A Common Stock and pay approximately $456.8 million of cash, subject to adjustments for certain items specified in the Purchase Agreement.

The Purchase Agreement follows a typical locked-box mechanism, pursuant to which the purchase price is fixed upfront by reference to the balance sheet position of BluJay as of December 31, 2020, without any purchase price adjustment following the closing. We are also required to pay an additional consideration on a daily basis for the period between December 31, 2020 and the date of the closing at a rate of $63,000 per day. The purchase price will be reduced on a dollar for dollar basis if any value is extracted to or for the benefit of any BluJay Sellers between December 31, 2020, and the date of the closing, which is referred to as leakage, other than for certain narrowly defined permitted leakage items specifically agreed by us and the BluJay Sellers and expressly provided for in the Purchase Agreement.

In connection with the acquisition, we have secured $300 million in PIPE financing to purchase an aggregate of 28,909,022 shares of our Class A Common Stock, $380 million fully committed incremental term loans to our 2021 Term Loan, as defined below, and a $80 million increase to our 2021 Revolving Credit Facility, defined below.

Certain of BluJay’s current shareholders, Francisco Partners and Temasek, will have the right to appoint one director each to our board of directors following the closing of the acquisition, subject to the terms of the Purchase Agreement. Additionally, the Investor Rights Agreement will be amended to extend the Lock-up Period for an additional six months.

The transaction is expected to close during the calendar year third quarter of 2021 subject to regulatory approvals, required approval of our shareholders and other customary closing conditions.

Results of Operations

The following table is our Condensed Consolidated Statements of Operations for the periods indicated:

	Successor	Predecessor
	Three Months Ended	Three Months Ended
($ in thousands)	May 31, 2021	May 31, 2020
Revenue	$66,327	$83,124
Cost of revenue	(38,159)	(30,794)
Total gross profit	28,168	52,330

Operating Expenses
Research and development	15,701	14,631
Sales and marketing	12,514	12,310
General and administrative	13,717	9,764
Acquisition-related expenses	9,778	3,368
Amortization of acquired intangible assets	3,830	8,467
Total operating expenses	55,540	48,540
(Loss) income from operations	(27,372)	3,790
Interest and other expense, net	(4,903)	(19,372)
Change in tax receivable agreement liability	(2,499)	—
Loss from change in fair value of warrant liability	(59,943)	—
Loss from change in fair value of contingent consideration	(73,260)	—
Total other expenses	(140,605)	(19,372)
Loss before income taxes	(167,977)	(15,582)
Income tax expense	(1,378)	(8,170)
Net loss	(169,355)	$(23,752)
Less: Net loss attributable to noncontrolling interest	(27,097)
Net loss attributable to E2open Parent Holdings, Inc.	$(142,258)
Net loss attributable to E2open Parent Holdings, Inc. Class A common stockholders per share - diluted	$(0.76)
Weighted-average common shares outstanding - diluted	187,051

Three Months Ended May 31, 2021 compared to Three Months Ended May 31, 2020

Revenue

	Successor	Predecessor
	Three Months Ended	Three Months Ended
($ in thousands)	May 31, 2021	May 31, 2020	$ Change	% Change
Revenue:
Subscriptions	$51,034	$69,604	$(18,570)	-27%
Professional services	15,293	13,520	1,773	13%
Total revenue	$66,327	$83,124	$(16,797)	-20%
Percentage of revenue:
Subscriptions	77%	84%
Professional services	23%	16%
Total	100%	100%

Subscriptions revenue was $51.0 million for the three months ended May 31, 2021, a $18.6 million, or 27%, decrease compared to subscriptions revenue of $69.6 million for the three months ended May 31, 2020. The decrease in subscriptions revenue was primarily due to $22.5 million amortization of the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination, partially offset by new organic subscription sales, predominantly driven by increases in products utilized across our current customer portfolio.

Professional services revenue was $15.3 million for the three months ended May 31, 2021, a $1.8 million, or 13%, increase compared to $13.5 million for the three months ended May 31, 2020. The increase was primarily related to new subscription sales coupled with the realization of projects that were delayed by customers during the COVID-19 pandemic.

Our subscriptions revenue as a percentage of total revenue decreased to 77% for the first quarter of fiscal year 2022 compared to 84% for the first quarter of fiscal 2021 driven primarily by amortizing the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination, partially offset by the increase in professional services revenue.

Cost of Revenue, Gross Profit and Gross Margin

	Successor	Predecessor
	Three Months Ended	Three Months Ended
($ in thousands)	May 31, 2021	May 31, 2020	$ Change	% Change
Cost of revenue:
Subscriptions	$16,508	$14,138	$2,370	17%
Professional services	10,140	11,095	(955)	-9%
Amortization of acquired intangible assets	11,511	5,561	5,950	nm
Total cost of revenue	38,159	30,794	7,365	24%

Gross profit:
Subscriptions	23,015	49,905	(26,890)	-54%
Professional services	5,153	2,425	2,728	nm
Total gross profit	$28,168	$52,330	$(24,162)	-46%

Gross margin:
Subscriptions	45%	72%
Professional services	34%	18%
Total gross margin	42%	63%

Cost of subscriptions was $16.5 million for the three months ended May 31, 2021, $2.4 million, or 17%, increase compared to $14.1 million for the three months ended May 31, 2020. The increase was commensurate with our subscriptions revenue growth, excluding amortization of the fair value adjustment to deferred revenue, and was related to hosting costs of $0.8 million, depreciation expense of $1.2 million related to capital expenditures for the expansion of our data centers and additional support costs of $0.4 million.

Cost of professional services revenue was $10.1 million for the three months ended May 31, 2021, a $1.0 million, or 9%, decrease compared to $11.1 million for the three months ended May 31, 2020. This decrease was mainly related to a $0.2 million reduction in travel and entertainment expenses, $0.3 million decline in consulting expenses and $0.4 million savings from the reallocation of resources into major strategic product development efforts.

Amortization of acquired intangible assets was $11.5 million for the three months ended May 31, 2021, a $6.0 million increase compared to $5.6 million for the three months ended May 31, 2020, driven primarily by the revaluation and change in the composition of the intangible assets as part of the Business Combination in February 2021.

Our subscriptions gross margin was 45% in the first quarter of fiscal 2022 as compared to 72% for the first quarter of fiscal 2021 mainly due to lower subscriptions revenue in the current period as a direct result of amortizing the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination. Our professional services gross margin increased to 34% for first quarter of fiscal 2022 from 18% in the first quarter of fiscal 2021, primarily due to new subscription sales and their related implementation projects as well as projects which customers had delayed during the COVID-19 pandemic as described above.

Research and Development

	Successor	Predecessor
	Three Months Ended	Three Months Ended
($ in thousands)	May 31, 2021	May 31, 2020	$ Change	% Change
Research and development	$15,701	$14,631	$1,070	7%
Percentage of revenue	24%	18%

Research and development expenses were $15.7 million for the three months ended May 31, 2021, a $1.1 million, or 7%, increase compared to $14.6 million in the prior year. The increase was due to major strategic partnership initiatives around product development efforts which resulted in increased headcount costs of $0.7 million and consulting expenses of $0.4 million.

Sales and Marketing

	Successor	Predecessor
	Three Months Ended	Three Months Ended
($ in thousands)	May 31, 2021	May 31, 2020	$ Change	% Change
Sales and marketing	$12,514	$12,310	$204	2%
Percentage of revenue	19%	15%

Sales and marketing expenses were $12.5 million for the three months ended May 31, 2021, a $0.2 million, or 2%, increase compared to $12.3 million in the prior year.

General and Administrative

	Successor	Predecessor
	Three Months Ended	Three Months Ended
($ in thousands)	May 31, 2021	May 31, 2020	$ Change	% Change
General and administrative	$13,717	$9,764	$3,953	40%
Percentage of revenue	21%	12%

General and administrative expenses were $13.7 million for the three months ended May 31, 2021, a $4.0 million, or 40%, increase compared to $9.8 million in the prior year. The increase was primarily attributable to us becoming a public company and incurring incremental headcount, insurance, consulting and software expenses of $2.8 million.

Other Operating Expenses

	Successor	Predecessor
	Three Months Ended	Three Months Ended
($ in thousands)	May 31, 2021	May 31, 2020	$ Change	% Change
Acquisition and other related expenses	$9,778	$3,368	$6,410	nm
Amortization of acquired intangible assets	3,830	8,467	(4,637)	-55%
Total other operating expenses	$13,608	$11,835	$1,773	15%

Acquisition and other related expenses were $9.8 million for the three months ended May 31, 2021, a $6.4 million increase compared to $3.4 million for the three months ended May 31, 2020. The increase was mainly related to legal and consulting expenses associated with the pending acquisition of BluJay in fiscal 2022.

Amortization of acquired intangible assets were $3.9 million for the three months ended May 31, 2021, a $4.7 million, or 55%, decrease, compared to $8.5 million for the three months ended May 31, 2021. The decreases was a result of the revaluation and change in the composition of the intangible assets associated with the Business Combination in February 2021.

Interest and Other Expense, Net

	Successor	Predecessor
	Three Months Ended	Three Months Ended
($ in thousands)	May 31, 2021	May 31, 2020	$ Change	% Change
Interest and other expense, net	$(4,903)	$(19,372)	$14,469	-75%

Interest expense was $4.9 million for the three months ended May 31, 2021, a $14.5 million, or 75%, decrease compared to $19.4 million in the prior year. The decrease was primarily driven by the reduction in outstanding debt, as well as the associated interest rate on the debt refinanced in the Business Combination in February 2021.

Change in Tax Receivable Agreement

During the three months ended May 31, 2021, we recorded $2.5 million expense related to the change in the fair value of the tax receivable agreement liability, including interest. Pursuant to ASC Topic 805, Business Combination and relevant tax law, we have calculated the fair value of the tax receivable agreement payments and identified the timing of the utilization of the tax attributes. The tax receivable agreement liability, related to exchanges as of the Business Combination date, will be revalued at the end of each reporting period with the gain or loss as well as the associated interest reflected in change in tax receivable agreement liability in the Condensed Consolidated Statements of Operations in the period in which the event occurred. We did not have a tax receivable agreement prior to the Business Combination.

Loss from Change in Fair Value of Warrant Liability

We recorded a loss of $59.9 million during the three months ended May 31, 2021 for the change in fair value on the revaluation of our warrant liability associated with our public, private placement and forward purchase warrants. We are required to revalue the warrants at the end of each reporting period and reflect in the Condensed Consolidated Statements of Operations a gain or loss from the change in fair value of the warrant liability in the period in which the change occurred. We did not have outstanding warrants prior to the Business Combination.

Loss from Change in Fair Value of Contingent Consideration

We recorded a loss of $73.3 million during the three months ended May 31, 2021 for the change in fair value on the revaluation of our contingent consideration associated with our restricted Series B-1 and B-2 common stock and Sponsor Side Letter. We are required to revalue the contingent consideration at the end of each reporting period and reflect in the Condensed Consolidated Statements of Operations a gain or loss from the change in fair value of the contingent consideration in the period in which the change occurred. We did not have restricted Series B-1 and B-2 common stock prior to the Business Combination.

Provision for Income Taxes

	Successor	Predecessor
	Three Months Ended	Three Months Ended
($ in thousands)	May 31, 2021	May 31, 2020	$ Change	% Change
Loss before income taxes	$(167,977)	$(15,582)	$(152,395)	nm
Income tax expense	(1,378)	(8,170)	6,792	-83%

Loss before income taxes was $168.0 million for the three months ended May 31, 2021, a $152.4 million increase compared to $15.6 million for the three months ended May 31, 2020. This increase is primarily related to a loss of $59.9 million for the fair value adjustment as of May 31, 2021 for the warrant liability and $73.3 million associated with the fair value adjustment as of May 31, 2021 for the contingent consideration liability related to the Sponsor Side Letter and restricted Series B-1 and B-2 common stock along with the $22.5 million amortization of the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination. These expenses were partially offset by $14.5 million of lower interest expense in the first quarter of fiscal 2022 compared to the same period of the prior year.

Income tax expense was $1.4 million for the three months ended May 31, 2021 compared to $8.2 million for the three months ended May 31, 2020. The effective tax rate was 0.8% for the three months ended May 31, 2021, compared to 52.4%, for the three months ended May 31, 2020. The overall change in the effective tax rate was primarily due to significant nondeductible mark-to-market losses associated with contingent liabilities and certain equity consideration liabilities related to the Business Combination as well as the impact of losses attributable to our noncontrolling interest in our affiliate.

Non-GAAP Financial Measures

This document includes Non-GAAP revenue, Non-GAAP subscriptions revenue, Non-GAAP gross profit, Non-GAAP gross margin and Adjusted EBITDA, which are non-GAAP performance measures that we use to supplement our results presented in accordance with U.S. GAAP. We believe these non-GAAP measures are useful in evaluating our operating performance, as they are similar to measures reported by our public competitors and are regularly used by security analysts, institutional investors and other interested parties in analyzing operating performance and prospects. These non-GAAP measures are not intended to be a substitute for any U.S. GAAP financial measure and, as calculated, may not be comparable to other similarly titled measures of performance of other companies in other industries or within the same industry.

We calculate and define Non-GAAP revenue and subscriptions revenue excluding amortization of the deferred revenue fair value adjustment related to the purchase price allocation in the Business Combination. We calculate and define Non-GAAP gross profit as gross profit excluding amortization of the deferred revenue fair value adjustment, depreciation and amortization, share-based compensation and certain other non-cash and non-recurring items. We define and calculate Adjusted EBITDA as net income or losses excluding interest income or expense, income tax expense, depreciation and amortization and further adjusted for the following items: amortization of the deferred revenue fair value adjustment, transaction-related costs, changes in the tax receivable agreement liability, (gain) loss from changes in the fair value of the warrant liability and contingent consideration, share-based compensation and certain other non-cash and non-recurring items as described in the reconciliation below. We also report Non-GAAP gross profit and Adjusted EBITDA as a percentage of Non-GAAP revenue as additional measures to evaluate financial performance.

We include these non-GAAP financial measures because they are used by management to evaluate our core operating performance and trends and to make strategic decisions regarding the allocation of capital and new investments. These non-GAAP measures exclude certain expenses that are required in accordance with U.S. GAAP because they are non-recurring (for example, in the case of transaction-related costs and amortization of the deferred revenue fair value adjustment), non-cash (for example, in the case of depreciation, amortization, changes in the tax receivable agreement liability, (gain) loss from changes in the fair value of the warrant liability and contingent consideration, share-based compensation and amortization of the deferred revenue fair value adjustment) or are not related to our underlying business performance (for example, in the case of interest income and expense). There are limitations to non-GAAP financial measures because they exclude charges and credits that are required to be included in the U.S. GAAP financial presentation. The items excluded from U.S. GAAP financial measures such as net income or loss to arrive at non-GAAP financial measures are significant components for understanding and assessing our financial performance. As a result, non-GAAP financial measures should be considered together with, and not alternatives to, financial measures prepared in accordance with U.S. GAAP.

The table below presents our Non-GAAP revenue reconciled to our reported revenue, the closest U.S. GAAP measure, for the periods indicated:

	Successor	Predecessor
	Three Months Ended	Three Months Ended
($ in thousands)	May 31, 2021	May 31, 2020
Total revenue	$66,327	$83,124
Business Combination adjustment (1)	22,502	—
Non-GAAP revenue	$88,829	$83,124

(1)	Amortization of the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination.

The table below presents our Non-GAAP subscriptions revenue reconciled to our reported subscriptions revenue, the closest U.S. GAAP measure, for the periods indicated:

	Successor	Predecessor
	Three Months Ended	Three Months Ended
($ in thousands)	May 31, 2021	May 31, 2020
Subscriptions revenue	$51,034	$69,604
Business Combination adjustment (1)	22,502	—
Non-GAAP subscriptions revenue	$73,536	$69,604

(1)	Amortization of the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination.

The table below presents our Non-GAAP gross profit reconciled to our reported gross profit, the closest U.S. GAAP measure, for the periods indicated:

	Successor	Predecessor
	Three Months Ended	Three Months Ended
($ in thousands)	May 31, 2021	May 31, 2020
Gross profit
Reported gross profit	$28,168	$52,330
Business Combination adjustment (1)	22,502	—
Depreciation and amortization	14,109	6,751
Non-recurring/non-operating costs (2)	342	130
Share-based and unit-based compensation (3)	320	170
Non-GAAP gross profit	$65,441	$59,381
Gross margin	42.5%	63.0%
Non-GAAP gross margin	73.7%	71.4%

(1)	Amortization of the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination.
(2)

Primarily includes foreign currency exchange gain and losses and other non-recurring expenses such as systems integrations, legal entity simplification, advisory fees and expenses related to retention of key employees from acquisitions.

(3)	Reflects non-cash, long-term unit-based compensation expense, primarily related to senior management.

The table below presents our Adjusted EBITDA reconciled to our net loss, the closest U.S. GAAP measure, for the periods indicated:

	Successor	Predecessor
	Three Months Ended	Three Months Ended
($ in thousands)	May 31, 2021	May 31, 2020
Net loss	$(169,355)	$(23,752)
Adjustments:
Interest expense, net	6,137	18,803
Income tax expense	1,378	8,170
Depreciation and amortization	20,205	16,978
EBITDA	(141,635)	20,199
EBITDA Margin	-213.5%	24.3%
Business Combination adjustment (1)	22,502	—
Acquisition-related adjustments (2)	9,778	3,368
Change in tax receivable agreement liability (3)	2,499	—
Loss from change in fair value of warrant liability (4)	59,943	—
Loss from change in fair value of contingent consideration (5)	73,260	—
Non-recurring/non-operating costs (6)	447	1,110
Share-based and unit-based compensation (7)	2,397	2,285
Adjusted EBITDA	$29,191	$26,962
Adjusted EBITDA Margin	32.9%	32.4%

(1)	Amortization of the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination.
(2)

Primarily includes advisory, consulting, accounting and legal expenses incurred in connection with mergers and acquisitions activities, including related valuation, negotiation and integration costs and capital-raising activities, including costs related to the acquisition of Amber Road, Inc., the Business Combination and the pending acquisition of BluJay.

(3)	Represents the expense related to the change in the fair value of the tax receivable agreement liability, including interest.
(4)	Represents the fair value adjustment at each balance sheet date of the warrant liability related to the public, private placement and forward purchase warrants.
(5)	Represents the fair value adjustment at each balance sheet date of the contingent consideration liability related to the restricted Series B-1 and B-2 common stock and Sponsor Side Letter.

(6)	Primarily includes foreign currency exchange gain and losses and other non-recurring expenses such as systems integrations, legal entity simplification and advisory fees.
(7)	Reflects non-cash, long-term share-based and unit-based compensation expense, primarily related to senior management.

Three Months Ended May 31, 2021 compared to Three Months Ended May 31, 2020

Non-GAAP Revenue

	Successor	Predecessor
	Three Months Ended	Three Months Ended
($ in thousands)	May 31, 2021	May 31, 2020	$ Change	% Change
Non-GAAP revenue	$88,829	$83,124	$5,705	7%

Non-GAAP revenue was $88.8 million for the three months ended May 31, 2021, a $5.7 million, or 7%, increase compared to $83.1 million for the three months ended May 31, 2020. The increase in Non-GAAP revenue was mainly due to the $3.9 million increase in our subscriptions revenue related to new organic sales driven by increases in products utilized across our current customer portfolio. Additionally, $1.8 million of the increase was due to an increase in our professional services revenue from new subscription sales and their related implementation projects as well as projects which customers had delayed during the COVID-19 pandemic.

Non-GAAP Subscriptions Revenue

	Successor	Predecessor
	Three Months Ended	Three Months Ended
($ in thousands)	May 31, 2021	May 31, 2020	$ Change	% Change
Non-GAAP subscriptions revenue	$73,536	$69,604	$3,932	6%

Non-GAAP subscriptions revenue was $73.5 million for the three months ended May 31, 2021, a $3.9 million, or 6%, increase compared to $69.6 million for the three months ended May 31, 2020. The increase in Non-GAAP subscriptions revenue relates to new organic subscription sales predominately driven by increases in products utilized across our customer portfolio alongside strategic partnership initiatives.

Gross Profit

	Successor	Predecessor
	Three Months Ended	Three Months Ended
($ in thousands)	May 31, 2021	May 31, 2020	$ Change	% Change
Gross profit	$28,168	$52,330	$(24,162)	-46%
Gross margin	42.5%	63.0%

Gross profit was $28.2 million for the three months ended May 31, 2021, a $24.2 million, or 46%, decrease compared to $52.3 million for three months ended May 31, 2020. The decrease in gross profit was primarily due to the $22.5 million amortization of the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination. Gross margin was 43% for the first quarter of fiscal 2022 compared to 63% for the first quarter of fiscal 2021.

Non-GAAP Gross Profit

	Successor	Predecessor
	Three Months Ended	Three Months Ended
($ in thousands)	May 31, 2021	May 31, 2020	$ Change	% Change
Non-GAAP gross profit	$65,441	$59,381	$6,060	10%
Non-GAAP gross margin	73.7%	71.4%

Non-GAAP gross profit was $65.4 million for the three months ended May 31, 2021, a $6.1 million, or 10%, increase compared to $59.4 million for the here months ended May 31, 2020. The increase in adjusted gross profit was due to increase in Non-GAAP subscriptions revenue and professional services revenue as discussed above in alignment with tight control over scaling costs. The Non-GAAP gross margin increased to 74% for the first quarter of fiscal 2022 from 71% for first quarter of fiscal 2021.

EBITDA

	Successor	Predecessor
	Three Months Ended	Three Months Ended
($ in thousands)	May 31, 2021	May 31, 2020	$ Change	% Change
EBITDA	$(141,635)	$20,199	$(161,834)	nm
EBITDA margin	-213.5%	24.3%

EBITDA was a loss of $141.6 million for the three months ended May 31, 2021, a $161.8 million decrease compared to $20.2 million for three months ended May 31, 2020. EBITDA margins decreased to a negative 214% for first quarter of fiscal 2022 compared to 24% in the prior year. The decrease in EBITDA and EBITDA margin was primarily related to the $22.5 million amortization of the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination, loss of $59.9 million for the fair value adjustment as of May 31, 2021 for the warrant liability and loss of $73.3 million associated with the fair value adjustment as of May 31, 2021 for the contingent consideration liability related to the Sponsor Side Letter and restricted Series B-1 and B-2 common stock.

Adjusted EBITDA

	Successor	Predecessor
	Three Months Ended	Three Months Ended
($ in thousands)	May 31, 2021	May 31, 2020	$ Change	% Change
Adjusted EBITDA	$29,191	$26,962	$2,229	8%
Adjusted EBITDA margin	32.9%	32.4%

Adjusted EBITDA was $29.2 million for the three months ended May 31, 2021, a $2.2 million, or 8%, increase compared to $27.0 million for the three months ended May 31, 2020. Adjusted EBITDA margin increased to 33% for the first quarter of fiscal 2022 compared to 32% for the first quarter of fiscal 2021. The increase in Adjusted EBITDA and Adjusted EBITDA margins were primarily due to organic revenue growth and additional cost scaling.

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

We had $220.7 million in cash and cash equivalents and $75.0 million of unused borrowing capacity under our revolving credit facility as of May 31, 2021. See Note 9, Notes Payable to the Notes to the Condensed Consolidated Financial Statements. We believe our existing cash and cash equivalents, cash provided by operating activities and, if necessary, the borrowing capacity under our revolving credit facility will be sufficient to meet our working capital, debt repayment and capital expenditure requirements for at least the next twelve months.

In the future, we may enter into arrangements to acquire or invest in complementary businesses. To facilitate these acquisitions or investments, we may seek additional equity or debt financing.

Debt

2021 Term Loan and Revolving Credit Facility

On February 4, 2021, as part of the Business Combination, E2open, LLC entered into a new $525.0 million term loan (2021 Term Loan) and a $75.0 million revolver (2021 Revolving Credit Facility). The 2021 Term Loan will mature on February 4, 2028, while the revolver will mature on February 4, 2026. The 2021 Term Loan has a variable interest rate which was 4.00% and 3.69% as of May 31, 2021 and February 28, 2021, respectively. Principal payments of $1.3 million are due on the last day of each February, May, August and November commencing August 2021. As of May 31, 2021 and February 28, 2021, the 2021 Term Loan had a principal balance outstanding of $525.0 million and there were no amounts drawn on the revolver.

Cash Flows

The following table presents net cash from operating activities, investing activities and financing activities:

	Successor	Predecessor
	Three Months Ended	Three Months Ended
($ in thousands)	May 31, 2021	May 31, 2020
Net cash provided by operating activities	$39,266	$29,831
Net cash used in investing activities	(12,385)	(3,886)
Net cash used in financing activities	(699)	(602)
Effect of exchange rate changes on cash and cash equivalents	(1,161)	120
Net increase in cash, cash equivalents and restricted cash	25,021	25,463
Cash, cash equivalents and restricted cash at beginning of period	207,542	48,428
Cash, cash equivalents and restricted cash at end of period	$232,563	$73,891

Three Months Ended May 31, 2021 compared to Three Months Ended May 31, 2020

As of May 31, 2021, our consolidated cash, cash equivalents and restricted cash was $220.7 million, a $26.0 million increase from our balance of $194.7 million as of February 28, 2021.

Net cash provided by operating activities for the three months ended May 31, 2021 was $39.3 million compared to $29.8 million for the three months ended May 31, 2020. The $9.5 million increase in cash was primarily driven by the additional cash provided by working capital during the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021.

Net cash used in investing activities was $12.4 million and $3.9 million for the three months ended May 31, 2021 and 2020, respectively. The use of cash for both periods was primarily driven by the acquisition of property and software related to our data centers.

Net cash used in financing activities for the three months ended May 31, 2021 was $0.7 million compared to $0.6 million for three months ended May 31, 2020. The increase in cash used in financing activities was a result $1.8 million of proceeds from the sale of membership units during the first quarter of fiscal 2021. There were no sales of units or stock during the first quarter of fiscal 2022. The net repayment of debt was $2.0 million in fiscal 2021 compared to $0.2 million in fiscal 2022. Additionally, the repayment of financing lease obligations was $0.1 million higher in fiscal 2022 than in fiscal 2021.

Tax Receivable Agreement

Concurrently with the completion of the Business Combination, we entered into the Tax Receivable Agreement with certain selling equity holders of E2open Holdings. Pursuant to the Tax Receivable Agreement, we will pay the certain sellers, as applicable, 85% of the tax savings that we realize from increases in the tax basis in E2open Holdings’ assets as a result of the sale of E2open Holdings’ equity interests, the future exchange of the Common Units for shares of Class A Common Stock (or cash), certain pre-existing tax attributes of certain sellers and certain other tax benefits related to entering into the Tax Receivable Agreement including tax benefits attributable to payments under the Tax Receivable Agreement. The term of the Tax Receivable Agreement will continue until all such tax benefits have been utilized or expired unless we exercise our right to terminate the Tax Receivable Agreement for an amount representing the present value of anticipated future tax benefits under the Tax Receivable Agreement or certain other acceleration events occur. We will retain the benefit of the remaining 15% of these cash savings.

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

The liability related to the Tax Receivable Agreement is $52.6 million as of May 31, 2021 assuming (1) a constant corporate tax rate of 24.11%, (2) no dispositions of corporate subsidiaries, (3) no material changes in tax law and (4) we do not elect an early termination of the Tax Receivable Agreement. However, due to the uncertainty of various factors, including: (a) the timing and value of future exchanges, (b) the amount and timing of our future taxable income, (c) changes in our tax rate, (d) no future dispositions of any corporate stock and (e) changes in the tax law, the likely tax savings we will realize and the resulting amounts we are likely to pay to the E2open Sellers pursuant to the Tax Receivable Agreement are uncertain. Additionally, interest will accrue on the tax receivable agreement liability at a rate of LIBOR plus 100 basis points.

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

In addition, if we exercise our right to terminate the Tax Receivable Agreement or certain other acceleration events occur, we are required to make immediate cash payments. Such cash payments will be equal to the present value of the assumed future realized tax benefits based on a set of assumptions and using an agreed upon discount rate, as defined in the Tax Receivable Agreement. The early termination payment may be made significantly in advance of the actual realization, if any, of those future tax benefits. Such payments will be calculated based on certain assumptions, including that we have sufficient taxable income to utilize the full amount of any tax benefits subject to the Tax Receivable Agreement over the period specified therein. The payments that we would be required to make will generally reduce the amount of overall cash flow that might have otherwise been available to us, but we expect the cash tax savings we will realize from the utilization of the related tax benefits will exceed the amount of any required payments.

We are entitled to receive quarterly tax distributions from E2open Holdings, subject to limitations imposed by applicable law and contractual restrictions. The cash received from such tax distributions will first be used to satisfy any tax liability and then make any payments required under the Tax Receivable Agreement. We expect that such tax distributions will be sufficient to fund both our tax liability and the required payments under the Tax Receivable Agreement.

Conversion of Contingent Consideration

The contingent consideration liability was $224.1 million and $150.8 million as of May 31, 2021 and February 28, 2021, respectively. The fair value remeasurement as of May 31, 2021 resulted in a loss of $73.3 million for the three months ended May 31, 2021. There was no gain or loss for the three months ended May 31, 2020 as the contingent consideration liability was not recorded until February 4, 2021. The contingent liability represents the Series B-1 common stock, Series B-2 common stock, Series 1 RCUs and Series 2 RCUs.

There were 8,120,367 shares of Series B-1 common stock, including the Restricted Sponsor Shares issued under the Sponsor Side Letter Agreement, as of May 31, 2021. There were 4,379,557 shares of Series 1 RCUs outstanding as of May 31, 2021. The Series B-1 common stock automatically converts into our Class A Common Stock on a one-to-one basis and the Series 1 RCUs will vest and become Common Units of E2open Holdings at such time as the 5-day VWAP of our Class A Common Stock is equal to at least $13.50 per share; however, the $13.50 per share threshold will be decreased by the aggregate amount of dividends per share paid following the closing of the Business Combination.

As of June 8, 2021, the 5-day VWAP of our Class A Common Stock exceeded $13.50 per share which was the triggering event for the conversion of the Series B-1 common stock and vesting of the Series 1 RCUs. As such, 8,120,367 Series B-1 common stock converted into Class A Common Stock and 4,379,557 Series 1 RCUs became 4,379,557 Common Units of E2open Holdings along with the issuance of 4,379,557 Class V common stock to the holders of the vested common units.

Leases

Effective March 1, 2021, we began accounting for leases in accordance with ASC Topic 842, Leases, which requires lessees to recognize lease liabilities and right-of-use (ROU) assets on the balance sheet for contracts that provide lessees with the right to control the use of identified assets for periods of greater than 12 months. Upon adoption of ASC Topic 842, we recognized an operating lease liability of $23.0 million, a ROU operating asset of $22.4 million and no change to retained earnings.

Our non-cancelable operating leases for our office spaces have various expiration dates through August 2029. Under these leases, our undiscounted future cash flows utilized in the calculation of the lease liabilities as of May 31, 2021 were: $4.4 million for June 1, 2021 through February 28, 2022, $5.2 million for fiscal 2023, $4.4 million for fiscal 2024, $3.1 million for fiscal 2025, $2.5 million for fiscal 2026 and $4.7 million thereafter. These numbers include interest of $2.7 million.

Our non-cancelable financing lease arrangements relate to software and computer equipment and have various expiration dates through August 2024. We have the right to purchase the software and computer equipment anytime during the lease or upon lease completion. Under these leases, our undiscounted future cash flows utilized in the calculation of the lease liabilities as of May 31, 2021 were: $4.4 million for June 1, 2021 through February 28, 2022, $3.3 million for fiscal 2023 and $2.5 million for fiscal 2024. These numbers include interest of $0.6 million.

Off-Balance Sheet Arrangements

We are responsible for reimbursement of outstanding obligations related to any letters of credit issued under our $15.0 million available letters of credit accessible under our $75.0 million revolving credit facility. We do not have any other material off-balance sheet arrangements or contingent commitments. There were no outstanding letters of credit or borrowings under the 2021 Revolving Credit Facility as of May 31, 2021 and February 28, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the market risks during the three months ended May 31, 2021 from those previously disclosed in Part II, Item 7A., Quantitative and Qualitative Disclosures About Market Risk of our 2021 Form 10-K.

Item 4. Controls and Procedures.

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

As required by Rules 13a-15(b) and 13a-15(e) under the Exchange Act, our President and Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of the disclosure controls and procedures as of May 31, 2021. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this Quarterly Report.

Changes in Internal Control over Financial Reporting

As previously disclosed, in connection with our financial statement close process for the year ended February 28, 2021, we continued to report a material weakness in our internal control over financial reporting related to the accounting for warrants. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As noted in our 2021 Form 10-K for the post-combination company, our remediation plan was implemented as of February 28, 2021. However, the material weakness was not considered remediated because the controls needed to operate for a sufficient period of time and management needed to test that the controls were operating effectively in order to conclude such material weakness was remediated. Therefore, our controls to evaluate the accounting for complex financial instruments, such as the warrants, were not considered effective to appropriately apply the provisions of ASC Topic 815-40, Contracts in Entity’s Own Equity as of February 28, 2021.

Based on our initial assessment, management concluded that as of May 31, 2021, our internal controls over complex financial instrument, such as warrants, operated effectively through May 31, 2021. We also expanded and improved our review process for complex securities and related accounting standards, including the identification and engagement of third party professionals with who we consult regarding complex accounting applications. Management has tested the effectiveness of such controls over complex financial instruments for the reporting periods ended February 28, 2021 and May 31, 2021. Management believes the aforementioned changes provide sufficient controls to remediate the aforementioned material weakness in internal controls.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

There have been no material changes in our risk factors during the three months ended May 31, 2021 from those previously disclosed in Part I, Item 1A., Risk Factors of our 2021 Form 10-K, other than set forth below. You should carefully consider the risk factors discussed in our 2021 Form 10-K and below, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or future results.

Risks Related to the BluJay Acquisition

The BluJay acquisition may not be consummated.

We have entered into a Purchase Agreement to acquire BluJay. Completion of the BluJay acquisition is subject to a number of risks and uncertainties, and we can provide no assurance that the various closing conditions to the Purchase Agreement will be satisfied, including that the required governmental and other necessary approvals will be obtained.

We may experience difficulties in integrating the operations of BluJay into our business and in realizing the expected benefits of the BluJay acquisition.

The success of the BluJay acquisition, if completed, will depend in part on our ability to realize the anticipated business opportunities from combining the operations of BluJay with our business in an efficient and effective manner. The integration process could take longer than anticipated and could result in the loss of key employees, the disruption of each company’s ongoing businesses, tax costs or inefficiencies or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, employees or other third parties or our ability to achieve the anticipated benefits of the BluJay acquisition and could harm our financial performance. If we are unable to successfully or timely integrate the operations of BluJay with our business, we may incur unanticipated liabilities and be unable to realize the anticipated benefits resulting from the BluJay acquisition, and our business, results of operations and financial condition could be materially and adversely affected.

Item 5. Other Information.

Related Party Disclosure

On July 13, 2021, our board of directors reviewed the Lock-Up Agreements entered into on February 4, 2021 with various executive officers, pursuant to which the executive officers are not permitted to transfer shares of the Company beneficially owned or otherwise held by them prior to the termination of the Lock-up Period. Upon review, our board of directors affirmatively agreed to waive the Lock-up Period solely in respect of withholding shares to cover the taxes upon issuance of Class A Common Stock to the executive officers upon the conversion of the Series B-1 and Series B-2 common stock.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description
2.1†

Share Purchase Deed dated as of May 27, 2021, by and among E2open Parent Holdings, Inc. and BluJay TopCo Limited and the other parties thereto (incorporated by reference to Exhibit 2.1 of E2open Parent Holdings, Inc.’s Form 8-K (File No. 001-39272) filed with the SEC on June 1, 2021).

2.2†

Management Warranty Deed dated as of May 27, 2021, by and among E2open Parent Holdings, Inc. and the other parties thereto (incorporated by reference to Exhibit 2.2 of E2open Parent Holdings, Inc.’s Form 8-K (File No. 001-39272) filed with the SEC on June 1, 2021).

2.3†

Tax Warranty Deed dated as of May 27, 2021, by and among E2open Parent Holdings, Inc. and the other parties thereto (incorporated by reference to Exhibit 2.3 of E2open Parent Holdings, Inc.’s Form 8-K (File No. 001-39272) filed with the SEC on June 1, 2021).

3.1

Certificate of Domestication of the CC Neuberger Principal Holdings I (incorporated by reference to Exhibit 3.1 of E2open Parent Holdings, Inc.’s Form 8-K (File No. 001-39272), filed with the SEC on February 10, 2021).

3.2

Certificate of Incorporation of the E2open Parent Holdings, Inc. (incorporated by reference to Exhibit 3.2 of E2open Parent Holdings, Inc.’s Form 8-K (File No. 001-39272) filed with the SEC on February 10, 2021).

3.3	Bylaws of the E2open Parent Holdings, Inc. (incorporated by reference to Exhibit 3.3 of E2open Parent Holdings, Inc.’s Form 8-K (File 001-39272) filed with the SEC of February 10, 2021).
10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.5 of E2open Parent Holdings, Inc.’s Form 8-K (File No. 001-39272) filed with the SEC on June 1, 2021).
10.2*	Amendment No. 1 to the Credit Agreement, dated as of June 18, 2021, by and among E2open, LLC, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent and collateral agent
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File

*	Filed herewith.
†	Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Registration S-K. The Registrant hereby agrees to furnish a copy of any omitted schedules to the Commission upon request

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

E2open Parent Holdings, Inc.

Date: July 14, 2021	By:	/s/ Michael A. Farlekas
Michael A. Farlekas
Chief Executive Officer

Date: July 14, 2021	By:	/s/ Jarett J. Janik
Jarett J. Janik
Chief Financial Officer