Form 10-Q
period 2021-08-31
E2open Parent Holdings, Inc.
filed 2021-10-13
CIK 1800347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 300,002,352 shares of common stock, $0.0001 par value per share, issued and outstanding as of October 11, 2021.

GLOSSARY OF TERMS

Abbreviation	Term

ASC	Accounting Standards Codification

BluJay	BluJay TopCo Limited, a private limited liability company registered in England and Wales which owns BluJay Solutions, a cloud-based logistics execution platform company

BluJay Sellers	BluJay and its subsidiaries

CC Capital	CC NB Sponsor 1 Holdings LLC

Class A Common Stock	Class A common stock, par value $0.0001 per share

Class V Common Stock	Class V common stock, par value $0.0001 per share

Common Units	common units representing limited liability company interests of E2open Holdings, LLC

Forward Purchase Agreement	agreement dated as of April 28, 2020, by and between CCNB1 and Neuberger Berman Opportunistic Capital Solutions Master Fund LP

Forward Purchase Warrants	5,000,000 redeemable warrants purchased pursuant to the Forward Purchase Agreement

Insight Partners	entities affiliated with Insight Venture Management, LLC, including funds under management; controlling unitholder of E2open Holdings, LLC

Investor Rights Agreement

agreement amended and restated on September 1, 2021 providing Insight Partners, CC Capital, Francisco Partners and Temasek the right to nominate members to the board of directors, requires parties to vote in favor of director nominees recommended by the board of directors, requires the registration of securities within 30 days of September 1, 2021 and limits the transfer of beneficially owned shares of common stock prior to the termination of the Lock-up Period.

LIBOR	London Interbank Offered Rate

Lock-up Period	period commencing on September 1, 2021 and ending on February 28, 2022

nm	not meaningful

PIPE	private investment in public equity; financing from institutional investors

Purchase Agreement	Share Purchase Deed entered into on May 27, 2021 with BluJay

RCU	restricted common units representing Series 1 and Series 2 of E2open Holdings, LLC

SCM	supply chain management

SEC	U.S. Securities and Exchange Commission

Temasek	Temasek Holdings

U.S. GAAP	generally accepted accounting principles in the United States

NYSE	New York Stock Exchange

VWAP	daily per share volume-weighted average price of the Class A Common Stock on the NYSE as displayed on the Bloomberg page under the heading Bloomberg VWAP

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

As a result of a number of known and unknown risks and uncertainties, our results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

•
the outcome of any legal proceedings that may be instituted against us or others following the completion of the BluJay acquisition and any definitive agreements with respect thereto;
•
the ability to recognize the anticipated benefits of the BluJay acquisition, which may be affected by, among other things, competition, the ability of the combined company to grow and manage growth profitability, maintain relationships with customers and suppliers and retain its management and key employees;
•
costs related to the BluJay acquisition;
•
the integration of BluJay and E2open may be more difficult, time-consuming or expensive than anticipated;
•
the inability to develop and maintain effective internal controls;
•
the COVID-19 pandemic;
•
the inability to attract new customers or upsell/cross sell existing customers or the failure to renew existing customer subscriptions on term favorable to us;
•
failure to renew existing customer subscriptions on terms favorable to us;
•
risks associated with our extensive and expanding international operations;
•
the inability to develop and market new and enhanced solutions;
•
the failure of the market for cloud-based SCM solutions to develop as quickly as we expect or failure to compete successfully in a fragmented and competitive SCM market;
•
inaccuracies in information sourced for our knowledge databases;
•
the inability to adequately protect key intellectual property rights or proprietary technology;
•
the diversion of management’s attention and consumption of resources as a result of potential acquisitions of other companies;
•
risks associated with our past and prospective acquisitions (including the BluJay acquisition), including the failure to successfully integrate operations, personnel, systems, technologies and products of the acquired companies, adverse tax consequences of acquisitions, greater than expected liabilities of the acquired companies and charges to earnings from acquisitions;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

E2open Parent Holdings, Inc.

Condensed Consolidated Balance Sheets

	Successor
(In thousands, except share amounts)	August 31, 2021	February 28, 2021
	(unaudited)
Assets
Cash and cash equivalents	$473,133	$194,717
Restricted cash	10,553	12,825
Accounts receivable - net of allowance of $801 and $908, respectively	67,569	112,657
Prepaid expenses and other current assets	19,036	12,643
Total current assets	570,291	332,842
Long-term investments	219	224
Goodwill	2,629,624	2,628,646
Intangible assets, net	793,420	824,851
Property and equipment, net	47,695	44,198
Operating lease right-of-use assets	19,266	—
Other noncurrent assets	10,237	7,416
Total assets	$4,070,752	$3,838,177
Liabilities and Stockholders' Equity
Accounts payable and accrued liabilities	$64,431	$70,233
Incentive program payable	10,553	12,825
Deferred revenue	107,428	89,691
Payable to sellers	280,000	—
Acquisition-related obligations	—	2,000
Current portion of notes payable	3,999	4,405
Current portion of operating lease obligations	4,788	—
Current portion of financing lease obligations	2,406	4,827
Total current liabilities	473,605	183,981
Long-term deferred revenue	2,827	482
Operating lease obligations	14,975	—
Financing lease obligations	2,211	6,588
Notes payable	502,616	502,800
Tax receivable agreement liability	63,325	50,114
Warrant liability	109,988	68,772
Contingent consideration	65,848	150,808
Deferred taxes	399,600	396,217
Other noncurrent liabilities	1,025	1,057
Total liabilities	1,636,020	1,360,819
Commitments and Contingencies (Note 22)
Stockholders' Equity
Class A common stock; $0.0001 par value, 2,500,000,000 shares authorized; 197,751,492 and 187,051,142 issued and outstanding as of August 31, 2021 and February 28, 2021	20	19
Class V common stock; $0.0001 par value; 42,747,890 and 40,000,000 shares authorized; 35,876,893 and 35,636,680 issued and outstanding as of August 31, 2021 and February 28, 2021	—	—
Series B-1 common stock; $0.0001 par value; 9,000,000 shares authorized; 94 and 8,120,367 issued and outstanding as of August 31, 2021 and February 28, 2021	—	—
Series B-2 common stock; $0.0001 par value; 4,000,000 shares authorized; 3,372,184 issued and outstanding as of August 31, 2021 and February 28, 2021	—	—
Additional paid-in capital	2,272,139	2,071,206
Accumulated other comprehensive (loss) income	(2,660)	2,388
(Accumulated deficit) retained earnings	(151,975)	10,800
Treasury stock, at cost: 176,654 shares as of August 31, 2021	(2,473)	—
Total E2open Parent Holdings, Inc. equity	2,115,051	2,084,413
Noncontrolling interest	319,681	392,945
Total stockholders' equity	2,434,732	2,477,358
Total liabilities and stockholders' equity	$4,070,752	$3,838,177

See notes to condensed consolidated financial statements.

E2open Parent Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
(In thousands, except per share amounts)	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
Revenue
Subscriptions	$61,725	$69,035	$112,759	$138,639
Professional services	16,354	12,782	31,647	26,302
Total revenue	78,079	81,817	144,406	164,941
Cost of Revenue
Subscriptions	16,246	14,860	32,754	28,998
Professional services	10,967	10,350	21,107	21,445
Amortization of acquired intangible assets	12,338	4,947	23,849	10,508
Total cost of revenue	39,551	30,157	77,710	60,951
Gross Profit	38,528	51,660	66,696	103,990
Operating Expenses
Research and development	16,208	14,356	31,909	28,987
Sales and marketing	11,174	11,992	23,688	24,302
General and administrative	13,401	9,861	27,118	19,625
Acquisition-related expenses	7,174	2,018	16,952	5,386
Amortization of acquired intangible assets	3,543	8,447	7,373	16,914
Total operating expenses	51,500	46,674	107,040	95,214
(Loss) income from operations	(12,972)	4,986	(40,344)	8,776
Other (expense) income
Interest and other expense, net	(6,332)	(16,308)	(11,235)	(35,680)
Change in tax receivable agreement liability	(637)	—	(3,136)	—
Gain (loss) from change in fair value of warrant liability	18,727	—	(41,216)	—
Loss from change in fair value of contingent consideration	(16,780)	—	(90,040)	—
Total other expenses	(5,022)	(16,308)	(145,627)	(35,680)
Loss before income tax expense	(17,994)	(11,322)	(185,971)	(26,904)
Income tax expense	(5,994)	(6,218)	(7,372)	(14,388)
Net loss	(23,988)	$(17,540)	(193,343)	$(41,292)
Less: Net loss attributable to noncontrolling interest	(3,471)		(30,568)
Net loss attributable to E2open Parent Holdings, Inc.	$(20,517)		$(162,775)

Net loss attributable to E2open Parent Holdings, Inc. common shareholders per share:
Basic	$(0.11)		$(0.85)
Diluted	$(0.11)		$(0.85)

See notes to condensed consolidated financial statements.

E2open Parent Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
(In thousands)	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
Net loss	$(23,988)	$(17,540)	$(193,343)	$(41,292)
Other comprehensive loss, net:
Net foreign currency translation loss	(6,523)	(55)	(5,048)	(346)
Total other comprehensive loss, net	(6,523)	(55)	(5,048)	(346)
Comprehensive loss	(30,511)	$(17,595)	(198,391)	$(41,638)
Less: Comprehensive loss attributable to noncontrolling interest	(4,505)		(31,366)
Comprehensive loss attributable to E2open Parent Holdings, Inc.	$(26,006)		$(167,025)

See notes to condensed consolidated financial statements.

E2open Parent Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Predecessor
(In thousands)	Members' Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Members' Equity
Balance, February 29, 2020	$433,992	$(898)	$(218,502)	$214,592
Investment by member	1,788	—	—	1,788
Unit-based compensation	2,046	—	—	2,046
Comprehensive loss	—	(291)	—	(291)
Net loss	—	—	(23,752)	(23,752)
Balance, May 31, 2020	437,826	(1,189)	(242,254)	194,383
Investment by member	(10)	—	—	(10)
Unit-based compensation	1,971	—	—	1,971
Comprehensive loss	—	(55)	—	(55)
Net loss	—	—	(17,540)	(17,540)
Balance, August 31, 2020	$439,787	$(1,244)	$(259,794)	$178,749

	Successor
(In thousands)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total E2open Equity	Noncontrolling Interest	Total Equity
Balance, February 28, 2021	$19	$2,071,206	$2,388	$10,800	$—	$2,084,413	$392,945	$2,477,358
Share-based compensation	—	2,043	—	—	—	2,043	—	2,043
Comprehensive income	—	—	1,475	—	—	1,475	—	1,475
Net loss	—	—	—	(142,258)	—	(142,258)	(27,097)	(169,355)
Balance, May 31, 2021	19	2,073,249	3,863	(131,458)	—	1,945,673	365,848	2,311,521
Share-based compensation	—	2,509	—	—	—	2,509	—	2,509
Business Combination purchase price adjustment	—	1,666	—	—	—	1,666	1,299	2,965
Conversion of Common Units to common stock	—	27,228	—	—	—	27,228	(43,995)	(16,767)
Conversion of Series B-1 shares to common stock	1	174,999	—	—	(2,473)	172,527	—	172,527
Impact of Common Unit conversions on Tax Receivable Agreement	—	(7,512)	—	—	—	(7,512)	—	(7,512)
Comprehensive loss	—	—	(6,523)	—	—	(6,523)	—	(6,523)
Net loss	—	—	—	(20,517)	—	(20,517)	(3,471)	(23,988)
Balance, August 31, 2021	$20	$2,272,139	$(2,660)	$(151,975)	$(2,473)	$2,115,051	$319,681	$2,434,732

See notes to condensed consolidated financial statements.

E2open Parent Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Successor	Predecessor
	Six Months Ended	Six Months Ended
(In thousands)	August 31, 2021	August 31, 2020
Cash flows from operating activities
Net loss	$(193,343)	$(41,292)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	41,000	33,866
Amortization of deferred commissions	410	1,964
Amortization of debt issuance costs	1,334	2,158
Amortization of operating lease right-of-use assets	3,742	—
Share-based and unit-based compensation	4,552	4,017
Change in tax receivable agreement liability	3,136	—
Loss from change in fair value of warrant liability	41,216	—
Loss from change in fair value of contingent consideration	90,040	—
(Gain) loss on disposal of property and equipment	(236)	34
Changes in operating assets and liabilities:
Accounts receivable, net	45,088	65,733
Prepaid expenses and other current assets	(6,401)	(2,700)
Other noncurrent assets	(3,232)	(1,925)
Accounts payable and accrued liabilities	(1,453)	(13,927)
Incentive program payable	(2,272)	13,126
Deferred revenue	20,083	(32,476)
Changes in other liabilities	(2,180)	13,408
Net cash provided by operating activities	41,484	41,986
Cash flows from investing activities
Capital expenditures	(17,372)	(7,762)
Net cash used in investing activities	(17,372)	(7,762)
Cash flows from financing activities
Proceeds from PIPE investment	280,000	—
Proceeds from sale of membership units	—	1,778
Repayments of indebtedness	(1,582)	(19,667)
Repayments of financing lease obligations	(5,902)	(2,443)
Repurchase of common stock	(2,473)	—
Repurchase of Common Units	(16,767)	—
Net cash used in financing activities	253,276	(20,332)
Effect of exchange rate changes on cash and cash equivalents	(1,244)	(448)
Net increase in cash, cash equivalents and restricted cash	276,144	13,444
Cash, cash equivalents and restricted cash at beginning of period	207,542	48,428
Cash, cash equivalents and restricted cash at end of period	$483,686	$61,872
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$473,133	$19,813
Restricted cash	10,553	42,059
Total cash, cash equivalents and restricted cash	$483,686	$61,872
Supplemental Information - Cash Paid for:
Interest	$10,504	$33,888
Income taxes	824	1,146
Non-Cash Investing and Financing Activities:
Capital expenditures financed under financing lease obligations	$—	$11,005
Capital expenditures included in accounts payable and accrued liabilities	1,435	10
Right-of-use assets obtained in exchange for operating lease obligations	23,008	—
Prepaid software, maintenance and insurance under notes payable	—	417
Conversion of Common Units to Class A Common Stock	27,228	—
Conversion of Series B1 common stock to Class A Common Stock	175,000	—
Business Combination purchase price adjustment	2,965	—

See notes to condensed consolidated financial statements.

E2open Parent Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization and Basis of Presentation

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

We are headquartered in Austin, Texas. We are a leading provider of cloud-based, end-to-end supply chain management software. Our software combines networks, data and applications to provide a deeply embedded, mission-critical platform that allows customers to optimize their supply chain by accelerating growth, reducing costs, increasing visibility and driving improved resiliency. Given the business-critical nature of our solutions, we maintain deep, long-term relationships with our customers across a wide range of end-markets, including technology, consumer, industrial and transportation, among others.

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

These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended August 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2022. For further information, refer to the consolidated financial statements and notes thereto included in our 2021 Form 10-K.

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

2. Accounting Standards

Recently Adopted Accounting Guidance

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842). The core principle of ASC 842, Leases is that a lessee should recognize the assets and liabilities that arise from leases. For operating leases, a lessee is required to recognize a right-of-use (ROU) asset and a lease liability, initially measured at the present value of the lease payments, in the balance sheet. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The accounting applied by a lessor is largely unchanged from that applied under previous U.S. GAAP. This standard is effective for calendar fiscal years beginning after December 15, 2021. Earlier application is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. We adopted this standard as of March 1, 2021 utilizing the modified retrospective approach and elected a set of practical expedients that allowed us not to reassess whether contracts are or contain leases, lease classification or initial direct costs for existing leases. See Note 20, Leases for more information related to our leases.

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

In December 2019, the FASB issued ASU 2019-12, Simplifying Accounting for Income Taxes, as part of its initiative to reduce complexity in the accounting standards. The guidance amends certain disclosure requirements that had become redundant, outdated or superseded. Additionally, this guidance amends accounting for the interim period effects of changes in tax laws or rates and simplifies aspects of the accounting for franchise taxes. ASU 2019-12 is effective for annual periods beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. Management is currently evaluating the effect of these provisions on our financial position and results of operations.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting to simplify the accounting for contract modifications made to replace LIBOR or other reference rates that are expected to be discontinued because of the reference rate reform. The guidance provides optional expediates and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criterion are met. The optional expedients and exceptions can be applied to contract modifications made until December 31, 2022. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The amendments in ASU 2021-01 are elective and apply to our debt instruments that may be modified as a result of the reference rate reform. We are continuing to evaluate these standards, as well as the timing of the transition of various rates in our debt instruments affected by reference rate reform.

3. BluJay Acquisition

On May 27, 2021, we entered into a Purchase Agreement with the BluJay Sellers. On September 1, 2021, we completed the acquisition of BluJay (BluJay Acquisition). Under the Purchase Agreement, we issued to the BluJay Sellers 72,383,299 shares of Class A Common Stock and paid approximately $770 million of cash which includes the repayment of BluJay's debt facility. The total purchase consideration for the BluJay Acquisition was $1.6 billion.

In connection with the completion of the BluJay Acquisition, we secured $300 million in PIPE financing from institutional investors for the purchase of an aggregate of 28,909,022 shares of our Class A Common Stock. PIPE financing proceeds of $280 million were received in advance of BluJay Acquisition and were recorded as a payable to sellers on our Condensed Consolidated Balance Sheet as of August 31, 2021. We also obtained a $380.0 million incremental term loan to our 2021 Term Loan, as defined below, and an $80.0 million increase to our 2021 Revolving Credit Facility, defined below. In addition, the letter of credit sublimit was increased from $15.0 million to $30.0 million upon completion of the BluJay Acquisition.

Additionally, the Investor Rights Agreement was amended and restated to add certain of BluJay's existing stockholders as parties, including certain affiliates of Francisco Partners and Temasek as well as include a six month lock-up period from September 1, 2021 through February 28, 2022 for certain equityholders of E2open and BluJay. The Investor Rights Agreement also provides Francisco Partners and Temasek the right to nominate one member each to our board of directors. Mr. Deep Shah and Mr. Martin Fichtner became new directors on September 1, 2021.

The BluJay Acquisition will be presented in our financial statements and results of operations during our fiscal third quarter of 2022.

4. Liquidity and Capital Resources

We measure liquidity in terms of our ability to fund the cash requirements of our business operations, including working capital, capital expenditure needs, contractual obligations and other commitments, with cash flows from operations and other sources of funding. Current working capital needs relate mainly to employee compensation and benefits, as well as interest, debt repayments, capital expenditures and operating expenses. Our ability to expand and grow our business will depend on many factors, including working capital needs and the evolution of operating cash flows.

We had $473.1 million in cash and cash equivalents as of August 31, 2021, including $280.0 million of PIPE financing proceeds for the BluJay Acquisition. We believe our existing cash and cash equivalents, cash provided by operating activities, and, if necessary, the borrowing capacity of up to $75.0 million available under our 2021 Revolving Credit Facility (see Note 9, Notes Payable) will be sufficient to meet our working capital, debt repayment and capital expenditure requirements for at least the next twelve months. See Note 3, BluJay Acquisition for the additional equity and debt financing we incurred to purchase BluJay, which included increasing the 2021 Revolving Credit Facility by $80.0 million to a total of $155.0 million on September 1, 2021.

In the future, we may enter into arrangements to acquire or invest in complementary businesses. To facilitate these acquisitions or investments, we may seek additional equity or debt financing.

5. Intangible Assets, Net

Intangible assets, net consisted of the following:

	Successor
	August 31, 2021
($ in thousands)	Weighted Average Useful Life	Cost	Accumulated Amortized	Net
Indefinite-lived:
Trademark / Trade name	Indefinite	$109,998	$—	$109,998
Definite-lived:
Customer relationships	20.0	299,963	(8,619)	291,344
Technology	8.5	369,960	(25,010)	344,950
Content library	10.0	50,000	(2,872)	47,128
Total definite-lived		719,923	(36,501)	683,422
Total intangible assets		$829,921	$(36,501)	$793,420

	Successor
	February 28, 2021
($ in thousands)	Weighted Average Useful Life	Cost	Accumulated Amortized	Net
Indefinite-lived:
Trademark / Trade name	Indefinite	$109,924	$—	$109,924
Definite-lived:
Customer relationships	20.0	300,107	(1,248)	298,859
Technology	8.5	370,106	(3,621)	366,485
Content library	10.0	50,000	(417)	49,583
Total definite-lived		720,213	(5,286)	714,927
Total intangible assets		$830,137	$(5,286)	$824,851
Amortization of intangible assets is recorded in cost of revenue and operating expenses in the Condensed Consolidated Statements of Operations. We recorded amortization expense related to intangible assets of $15.9 million and $13.4 million for the three months ended August 31, 2021 and 2020, respectively. We recorded amortization expense related to intangible assets of $31.2 million and $27.4 million for the six months ended August 31, 2021 and 2020, respectively.

6. Property and Equipment, Net

Property and equipment, net consisted of the following:

	Successor
($ in thousands)	August 31, 2021	February 28, 2021
Computer equipment	$21,628	$14,707
Software	26,318	21,141
Furniture and fixtures	1,813	1,828
Leasehold improvements	8,360	7,722
Gross property and equipment	58,119	45,398
Less accumulated depreciation and amortization	(10,424)	(1,200)
Property and equipment, net	$47,695	$44,198

Computer equipment and software include assets held under financing leases. Amortization of assets held under financing leases is included in depreciation expense. See Note 20, Leases for additional information regarding our financing leases.

Depreciation expense was $4.9 million and $3.5 million for the three months ended August 31, 2021 and 2020, respectively. Depreciation expense was $9.8 million and $6.4 million for the six months ended August 31, 2021 and 2020, respectively.

7. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	Successor
($ in thousands)	August 31, 2021	February 28, 2021
Accrued compensation	$26,040	$34,298
Accrued severance and retention	132	349
Trade accounts payable	9,645	17,858
Accrued professional services	11,277	2,938
Restructuring liability	546	1,639
Taxes payable	4,070	1,892
Interest payable	1,473	1,293
Customer deposits	2,076	1,811
Other	9,172	8,155
Total accounts payable and accrued liabilities	$64,431	$70,233

8. Tax Receivable Agreement

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

Significant inputs and assumptions were used to initially estimate the future expected payments including the timing of the realization of the tax benefits, a tax rate of 24.1% and an imputed interest rate of 7%. Changes in any of these or other factors are expected to impact the timing and amount of gross payments. The fair value of these obligations will be accreted to the amount of the gross expected obligation. In addition, if we were to exercise our right to terminate the Tax Receivable Agreement or certain other acceleration events occur, we will be required to make immediate cash payments. Such cash payments will be equal to the present value of the assumed future realized tax benefits based on a set of assumptions and using an agreed upon discount rate, as defined in the Tax Receivable Agreement. The early termination payment may be made significantly in advance of the actual realization, if any, of those future tax benefits. Such payments will be calculated based on certain assumptions, including that we have sufficient taxable income to utilize the full amount of any tax benefits subject to the Tax Receivable Agreement over the period specified therein. The payments that we will be required to make will generally reduce the amount of the overall cash flow that might have otherwise been available, but we expect the cash tax savings we will realize from the utilization of the related tax benefits will exceed the amount of any required payments.

Pursuant to ASC 805, Business Combination and relevant tax law, we have calculated the fair value of the tax receivable agreement payments related to the transaction at the acquisition date and identified the timing of the utilization of the tax attributes. Under ASC 805, the Tax Receivable Agreement liability, as of the acquisition date, will be revalued at the end of each reporting period with the gain or loss as well as the associated interest reflected in the change in tax receivable agreement liability in the Condensed Consolidated Statements of Operations in the period in which the event occurred. Interest will accrue on the tax receivable agreement liability at a rate of LIBOR plus 100 basis points. In addition, under ASC 450, Contingencies transactions with partnership unit holders after the acquisition date will result in additional Tax Receivable Agreement liabilities that are recorded on a gross undiscounted basis. The Tax Receivable Agreement liability was $63.3 million and $50.1 million as of August 31, 2021 and February 28, 2021, respectively. The increase in the Tax Receivable Agreement liability was due to an increase in the ASC 805 discounted liability of $3.1 million and increase in the ASC 450 liability of $10.1 million.

9. Notes Payable

Notes payable outstanding were as follows:

	Successor
($ in thousands)	August 31, 2021	February 28, 2021
2021 Term Loan	$523,688	$525,000
Other notes payable	76	688
Total notes payable	523,764	525,688
Less unamortized debt issuance costs	(17,149)	(18,483)
Total notes payable, net	506,615	507,205
Less current portion	(3,999)	(4,405)
Notes payable, less current portion, net	$502,616	$502,800

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

As of August 31, 2021 and February 28, 2021, the 2021 Term Loan had a variable interest rate of 3.75% and 3.69%, respectively, and no outstanding borrowings under the 2021 Revolving Credit Facility. We were in compliance with the First Lien Leverage Ratio for the Credit Agreement as of August 31, 2021 and February 28, 2021.

See Note 3, BluJay Acquisition for information related to additional debt incurred for the BluJay Acquisition. See Note 23, Subsequent Events for information related to borrowings under our 2021 Revolving Credit Facility.

10. Contingent Consideration

Business Combination

The contingent consideration liability is due to the issuance of Series B-1 and B-2 common stock and Series 1 restricted common units (RCUs) and Series 2 RCUs of E2open Holdings as part of the Business Combination. These shares and units were issued on a proportional basis to each holder of Class A shares in CCNB1 and Common Units of E2open Holdings. These restricted shares and Common Units are treated as a contingent consideration liability under ASC 805 and valued at fair market value. The contingent consideration liability was recorded at fair value on the acquisition date and will be remeasured at each reporting date and adjusted if necessary. Any gain or loss recognized from the remeasurement will be recorded in gain (loss) from the change in fair value of contingent consideration on the Condensed Consolidated Statements of Operations as a nonoperating income (expense) as the change in fair value is not part of our core operating activities.

The contingent consideration liability was $65.8 million and $129.4 million as of August 31, 2021 and February 28, 2021, respectively. The fair value remeasurements resulted in a loss of $13.0 million and $76.4 million for the three and six months ended August 31, 2021, respectively. There was no gain or loss for the three and six months ended August 31, 2020 as the contingent consideration liability was not recorded until February 4, 2021.

The 8,120,367 shares of Series B-1 common stock, including the Sponsor Side Letter shares noted below, automatically convert into our Class A Common Stock on a one-to-one basis upon the occurrence of the first day on which the 5-day VWAP of our Class A Common Stock is equal to at least $13.50 per share; provided, however, that the reference to $13.50 per share shall be decreased by the aggregate per share amount of dividends actually paid in respect of a share of Class A Common Stock following the closing of the Business Combination.

As of June 8, 2021, the 5-day VWAP of our Class A Common Stock exceeded $13.50 per share which was the triggering event for the Series B-1 common stock to automatically convert into our Class A Common Stock on a one-to-one basis. As such, 8,120,273 shares of Series B-1 common stock converted into 8,120,273 shares of Class A Common Stock. There were 94 shares of Series B-1 common stock pending conversion as of August 31, 2021.

There were 3,372,184 shares of Series B-2 common stock outstanding as of August 31, 2021. The Series B-2 common stock automatically convert into our Class A Common Stock on a one-to-one basis upon the occurrence of the first day on which the 20-day VWAP is equal to at least $15.00 per share; provided, however, that the reference to $15.00 per share shall be decreased by the aggregate per share amount of dividends actually paid in respect of a share of Class A Common Stock following the closing of the Business Combination.

The 4,379,557 shares of Series 1 RCUs vest and become Common Units of E2open Holdings at such time as the 5-day VWAP of the Class A Common Stock is at least $13.50 per share; however, the $13.50 per share threshold will be decreased by the aggregate amount of dividends per share paid following the closing of the Business Combination.

As of June 8, 2021, the 5-day VWAP of our Class A Common Stock exceeded $13.50 per share which was the triggering event for the Series 1 RCUs to vest and become Common Units of E2open Holdings. As such, 4,379,557 Series 1 RCUs became 4,379,557 Common Units of E2open Holdings along with entitling the holders of the newly vested common units to 4,379,557 shares of Class V Common Stock. Catch-Up Payments were not required as a result of the Series 1 RCU vesting.

There were 2,627,724 shares of Series 2 RCUs outstanding as of August 31, 2021. The Series 2 RCUs will vest (a) at such time as the 20-day VWAP of the Class A Common Stock is at least $15.00 per share; however, the $15.00 per share threshold will be decreased by the aggregate amount of dividends per share paid following the closing of the Business Combination; (b) upon the consummation of a qualifying change of control of us or the Sponsor and (c) upon the qualifying liquidation defined in the limited liability company agreement.

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

We have not paid any dividends to date and do not expect to in the future.

Sponsor Side Letter

In connection with the execution of the Business Combination Agreement, the Sponsor, certain investors and CCNB1’s Independent Directors entered into the Sponsor Side Letter Agreement with CCNB1. Under the Sponsor Side Letter Agreement, 2,500,000 Class B ordinary shares of CCNB1 held by the Sponsor and CCNB1’s Independent Directors automatically converted into 2,500,000 shares of Series B-1 Common Stock, which, collectively, are referred to as the Restricted Sponsor Shares. The vesting conditions of the shares of Series B-1 Common Stock mirrored the Series 1 RCUs.

These restricted shares were treated as a contingent consideration liability under ASC 805 and valued at fair market value. The contingent consideration liability was recorded at fair value on the acquisition date and remeasured at each reporting date and adjusted if necessary. Any gain or loss recognized from the remeasurements was recorded in gain (loss) from the change in fair value of contingent consideration on the Condensed Consolidated Statements of Operations as a nonoperating income (expense) as the change in fair value was not part of our core operating activities.

As of June 8, 2021, the 5-day VWAP of our Class A Common Stock exceeded $13.50 per share which was the triggering event for the Sponsor Side Letters shares to automatically convert into our Class A Common Stock on a one-to-one basis. As such, all of the Sponsor Side Letter shares converted into our Class A Common Stock and are included in the 8,120,273 Class A Common Stock discussed above.

The contingent consideration liability was $21.4 million as of February 28, 2021. The fair value remeasurements through June 8, 2021 resulted in a loss of $3.8 million and $13.7 million for the three and six months ended August 31, 2021. There was no gain or loss for the three and six months ended August 31, 2020 as the Sponsor Side Letter was not entered into until February 4, 2021.

Averetek

E2open Holdings purchased Averetek, LLC (Averetek) in May 2019. The purchase agreement for Averetek included contingent payments of up to $2.0 million in consideration contingent upon successful attainment of revenue related criteria that extended up to two years subsequent to closing. The earn-out liability was recorded on the acquisition date in acquisition-related obligations on the Condensed Consolidated Balance Sheets and remeasured at each reporting date and adjusted if necessary. At the acquisition date, the fair value of the contingent consideration was $2.0 million. We determined there was no change in fair value of the contingent consideration as of February 28, 2021 or prior to payment. The earn-out liability was earned in May 2021 and paid in July 2021.

11. Fair Value Measurement

Our financial instruments include cash and cash equivalents; investments; accounts receivable, net; accounts payable; acquisition-related obligations; notes payable; and financing lease obligations. Accounts receivable, net; accounts payable; and acquisition-related obligations are stated at their carrying value, which approximates fair value, due to their short maturity. We measure our cash equivalents and investments at fair value, based on an exchange or exit price which represents the amount that would be received for an asset sale or an exit price, or paid to transfer a liability in an orderly transaction between knowledgeable and willing market participants. We estimate the fair value for notes payable and financing lease obligations by discounting the future cash flows of the related note and lease payments. As of August 31, 2021 and February 28, 2021, the fair value of the cash and cash equivalents, restricted cash, notes payable and financing lease obligations approximates their recorded values.

The following tables set forth details about our investments:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
August 31, 2021 (Successor)
Asset-backed securities	$162	$57	$—	$219

February 28, 2021 (Successor)
Asset-backed securities	$162	$62	$—	$224

Observable inputs are based on market data obtained from independent sources. Unobservable inputs reflect our assessment of the assumptions market participants would use to value certain financial instruments. This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

Our assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy are summarized as follows:

	Successor
	August 31, 2021
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market	$4	$—	$—	$4
Total cash equivalents	4	—	—	4
Investments:
Asset-backed securities	—	219	—	219
Total investments	—	219	—	219
Total assets	$4	$219	$—	$223

Liabilities:
Acquisition-related obligations	$—	$—	$—	$—
Warrant liability	—	—	109,988	109,988
Contingent consideration	—	—	65,848	65,848
Total liabilities	$—	$—	$175,836	$175,836

	Successor
	February 28, 2021
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market	$4	$—	$—	$4
Total cash equivalents	4	—	—	4
Investments:
Asset-backed securities	—	224	—	224
Total investments	—	224	—	224
Total assets	$4	$224	$—	$228

Liabilities:
Acquisition-related obligations	$—	$—	$2,000	$2,000
Warrant liability	—	—	68,772	68,772
Contingent consideration	—	—	150,808	150,808
Total liabilities	$—	$—	$221,580	$221,580

Contingent Consideration

The following table provides a reconciliation of the beginning and ending balances of acquisition related accrued earn-outs and contingent consideration using significant unobservable inputs (Level 3):

	Successor
($ in thousands)	August 31, 2021	February 28, 2021
Beginning of period	$152,808	$2,000
Acquisition date fair value of contingent consideration	—	184,548
Conversion to Class A Common Stock	(175,000)	—
Cash payments	(2,000)	—
Loss (gain) from fair value of contingent consideration	90,040	(33,740)
End of period	$65,848	$152,808

The change in the fair value of the earn-out is recorded in acquisition-related expenses while the change in the fair value of the contingent consideration is recorded in gain (loss) from change in fair value of contingent consideration in the Condensed Consolidated Statements of Operations.

Our warrant liability is measured at fair value on a recurring basis using significant unobservable inputs (Level 3). The following table provides a reconciliation of the warrant liability from February 4, 2021 through February 28, 2021 and February 28, 2021 through August 31, 2021:

	Successor
($ in thousands)	August 31, 2021	February 28, 2021
Beginning of period	$68,772	$91,959
Loss (gain) from fair value of warrant liability	41,216	(23,187)
End of period	$109,988	$68,772

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

Our public warrant liability is valued using the binomial lattice pricing model. The private placement warrants are valued using a binomial pricing model when the warrants are subject to the make-whole table, or otherwise are valued using a Black-Scholes pricing model. The forward purchase warrants are valued utilizing observable market prices for public shares and warrants, relative to the present value of contractual cash proceeds. The assumptions used in preparing these models include estimates such as volatility, contractual terms, discount rates, dividend yield, expiration dates and risk-free interest rates. These valuation models use unobservable market input, and therefore the liability is classified as Level 3.

12. Revenue

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

Total Revenue by Geographic Locations

Revenue by geographic regions consisted of the following:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
Americas	$74,902	$77,741	$138,220	$157,799
Europe	1,298	1,373	2,622	2,697
Asia Pacific	1,879	2,703	3,564	4,445
Total revenue	$78,079	$81,817	$144,406	$164,941

Revenues by geography are determined based on the region of our contracting entity, which may be different than the region of the customer. Americas revenue attributed to the United States was 96% and 95% during the three months ended August 31, 2021 and 2020, respectively. Americas revenue attributed to the United States was 96% during the six months ended August 31, 2021 and 2020. No other country represented more than 10% of total revenue during these periods.

During the three and six months ended August 31, 2021, we recorded a $14.2 million and $36.7 million reduction to revenue to amortize the deferred revenue fair value adjustment that resulted from the purchase price allocation in the Business Combination, respectively.

Remaining Performance Obligations

Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied. It includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods and does not include contracts where the customer is not committed. The customer is not considered committed when they are able to terminate for convenience without payment of a substantive penalty under the contract. Additionally, as a practical expedient of ASC 606, Revenue from Contracts with Customers we have not disclosed the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. As of August 31, 2021 and February 28, 2021, approximately $586.5 million and $555.7 million of revenue was expected to be recognized from remaining performance obligations, respectively. These amounts are expected to be recognized over the next five years.

Contract Assets and Liabilities

Contract assets primarily represent contractual receivables recognized for performance obligations that have been satisfied but for which amounts have not been billed. Contract assets were $12.4 million and $13.4 million as of August 31, 2021 and February 28, 2021, respectively. Contract liabilities consist of deferred revenue which includes billings in excess of revenue recognized related to subscription contracts and professional services. Deferred revenue is recognized as revenue when we perform under the contract. Deferred revenue was $110.3 million and $90.2 million as of August 31, 2021 and February 28, 2021, respectively. As of February 4, 2021, a fair value adjustment of $60.7 million was recorded to reduce our deferred revenue to its fair value as part of the Business Combination. As deferred revenue is recognized, any fair value adjustment related to the deferred revenue is also recognized as a reduction to revenue. As of August 31, 2021 and February 28, 2021, the fair value adjustment to reduce deferred revenue as part of the Business Combination was $17.3 million and $54.0 million, respectively. Revenue recognized during the three and six months ended August 31, 2021, included in deferred revenue on the Condensed Consolidated Balance Sheets as of February 28, 2021, was $21.1 million and $47.4 million, respectively.

Sales Commissions

With the adoption of ASC 606 and ASC 340-40, Contracts with Customers as of March 1, 2019, we began deferring and amortizing sales commissions that are incremental and directly related to obtaining customer contracts. Amortization expense of $0.2 million and $1.0 million was recorded in sales and marketing expense in the Condensed Consolidated Statements of Operations for the three months ended August 31, 2021 and 2020, respectively. Amortization expense of $0.4 million and $2.0 million was recorded in sales and marketing expense for the six months ended August 31, 2021 and 2020, respectively. Certain sales commissions that would have an amortization period of less than a year are expensed as incurred in sales and marketing expense. As of August 31, 2021 and February 28, 2021, we had a total of $5.3 million and $1.6 million of capitalized sales commissions included in prepaid expenses and other current assets and other noncurrent assets in the Condensed Consolidated Balance Sheets, respectively.

13. Severance and Exit Costs

In connection with acquisitions, we conducted post-acquisition related operational reviews to reallocate resources to strategic areas of the business. The operational reviews resulted in workforce reductions, lease obligations related to properties that were vacated and other expenses. Severance and exit costs included in acquisition-related expenses in the Condensed Consolidated Statements of Operations were as follows:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
Severance	$614	$897	$654	$1,660
Lease exits	494	47	816	1,004
Total severance and exit costs	$1,108	$944	$1,470	$2,664

Included in accounts payable and accrued liabilities as of August 31, 2021 and February 28, 2021 is a restructuring liability, primarily consisting of lease related obligations, of $0.5 million and $1.6 million, respectively, and a restructuring severance liability of $0.1 million and $0.3 million, respectively. We expect these amounts to be substantially paid within the next 12 months.

The following table provides a reconciliation of the severance and exit cost accruals from February 4, 2021 through February 28, 2021 and February 28, 2021 through August 31, 2021 :

	Successor
($ in thousands)	August 31, 2021	February 28, 2021
Beginning of period	$1,988	$3,730
Payments	(2,200)	(6,463)
Impairment of right-of-use assets	(580)	—
Expenses	1,470	4,721
End of period	$678	$1,988

14. Warrants

As of August 31, 2021 and February 28, 2021, there were an aggregate of 29,079,972 warrants outstanding, which include the public warrants, private placement warrants and Forward Purchase Warrants. Each warrant entitles its holders to purchase one share of Class A Common Stock at an exercise price of $11.50 per share. The private placement warrants became exercisable with the Domestication. The Forward Purchase Warrants became exercisable upon effectiveness of our Form S-1 which was initially filed on March 5, 2021 and deemed effective on March 29, 2021. The public warrants became exercisable on April 28, 2021. The public warrants, private placement warrants and Forward Purchase Warrants will expire five years after the Closing Date, or earlier upon redemption or liquidation. Once the warrants become exercisable, we may redeem the outstanding warrants when various conditions are met, such as specific stock prices, as detailed in the specific warrant agreements. However, the 10,280,000 private placement warrants are nonredeemable so long as they are held by our Sponsor or its permitted transferees. The warrants are recorded as a liability in warrant liability on the Condensed Consolidated Balance Sheets with a balance of $110.0 million and $68.8 million as of August 31, 2021 and February 28, 2021, respectively. During the three and six months ended August 31, 2021, a gain of $18.7 million and a loss of $41.2 million was recognized in gain (loss) from change in fair value of the warrant liability in the Condensed Consolidated Statements of Operations, respectively. No warrants have been exercised or redeemed to date.

15. Stockholders’ Equity

Class V Common Stock

We were authorized to issue 40,000,000 Class V common stock with a par value of $0.0001 per share. As of August 19, 2021, the number of shares authorized for issuance was increased to 42,747,890 Class V common stock with a par value of $0.0001. These shares have no economic value but entitle the holder to one vote per share. The holders of Common Units are entitled to Class V common stock on a one for one basis.

The following table reflects the changes in our outstanding stock:

	Class A	Class V	Series B-1	Series B-2
Balance, February 28, 2021	187,051,142	35,636,680	8,120,367	3,372,184
Conversion of Series B-1 common stock (1)	8,120,273	—	(8,120,273)	—
Conversion of Series 1 RCUs (2)	—	4,379,557	—	—
Business Combination post-close adjustment issuance (3)	133,322	92,690	—	—
Conversion of Common Units (4)	2,623,409	(4,232,034)	—	—
Repurchase shares (5)	(176,654)	—	—	—
Balance, August 31, 2021	197,751,492	35,876,893	94	3,372,184

(1)
As of June 8, 2021, the 5-day VWAP of our Class A Common Stock exceeded $13.50 per share which was the triggering event for the Series B-1 common stock to automatically convert into our Class A Common Stock on a one-to-one basis. See Note 10, Contingent Consideration for additional information.
(2)
As of June 8, 2021, the 5-day VWAP of our Class A Common Stock exceeded $13.50 per share which was the triggering event for the Series 1 restricted common units to automatically convert into Common Units and the holders receive one share of Class V Common Stock. See Note 10, Contingent Consideration for additional information.
(3)
On July 6, 2021, pursuant to Section 3.5 of the Business Combination Agreement, we issued additional Class A Common Stock and Common Units valued at $3.0 million to each E2open Holdings member as part of the post-closing adjustment of consideration required as part of the merger transaction.
(4)
Class A Common Stock issued for the conversion of Common Units settled in stock. During the six months ended August 31, 2021, we paid $16.8 million in cash for the repurchase of 1,615,326 Common Units that were converted into cash instead of stock at our option. Class V Common Stock is retired when Common Units are converted into Class A Common Stock or settled in cash. As a result of Common Unit conversions prior to August 19, 2021, 6,701 Class V Common Stock related to Common Unit conversions to Class A Common Stock were not issued and subsequently retired due to the limitation of authorized shares.
(5)
On July 13, 2021, our board of directors waived the Lock-up Period solely in respect of withholding shares to cover taxes upon the issuance of Class A Common Stock to the executive officers upon the conversion of the Series B-1 and Series B-2 common stock. The shares were repurchased at an average price of $14.00 per share, or $2.5 million, to cover withholding taxes associated with the Series B-1 conversion to Class A Common Stock. See Note 10, Contingent Consideration for additional details on the conversions.

See Note 3, BluJay Acquisition for information regarding additional Class A Common Stock issuances and the lock-up period.

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

During the six months ended August 31, 2020, we received $1.8 million in proceeds from the sale of membership units.

16. Noncontrolling Interests

Noncontrolling interest represents the portion of E2open Holdings that we control and consolidate but do not own. As of August 31, 2021 and February 28, 2021, the noncontrolling interests represent a 15.8% and 16.0% ownership in E2open Holdings, respectively.

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

On June 8, 2021, the 4,379,557 Series 1 RCUs vested and became Common Units along with entitling the holders of the newly vested common units to 4,379,557 shares of Class V Common Stock.

On July 6, 2021, pursuant to Section 3.5 of the Business Combination Agreement, we issued 103,929 additional Common Units to each E2open Holdings member in a pro rata amount reflecting the number of Common Units they received at the closing of the Business Combination as part of the post-closing adjustment as consideration required as part of the merger transaction.

As part of the Business Combination, certain individuals were party to the Lock-Up Period which expired on August 4, 2021. As a result, 2,623,409 Common Units were converted into Class A Common Stock with a value of $27.2 million based off the 5-day VWAP and 1,615,326 Common Units were settled with the payment of $16.8 million of cash during the three and six months ended August 31, 2021. This activity resulted in a decrease to noncontrolling interests of $44.0 million during the three and six months ended August 31, 2021.

See Note 23, Subsequent Events for information on additional Common Unit conversions.

As part of the BluJay Acquisition, certain individuals who are parties to the Investor Rights Agreements entered into a new lock-up period that will expire on February 28, 2022.

As of August 31, 2021 and February 28, 2021, there were a total of 35.9 million and 35.6 million Common Units held by participants of E2open Holdings, respectively.

We follow the guidance issued by the FASB regarding the classification and measurement of redeemable securities. Accordingly, we have determined that the common units meet the requirements to be classified as permanent equity.

17. Other Comprehensive (Loss) Income

We did not reclass any items to the Condensed Consolidated Statements of Operations from accumulated other comprehensive (loss) income during the three and six months ended August 31, 2021 and 2020.

Accumulated other comprehensive (loss) income in the equity section of our Condensed Consolidated Balance Sheets includes:

	Successor
($ in thousands)	August 31, 2021	February 28, 2021
Foreign currency translation adjustment	$(2,660)	$2,388
Accumulated other comprehensive (loss) income	$(2,660)	$2,388

18. Earnings Per Share

Basic earnings per share is calculated as net income divided by the average number of shares of common stock outstanding. Diluted earnings per share assumes, when dilutive, the issuance of the net incremental shares from options and restricted shares. The following is a reconciliation of the denominators of the basic and diluted per share computations for net income:

	Successor
	Three Months Ended	Six Months Ended
(in thousands, except per share data)	August 31, 2021	August 31, 2021
Net loss per share:
Numerator - basic:
Net loss per share:	$(23,988)	$(193,343)
Less: Net loss attributable to noncontrolling interests	(3,471)	(30,568)
Net loss attributable to E2open Parent Holdings, Inc. - basic	$(20,517)	$(162,775)

Numerator - diluted:
Net loss attributable to E2open Parent Holdings, Inc. - basic	$(20,517)	$(162,775)
Add: Net loss and tax effect attributable to noncontrolling interests	—	—
Net loss attributable to E2open Parent Holdings, Inc. - diluted	$(20,517)	$(162,775)

Numerator - basic:
Weighted average shares outstanding - basic	195,148	191,099
Net income per share - basic	$(0.11)	$(0.85)

Numerator - diluted:
Weighted average shares outstanding - basic	195,148	191,099
Weighted average effect of dilutive securities:
Shares related to Common Units	—	—
Weighted average shares outstanding - diluted	195,148	191,099
Diluted net income per common share	$(0.11)	$(0.85)

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

The following table summarizes the weighted-average potential common shares excluded from diluted loss per common share as their effect would be anti-dilutive:

	Successor
	Three Months Ended	Six Months Ended
	August 31, 2021	August 31, 2021
Shares related to Series B-1 common stock	86	43
Shares related to Series B-2 common stock	3,372,184	3,372,184
Shares related to restricted common units Series 2	2,627,724	2,627,724
Shares related to warrants (1)	29,079,972	29,079,972
Shares related to Common Units	38,670,936	37,153,808
Shares related to options	2,583,320	2,583,320
Shares related to restricted stock	2,058,636	1,141,806
Units/Shares excluded from the dilution computation	78,392,858	75,958,857

(1)
The warrants include the public warrants, private placement warrants and Forward Purchase Warrants.

19. Share-Based and Unit-Based Compensation

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

Our board of directors have approved the grant of options and RSUs under the 2021 Incentive Plan.

Currently, all options are performance based and are measured based on obtaining an organic growth target over a one-year period with a quarter of the options vesting at the end of the performance period and the remaining options vesting equally over the following three years. Our executive officers and senior management have been granted these performance based options. Currently, we estimate that the performance target will be met at 100%. The probability of meeting the performance target is remeasured each quarter and adjusted if needed.

The RSUs are either performance based or time based. The performance based RSUs are measured based on obtaining an organic growth target over a one-year period with a quarter of the options vesting at the end of the performance period and the remaining options vesting equally over the following three years. Currently, we estimate that the performance target will be met at 100%. The probability of meeting the performance target is remeasured each quarter and adjusted if needed. The time based RSUs for executive officers, senior management and employees vest ratably over a three-year period while the time based RSUs for non-employee directors of our board of directors have a one-year vesting period. As of August 31, 2021, there are 1,003,584 unvested performance based RSUs and 1,054,765 unvested time based RSUs.

As of August 31, 2021, there were 10,358,331 shares of Class A Common Stock available for grant under the 2021 Incentive Plan.

Activity under the 2021 Incentive Plan related to options was as follows:

	Successor
	Number of Shares (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)
Balance, February 28, 2021	—	$—	—
Granted	2,583	9.86
Balance, August 31, 2021	2,583	$9.86	9.5

As of August 31, 2021, there was $5.1 million of unrecognized compensation cost related to unvested options.

Activity under the 2021 Incentive Plan related to RSUs was as follows:

	Successor
	Number of Units (in thousands)	Weighted Average Grant Date Fair Value Per Unit	Weighted Average Remaining Recognition Period (in years)
Balance, February 28, 2021	—	$—	—
Granted	2,105	12.84
Forfeited	(47)	12.87
Balance, August 31, 2021	2,058	$12.84	3.1

As of August 31, 2021, there was $24.0 million of unrecognized compensation cost related to unvested RSUs.

The estimated grant-date fair values of the options granted during the six months ended August 31, 2021 were calculated using the Black-Scholes option-pricing valuation model, based on the following assumptions:

Expected term (in years)	6.25
Expected equity price volatility	46.39% - 46.65%
Risk-free interest rate	0.96% - 1.12%
Expected dividend yield	0%

See Note 23, Subsequent Events for information related to additional RSU grants.

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

Activity under E2open Holdings’ unit option plan was as follows:

	Predecessor
	Number of Units (in thousands)	Weighted Average Exercise Price Per Unit	Weighted Average Term (in years)
Balance, February 29, 2020	22,001	$1.51	1.9
Exercised	(1,290)	1.45
Forfeited	(287)	1.64
Balance, August 31, 2020	20,424	$1.51	1.4

As of February 3, 2021, there was $2.4 million of unrecognized compensation cost which was expected to be recognized over a weighted-average period of 1.1 year. The weighted-average contractual life of options outstanding was 6.7 years and the weighted-average contractual life of options exercisable was 6.4 years as of February 3, 2021.

We did not recognize any compensation expense for Exit-Based units for the three and six months ended August 31, 2020 as these awards were not probable of vesting during these time periods.

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

Activity under E2open Holdings’ 2015 Restricted Plan was as follows:

	Predecessor
	Number of Units (in thousands)	Weighted Average Grant Date Fair Value Per Unit	Weighted Average Remaining Term (in years)
Balance, February 29, 2020	8,955	$1.40	1.5
Released	(1,929)	1.48
Balance, August 31, 2020	7,026	$1.38	0.8

The aggregate fair value of units vested during the three and six months ended August 31, 2020 was $1.4 million and $2.8 million, respectively. Unrecognized compensation expense related to the Class B units was $5.4 million as of the February 3, 2021, which was expected to be recognized over a weighted-average period of approximately one year. E2open Holdings did not recognize any compensation expense for Exit-Based Units for the three and six months ended August 31, 2020.

On January 24, 2021, the board of managers accelerated the vesting of all unvested unit options outstanding under the 2015 Restricted Plan as of the completion of the Business Combination on February 4, 2021.

The table below sets forth the functional classification in the Condensed Consolidated Statements of Operations of our equity-based compensation expense:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
Cost of revenue	$257	$115	$457	$225
Research and development	374	123	697	292
Sales and marketing	478	185	760	376
General and administrative	1,400	1,548	2,638	3,124
Total share-based and unit-based compensation	$2,509	$1,971	$4,552	$4,017

20. Leases

Effective March 1, 2021, we began accounting for leases in accordance with ASC 842, Leases, which requires lessees to recognize lease liabilities and ROU assets on the balance sheet for most operating leases. Prior to March 1, 2021, we accounted for leases in accordance with ASC 840, Leases, under which operating leases were not recorded on the balance sheet.

We made the accounting policy election not to apply the recognition provisions of ASC 842 to short-term leases which are leases with a lease term of 12 months or less. Instead, we will recognize the lease payments for short-term leases on a straight-line basis over the lease term. We currently do not have any short-term leases.

Upon adoption of ASC 842, we recognized an operating lease liability of $23.0 million, a ROU operating asset of $22.4 million and no change to retained earnings. The lease liability is calculated based on the remaining minimum rental payments under current leasing standards for existing operating leases and the ROU asset is calculated the same as the lease liability, reduced for a $0.6 million impairment related to an office lease we had exited as of February 28, 2021. We did not include any optional extension periods or cancelations in the valuation.

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

Several of the operating lease agreements require us to provide security deposits. As of August 31, 2021, and February 28, 2021, lease deposits were $3.0 million and $2.9 million, respectively. The deposits are generally refundable at the expiration of the lease, assuming all obligations under the lease agreement have been met. Deposits are included in prepaid and other current assets and other noncurrent assets in the Condensed Consolidated Balance Sheets.

Equipment Leases

We purchase equipment under non-cancelable financing lease arrangements related to software and computer equipment and have various expiration dates through August 2024. We have the right to purchase the software and computer equipment anytime during the lease or upon lease completion.

Balance Sheet Presentation

The following tables presents the amounts and classifications of our estimated ROU assets, net and lease liabilities:

		Successor
($ in thousands)	Balance Sheet Location	August 31, 2021
Operating lease right-of-use assets	Operating lease right-of-use assets	$19,266
Finance lease right-of-use asset	Property and equipment, net	5,117
Total right-of-use assets		$24,383

		Successor
($ in thousands)	Balance Sheet Location	August 31, 2021
Operating lease liability - current	Current portion of operating lease obligations	$4,788
Operating lease liability	Operating lease obligations	14,975
Finance lease liability - current	Current portion of finance lease obligations	2,406
Finance lease liability	Finance lease obligations	2,211
Total lease liabilities		$24,380

Lease Cost and Cash Flows

The following table summarizes our total lease cost:

	Successor
	Three Months Ended	Six Months Ended
($ in thousands)	August 31, 2021	August 31, 2021
Finance lease cost:
Amortization of right-of-use asset	$398	$1,591
Interest on lease liability	287	417
Finance lease cost	685	2,008
Operating lease cost:
Operating lease cost	1,143	2,492
Variable lease cost	1,178	1,979
Sublease income	(359)	(533)
Operating net lease cost	1,962	3,938
Total net lease cost	$2,647	$5,946

We currently do not have any short-term leases.

Rent expense for the three and six months ended August 31, 2020 was $2.1 million and $4.3 million which was recognized under ASC 840, Leases.

Supplemental cash flow information related to leases was as follows:

Successor
Six Months Ended
($ in thousands)	August 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$3,197

The following table presents the weighted-average remaining lease terms and discount rates of our leases:

Successor
Six Months Ended
August 31, 2021
Weighted -average remaining lease term (in years):
Finance lease	1.98
Operating lease	5.20
Weighted-average discount rate:
Finance lease	9.20%
Operating lease	4.43%

Lease Liability Maturity Analysis

The following table reflects the undiscounted future cash flows utilized in the calculation of the lease liabilities as of August 31, 2021:

($ in thousands)	Operating Leases	Finance Leases
September 1, 2021 to February 28, 2022	$2,787	$638
2023	4,970	2,271
2024	4,200	2,104
2025	3,125	—
2026	2,450	—
Thereafter	4,616	—
Total	22,148	5,013
Less: Present value discount	(2,385)	(396)
Lease liabilities	$19,763	$4,617

Future minimum lease payments under non-cancelable operating leases as of February 28, 2021, prior to the adoption of the new lease standard discussed in Note 1, Organization and Description of Business were as follows for the fiscal years ended:

($ in thousands)	Amount
2022	$8,507
2023	6,540
2024	5,555
2025	4,204
2026	3,218
Thereafter	5,434
Total minimum lease payments	$33,458

21. Income Taxes

We calculate the provision for income taxes during interim periods by applying an estimate of the forecasted annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss or loss excluding unusual or infrequently occurring discrete items) for the reporting period. Our provision for income taxes was $6.0 million for the three months ended August 31, 2021 compared to $6.2 million for the three months ended August 31, 2020. Our effective tax rate was 33.3% for the three months ended August 31, 2021, a decrease of 21.6%, compared to 54.9% for the three months ended August 31, 2020.Our provision for income taxes was $7.4 million for the six months ended August 31, 2021 compared to $14.4 million for the six months ended August 31, 2020. Our effective tax rate was 4.0% for the six months ended August 31, 2021, a decrease of 49.5%, compared to 53.5% for the six months ended August 31, 2020.

The decrease in the provision for income taxes and effective tax rate was primarily due to significant nondeductible mark-to-market losses associated with contingent liabilities and certain equity consideration liabilities related to the Business Combination as well as the impact to fiscal 2022 of losses attributable to our noncontrolling interest in our affiliate.

As of August 31, 2021 and February 28, 2021, total gross unrecognized tax benefits were $2.7 million. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of August 31, 2021 and February 28, 2021, the total amount of gross interest and penalties accrued was $0.3 million which is classified as other noncurrent liabilities in the Condensed Consolidated Balance Sheets.

22. Commitments and Contingencies

From time to time, we are subject to contingencies that arise in the ordinary course of business. We record an accrual for a contingency when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We do not currently believe the resolution of any such contingencies will have a material adverse effect upon our Condensed Consolidated Balance Sheets, Statements of Operations or Statements of Cash Flows.

23. Subsequent Events

On September 1, 2021, we completed the BluJay Acquisition. The BluJay Acquisition will be presented in our financial statements and results of operations during our fiscal third quarter of 2022. See Note 3, BluJay Acquisition for details.

On September 1, 2021, certain executives and senior management were granted an aggregate of 180,068 RSUs with a grant date fair value of $11.94 per share. All of these RSUs are service based which will vest ratably over a three-year period.

On September 10, 2021, 958,539 Common Units were converted into an equivalent number of Class A Common Stock.

On September 29, 2021, we borrowed $15.0 million under the 2021 Revolving Credit Facility.

On October 1, 2021, senior management and employees were granted an aggregate of 111,506 RSUs with a grant date fair value of $11.30 per share. All of these RSUs are service based which will vest ratably over a three-year period.

On October 11, 2021, 194,379 Common Units were converted into an equivalent number of Class A Common Stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This item contains a discussion of our business, including a general overview of our business, results of operations, liquidity and capital resources and quantitative and qualitative disclosures about market risk.

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

Overview

We are a leading provider of cloud-based, end-to-end SCM software. Our software combines networks, data and applications to provide a deeply embedded, mission-critical platform that allows customers to optimize their supply chain by accelerating growth, reducing costs, increasing visibility and driving improved resiliency. Given the mission-critical nature of our solutions, we maintain deep, long-term relationships with our customers, which is reflected by our gross retention and customer tenure.

Recent Events

On September 1, 2021, we completed the BluJay Acquisition with the issuance of 72,383,299 shares of Class A Common Stock to the BluJay Sellers and the payment of approximately $770 million of cash which includes the repayment of BluJay's debt facility. The total purchase consideration for the BluJay Acquisition was $1.6 billion.

In connection with the completion of the BluJay Acquisition, we secured $300 million in PIPE financing from institutional investors for the purchase of an aggregate of 28,909,022 shares of our Class A Common Stock. PIPE financing proceeds of $280 million were received in advance of the BluJay Acquisition and were recorded as a payable to sellers on our Condensed Consolidated Balance Sheet as of August 31, 2021. We also obtained a $380.0 million incremental term loan to our 2021 Term Loan and increased our 2021 Revolving Credit Facility by $80.0 million to $155.0 million. In addition, the letter of credit sublimit was increased from $15.0 million to $30.0 million upon completion of the BluJay Acquisition.

Additionally, the Investor Rights Agreement was amended and restated to add certain of BluJay's existing stockholders as parties, including certain affiliates of Francisco Partners and Temasek as well as include a six month lock-up period from September 1, 2021 through February 28, 2022 for certain equityholders of E2open and BluJay. The Investor Rights Agreement also provides Francisco Partners and Temasek the right to nominate one member each to our board of directors. Mr. Deep Shah and Mr. Martin Fichtner became new directors on September 1, 2021.

Results of Operations

The following table is our Condensed Consolidated Statements of Operations for the periods indicated:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
Revenue	$78,079	$81,817	$144,406	$164,941
Cost of revenue	(39,551)	(30,157)	(77,710)	(60,951)
Total gross profit	38,528	51,660	66,696	103,990

Operating Expenses
Research and development	16,208	14,356	31,909	28,987
Sales and marketing	11,174	11,992	23,688	24,302
General and administrative	13,401	9,861	27,118	19,625
Acquisition-related expenses	7,174	2,018	16,952	5,386
Amortization of acquired intangible assets	3,543	8,447	7,373	16,914
Total operating expenses	51,500	46,674	107,040	95,214
(Loss) income from operations	(12,972)	4,986	(40,344)	8,776
Interest and other expense, net	(6,332)	(16,308)	(11,235)	(35,680)
Change in tax receivable agreement liability	(637)	—	(3,136)	—
Gain (loss) from change in fair value of warrant liability	18,727	—	(41,216)	—
Loss from change in fair value of contingent consideration	(16,780)	—	(90,040)	—
Total other expenses	(5,022)	(16,308)	(145,627)	(35,680)
Loss before income taxes	(17,994)	(11,322)	(185,971)	(26,904)
Income tax expense	(5,994)	(6,218)	(7,372)	(14,388)
Net loss	(23,988)	$(17,540)	(193,343)	$(41,292)
Less: Net loss attributable to noncontrolling interest	(3,471)		(30,568)
Net loss attributable to E2open Parent Holdings, Inc.	$(20,517)		$(162,775)
Net loss attributable to E2open Parent Holdings, Inc. Class A common stockholders per share - diluted	$(0.11)		$(0.85)
Weighted-average common shares outstanding - diluted	195,148		191,099

Three Months Ended August 31, 2021 compared to Three Months Balance at August 31, 2020

Revenue

	Successor	Predecessor
	Three Months Ended	Three Months Ended
($ in thousands)	August 31, 2021	August 31, 2020	$ Change	% Change
Revenue:
Subscriptions	$61,725	$69,035	$(7,310)	-11%
Professional services	16,354	12,782	3,572	28%
Total revenue	$78,079	$81,817	$(3,738)	-5%
Percentage of revenue:
Subscriptions	79%	84%
Professional services	21%	16%
Total	100%	100%

Subscriptions revenue was $61.7 million for the three months ended August 31, 2021, a $7.3 million, or 11%, decrease compared to subscriptions revenue of $69.0 million for the three months ended August 31, 2020. The decrease in subscriptions revenue was primarily due to $14.2 million amortization of the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination, partially offset by new organic subscription sales predominantly driven by increases in products utilized across our current customer portfolio.

Professional services revenue was $16.4 million for the three months ended August 31, 2021, a $3.6 million, or 28%, increase compared to $12.8 million for the three months ended August 31, 2020. The increase was primarily related to new subscription sales in addition to customers delaying projects in fiscal year 2021 due to the COVID-19 pandemic resulting in favorable growth year over year.

Our subscriptions revenue as a percentage of total revenue decreased to 79% for the second quarter of fiscal year 2022 compared to 84% for the second quarter of fiscal 2021 driven primarily by amortizing the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination, in addition to the increase in professional services revenue.

Cost of Revenue, Gross Profit and Gross Margin

	Successor	Predecessor
	Three Months Ended	Three Months Ended
($ in thousands)	August 31, 2021	August 31, 2020	$ Change	% Change
Cost of revenue:
Subscriptions	$16,246	$14,860	$1,386	9%
Professional services	10,967	10,350	617	6%
Amortization of acquired intangible assets	12,338	4,947	7,391	nm
Total cost of revenue	$39,551	$30,157	$9,394	31%

Gross profit:
Subscriptions	$33,141	$49,227	$(16,086)	-33%
Professional services	5,387	2,433	2,954	nm
Total gross profit	$38,528	$51,660	$(13,132)	-25%

Gross margin:
Subscriptions	54%	71%
Professional services	33%	19%
Total gross margin	49%	63%

Cost of subscriptions was $16.2 million for the three months ended August 31, 2021, a $1.4 million, or 9%, increase compared to $14.9 million for the three months ended August 31, 2020. The increase was attributable to our subscriptions revenue growth excluding amortization of the fair value adjustment to deferred revenue and was related to an increase in personnel costs of 0.6 million and depreciation expense of $0.9 million related to capital expenditures for the expansion of our data centers.

Cost of professional services revenue was $11.0 million for the three months ended August 31, 2021, a $0.6 million, or 6%, increase compared to $10.4 million for the three months ended August 31, 2020. This increase was mainly related to a $0.9 million increase in personnel costs such as incentive compensation and salaries offset by $0.4 million savings from the reallocation of resources into major strategic product development efforts.

Amortization of acquired intangible assets was $12.3 million for the three months ended August 31, 2021, a $7.4 million increase compared to $4.9 million for the three months ended August 31, 2020, driven primarily by the revaluation and change in the composition of the intangible assets as part of the Business Combination in February 2021.

Our subscriptions gross margin was 54% in the second quarter of fiscal 2022 as compared to 71% for the second quarter of fiscal 2021 mainly due to lower subscriptions revenue in the current period as a direct result of amortizing the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination. Our professional services gross margin increased to 33% for second quarter of fiscal 2022 from 19% in the second quarter of fiscal 2021 primarily due to new subscription sales in addition to customers delaying projects in fiscal year 2021 due to the COVID-19 pandemic resulting in favorable growth year over year.

Research and Development

	Successor	Predecessor
	Three Months Ended	Three Months Ended
($ in thousands)	August 31, 2021	August 31, 2020	$ Change	% Change
Research and development	$16,208	$14,356	$1,852	13%
Percentage of revenue	21%	18%

Research and development expenses were $16.2 million for the three months ended August 31, 2021, a $1.9 million, or 13%, increase compared to $14.4 million in the prior year. The increase was due to major strategic partnership initiatives around product development efforts offset by the capitalization of software development costs during fiscal year 2022 which resulted in net increased personnel costs of $0.3 million and consulting expenses of $0.7 million. Additionally, there was an increase to share-based compensation expense of $0.2 million and depreciation expense of $0.5 million related to capital expenditures for software.

Sales and Marketing

	Successor	Predecessor
	Three Months Ended	Three Months Ended
($ in thousands)	August 31, 2021	August 31, 2020	$ Change	% Change
Sales and marketing	$11,174	$11,992	$(818)	-7%
Percentage of revenue	14%	15%

Sales and marketing expenses were $11.2 million for the three months ended August 31, 2021, a $0.8 million, or 7%, decrease compared to $12.0 million in the prior year. The variance is primarily driven by a $1.2 million decrease in deferred commissions amortization related to the revaluation of deferred commission as part of the Business Combination in February 2021 offset by an increase in share-based compensation of $0.3 million and travel and entertainment expenses of $0.1 million.

General and Administrative

	Successor	Predecessor
	Three Months Ended	Three Months Ended
($ in thousands)	August 31, 2021	August 31, 2020	$ Change	% Change
General and administrative	$13,401	$9,861	$3,540	36%
Percentage of revenue	17%	12%

General and administrative expenses were $13.4 million for the three months ended August 31, 2021, a $3.5 million, or 36%, increase compared to $9.9 million in the prior year. The increase was primarily attributable to us becoming a public company and incurring incremental headcount, insurance, consulting and software expenses of $2.6 million in recurring expenses and non-recurring expenses of $1.0 million. Additionally, normal operational expenses in personnel, bad debt, bank fees and other increased by $0.6 million. These expenses were partially offset by reductions in costs related to operating leases, depreciation, share-based compensation and recruiting expenses totaling $0.7 million.

Other Operating Expenses

	Successor	Predecessor
	Three Months Ended	Three Months Ended
($ in thousands)	August 31, 2021	August 31, 2020	$ Change	% Change
Acquisition and other related expenses	$7,174	$2,018	$5,156	nm
Amortization of acquired intangible assets	3,543	8,447	(4,904)	-58%
Total other operating expenses	$10,717	$10,465	$252	2%

Acquisition and other related expenses were $7.2 million for the three months ended August 31, 2021, a $5.2 million increase compared to $2.0 million for the three months ended August 31, 2020. The increase was mainly related to legal and consulting expenses associated with the BluJay Acquisition in fiscal 2022.

Amortization of acquired intangible assets were $3.5 million for the three months ended August 31, 2021, a $4.9 million, or 58%, decrease, compared to $8.4 million for the three months ended August 31, 2020. The decrease was a result of the revaluation and change in the composition of the intangible assets associated with the Business Combination in February 2021.

Interest and Other Expense, Net

	Successor	Predecessor
	Three Months Ended	Three Months Ended
($ in thousands)	August 31, 2021	August 31, 2020	$ Change	% Change
Interest and other expense, net	$(6,332)	$(16,308)	$9,976	-61%

Interest expense was $6.3 million for the three months ended August 31, 2021, a $10.0 million, or 61%, decrease compared to $16.3 million in the prior year. The decrease was primarily driven by the reduction in outstanding debt, as well as the associated interest rate on the debt refinanced in the Business Combination in February 2021.

Change in Tax Receivable Agreement

During the three months ended August 31, 2021, we recorded a $0.6 million expense related to the change in the fair value of the tax receivable agreement liability, including interest. Pursuant to ASC 805, Business Combination and relevant tax law, we calculated the fair value of the tax receivable agreement payments and identified the timing of the utilization of the tax attributes. The tax receivable agreement liability, related to exchanges as of the Business Combination date, is revalued at the end of each reporting period with the gain or loss as well as the associated interest reflected in change in tax receivable agreement liability in the Condensed Consolidated Statements of Operations in the period in which the event occurred. We did not have a tax receivable agreement prior to the Business Combination.

Gain from Change in Fair Value of Warrant Liability

We recorded a gain of $18.7 million during the three months ended August 31, 2021 for the change in fair value on the revaluation of our warrant liability associated with our public, private placement and forward purchase warrants. We are required to revalue the warrants at the end of each reporting period and reflect in the Condensed Consolidated Statements of Operations a gain or loss from the change in fair value of the warrant liability in the period in which the change occurred. We did not have outstanding warrants prior to the Business Combination.

Loss from Change in Fair Value of Contingent Consideration

We recorded a loss of $16.8 million during the three months ended August 31, 2021 for the change in fair value on the revaluation of our contingent consideration associated with our restricted Series B-1 and B-2 common stock and Sponsor Side Letter. We are required to revalue the contingent consideration at the end of each reporting period or upon conversion and reflect in the Condensed Consolidated Statements of Operations a gain or loss from the change in fair value of the contingent consideration in the period in which the change occurred. The Series B-1 common stock converted into Class A Common Stock on June 8, 2021. We did not have restricted Series B-1 and B-2 common stock prior to the Business Combination.

Provision for Income Taxes

	Successor	Predecessor
	Three Months Ended	Three Months Ended
($ in thousands)	August 31, 2021	August 31, 2020	$ Change	% Change
Loss before income taxes	$(17,994)	$(11,322)	$(6,672)	59%
Income tax expense	(5,994)	(6,218)	224	-4%

Loss before income taxes was $18.0 million for the three months ended August 31, 2021, a $6.7 million increase compared to $11.3 million for the three months ended August 31, 2020. This increase is primarily related to a loss of $16.8 million associated with the fair value adjustments for the contingent consideration liability related to the Sponsor Side Letter and restricted Series B-1 and B-2 common stock along with the $14.2 million amortization of the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination. These expenses were partially offset by a gain of $18.7 million for the fair value adjustments for the warrant liability and $10.0 million of lower interest expense in the first quarter of fiscal 2022 compared to the same period of the prior year.

Income tax expense was $6.0 million for the three months ended August 31, 2021 compared to $6.2 million for the three months ended August 31, 2020. The effective tax rate was 33.3% for the three months ended August 31, 2021, compared to 54.9%, for the three months ended August 31, 2020. The overall change in the effective tax rate was primarily due to significant nondeductible mark-to-market losses associated with contingent liabilities and certain equity consideration liabilities related to the Business Combination as well as the impact of losses attributable to our noncontrolling interest in our affiliate.

Six Months Ended August 31, 2021 compared to Six Months Ended August 31, 2020

Revenue

	Successor	Predecessor
	Six Months Ended	Six Months Ended
($ in thousands)	August 31, 2021	August 31, 2020	$ Change	% Change
Revenue:
Subscriptions	$112,759	$138,639	$(25,880)	-19%
Professional services	31,647	26,302	5,345	20%
Total revenue	$144,406	$164,941	$(20,535)	-12%
Percentage of revenue:
Subscriptions	78%	84%
Professional services	22%	16%
Total	100%	100%

Subscriptions revenue was $112.8 million for the six months ended August 31, 2021, a $25.9 million, or 19%, decrease compared to subscriptions revenue of $138.6 million for the six months ended August 31, 2020. The decrease in subscriptions revenue was primarily due to $36.7 million amortization of the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination, partially offset by new organic subscription sales predominantly driven by increases in products utilized across our current customer portfolio.

Professional services revenue was $31.6 million for the six months ended August 31, 2021, a $5.3 million, or 20%, increase compared to $26.3 million for the six months ended August 31, 2020. The increase was primarily related to new subscription sales in addition to customers delaying projects in fiscal year 2021 due to the COVID-19 pandemic resulting in favorable growth year over year.

Our subscriptions revenue as a percentage of total revenue decreased to 78% for the second quarter of fiscal year 2022 compared to 84% for the second quarter of fiscal 2021 driven primarily by amortizing the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination, in addition to the increase in professional services revenue.

Cost of Revenue, Gross Profit and Gross Margin

	Successor	Predecessor
	Six Months Ended	Six Months Ended
($ in thousands)	August 31, 2021	August 31, 2020	$ Change	% Change
Cost of revenue:
Subscriptions	$32,754	$28,998	$3,756	13%
Professional services	21,107	21,445	(338)	-2%
Amortization of acquired intangible assets	23,849	10,508	13,341	nm
Total cost of revenue	$77,710	$60,951	$16,759	27%

Gross profit:
Subscriptions	$56,156	$99,132	$(42,976)	-43%
Professional services	10,540	4,858	5,682	nm
Total gross profit	$66,696	$103,990	$(37,294)	-36%

Gross margin:
Subscriptions	50%	72%
Professional services	33%	18%
Total gross margin	46%	63%

Cost of subscriptions was $32.8 million for the six months ended August 31, 2021, a $3.8 million, or 13%, increase compared to $29.0 million for the six months ended August 31, 2020. The increase was attributable to our subscriptions revenue growth, excluding amortization of the fair value adjustment to deferred revenue, and was related to an increase in personnel costs of $1.4 million, hosting and software costs of $0.3 million and depreciation expense of $2.2 million related to capital expenditures for the expansion of our data centers.

Cost of professional services revenue was $21.1 million for the six months ended August 31, 2021, a $0.3 million, or 2%, decrease compared to $21.4 million for the six months ended August 31, 2020. This decrease mainly relates to a $0.2 million decline in travel and entertainment expenses and $0.8 million savings from the reallocation of resources into major strategic product development efforts. These decreases were offset by a $0.6 million increase in personnel costs such as incentive compensation and salaries.

Amortization of acquired intangible assets was $23.8 million for the six months ended August 31, 2021, a $13.3 million increase compared to $10.5 million for the six months ended August 31, 2020, driven primarily by the revaluation and change in the composition of the intangible assets as part of the Business Combination in February 2021.

Our subscriptions gross margin was 50% in the second quarter of fiscal 2022 as compared to 72% for the second quarter of fiscal 2021 mainly due to lower subscriptions revenue in the current period as a direct result of amortizing the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination. Our professional services gross margin increased to 33% for the first six months of fiscal 2022 from 18% in the first six months of fiscal 2021, primarily due to new subscription sales in addition to customer delaying projects in fiscal year 2021 due to the COVID-19 pandemic resulting in favorable growth year over year.

Research and Development

	Successor	Predecessor
	Six Months Ended	Six Months Ended
($ in thousands)	August 31, 2021	August 31, 2020	$ Change	% Change
Research and development	$31,909	$28,987	$2,922	10%
Percentage of revenue	22%	18%

Research and development expenses were $31.9 million for the six months ended August 31, 2021, a $2.9 million, or 10%, increase compared to $29.0 million in the prior year. The increase was due to major strategic partnership initiatives around product development efforts offset by the capitalization of software development costs during fiscal year 2022 which resulted in net increase personnel costs of $0.8 million, consulting expenses of $1.1 million, depreciation expense of $1.1 million related to capital expenditures for software and share-based compensation of $0.4 million. These expense were partially offset by lower accelerated deferred compensation expense related to Amber Road.

Sales and Marketing

	Successor	Predecessor
	Six Months Ended	Six Months Ended
($ in thousands)	August 31, 2021	August 31, 2020	$ Change	% Change
Sales and marketing	$23,688	$24,302	$(614)	-3%
Percentage of revenue	16%	15%

Sales and marketing expenses were $23.7 million for the six months ended August 31, 2021, a $0.6 million, or 3%, decrease compared to $24.3 million in the prior year. The variance is primarily driven by a $1.6 million decrease in deferred commission amortization related to the revaluation of deferred commissions as part of the Business Combination in February 2021. This decrease was partially offset by an increase in marketing expense of $0.5 million and share-based compensation of $0.4 million.

General and Administrative

	Successor	Predecessor
	Six Months Ended	Six Months Ended
($ in thousands)	August 31, 2021	August 31, 2020	$ Change	% Change
General and administrative	$27,118	$19,625	$7,493	38%
Percentage of revenue	19%	12%

General and administrative expenses were $27.1 million for the six months ended August 31, 2021, a $7.5 million, or 38%, increase compared to $19.6 million in the prior year. The increase was primarily attributable to us becoming a public company and incurring incremental headcount, insurance, consulting and software expenses of $5.4 million in recurring expenses and non-recurring expenses of $2.4 million. Additionally, normal operational expenses in personnel, consulting, bad debt and bank fees increased by $0.8 million. These increases were partially offset by reductions in costs related to operating leases, depreciation and recruiting expense totaling $1.4 million.

Other Operating Expenses

	Successor	Predecessor
	Six Months Ended	Six Months Ended
($ in thousands)	August 31, 2021	August 31, 2020	$ Change	% Change
Acquisition and other related expenses	$16,952	$5,386	$11,566	nm
Amortization of acquired intangible assets	7,373	16,914	(9,541)	-56%
Total other operating expenses	$24,325	$22,300	$2,025	9%

Acquisition and other related expenses were $17.0 million for the six months ended August 31, 2021, a $11.6 million increase compared to $5.4 million for the six months ended August 31, 2020. The increase was mainly related to legal and consulting expenses associated with the acquisition of BluJay in fiscal 2022.

Amortization of acquired intangible assets were $7.4 million for the six months ended August 31, 2021, a $9.5 million, or 56%, decrease, compared to $16.9 million for the six months ended August 31, 2020. The decrease was a result of the revaluation and change in the composition of the intangible assets associated with the Business Combination in February 2021.

Interest and Other Expense, Net

	Successor	Predecessor
	Six Months Ended	Six Months Ended
($ in thousands)	August 31, 2021	August 31, 2020	$ Change	% Change
Interest and other expense, net	$(11,235)	$(35,680)	$24,445	-69%

Interest expense was $11.2 million for the three months ended August 31, 2021, a $24.4 million, or 69%, decrease compared to $35.7 million in the prior year. The decrease was primarily driven by the reduction in outstanding debt, as well as the associated interest rate on the debt refinanced in the Business Combination in February 2021.

Change in Tax Receivable Agreement

During the six months ended August 31, 2021, we recorded a $3.1 million expense related to the change in the fair value of the tax receivable agreement liability under ASC 805, including interest. We have calculated the fair value of the tax receivable agreement payments and identified the timing of the utilization of the tax attributes. The tax receivable agreement liability, related to exchanges as of the Business Combination date, is revalued at the end of each reporting period with the gain or loss as well as the associated interest reflected in change in tax receivable agreement liability in the Condensed Consolidated Statements of Operations in the period in which the event occurred. We did not have a tax receivable agreement prior to the Business Combination.

In addition, under ASC 450, transactions with partnership unit holders after the acquisition date will result in additional Tax Receivable Agreement liabilities that are recorded on a gross undiscounted basis. The increase in the Tax Receivable Agreement liability under ASC 450 for the six months ended August 31, 2021 was $10.1 million.

Loss from Change in Fair Value of Warrant Liability

We recorded a loss of $41.2 million during the six months ended August 31, 2021 for the change in fair value on the revaluation of our warrant liability associated with our public, private placement and forward purchase warrants. We are required to revalue the warrants at the end of each reporting period and reflect in the Condensed Consolidated Statements of Operations a gain or loss from the change in fair value of the warrant liability in the period in which the change occurred. We did not have outstanding warrants prior to the Business Combination.

Loss from Change in Fair Value of Contingent Consideration

We recorded a loss of $90.0 million during the six months ended August 31, 2021 for the change in fair value on the revaluation of our contingent consideration associated with our restricted Series B-1 and B-2 common stock and Sponsor Side Letter. We are required to revalue the contingent consideration at the end of each reporting period or upon conversion and reflect in the Condensed Consolidated Statements of Operations a gain or loss from the change in fair value of the contingent consideration in the period in which the change occurred. The Series B-1 common stock converted into Class A Common Stock on June 8, 2021. We did not have restricted Series B-1 and B-2 common stock prior to the Business Combination.

Provision for Income Taxes

	Successor	Predecessor
	Six Months Ended	Six Months Ended
($ in thousands)	August 31, 2021	August 31, 2020	$ Change	% Change
Loss before income taxes	$(185,971)	$(26,904)	$(159,067)	nm
Income tax expense	(7,372)	(14,388)	7,016	-49%

Loss before income taxes was $186.0 million for the six months ended August 31, 2021, a $159.0 million increase compared to $26.9 million for the six months ended August 31, 2020. This increase is primarily related to a loss of $41.2 million for the fair value adjustments for the warrant liability and $90.0 million associated with the fair value adjustments for the contingent consideration liability related to the Sponsor Side Letter and restricted Series B-1 and B-2 common stock along with the $36.7 million amortization of the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination. These expenses were partially offset by $24.4 million of lower interest expense in the first half of fiscal 2022 compared to the same period of the prior year.

Income tax expense was $7.4 million for the six months ended August 31, 2021 compared to $14.4 million for the six months ended August 31, 2020. The effective tax rate was 4.0% for the six months ended August 31, 2021, compared to 53.5%, for the six months ended August 31, 2020. The overall change in the effective tax rate was primarily due to significant nondeductible mark-to-market losses associated with contingent liabilities and certain equity consideration liabilities related to the Business Combination as well as the impact of losses attributable to our noncontrolling interest in our affiliate.

Non-GAAP Financial Measures

We have included below Non-GAAP revenue, Non-GAAP subscriptions revenue, Non-GAAP gross profit, Non-GAAP gross margin and Adjusted EBITDA, which are non-GAAP performance measures that we use to supplement our results presented in accordance with U.S. GAAP. We believe these non-GAAP measures are useful in evaluating our operating performance, as they are similar to measures reported by our public competitors and are regularly used by security analysts, institutional investors and other interested parties in analyzing operating performance and prospects. These non-GAAP measures are not intended to be a substitute for any U.S. GAAP financial measure and, as calculated, may not be comparable to other similarly titled measures of performance of other companies in other industries or within the same industry.

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

The table below presents our Non-GAAP revenue reconciled to our reported revenue, the closest U.S. GAAP measure, for the periods indicated:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
Total revenue	$78,079	$81,817	$144,406	$164,941
Business Combination adjustment (1)	14,203	—	36,705	—
Non-GAAP revenue	$92,282	$81,817	$181,111	$164,941

(1)
Amortization of the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination.

The table below presents our Non-GAAP subscriptions revenue reconciled to our reported subscriptions revenue, the closest U.S. GAAP measure, for the periods indicated:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
Subscriptions revenue	$61,725	$69,035	$112,759	$138,639
Business Combination adjustment (1)	14,203	—	36,705	—
Non-GAAP subscriptions revenue	$75,928	$69,035	$149,464	$138,639

(1)
Amortization of the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination.

The table below presents our Non-GAAP gross profit reconciled to our reported gross profit, the closest U.S. GAAP measure, for the periods indicated:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
Gross profit
Reported gross profit	$38,528	$51,660	$66,696	$103,990
Business Combination adjustment (1)	14,203	—	36,705	—
Depreciation and amortization	14,943	6,628	29,052	13,379
Non-recurring/non-operating costs (2)	242	74	584	204
Share-based and unit-based compensation (3)	210	116	530	286
Non-GAAP gross profit	$68,126	$58,478	$133,567	$117,859
Gross margin	49.3%	63.1%	46.2%	63.0%
Non-GAAP gross margin	73.8%	71.5%	73.7%	71.5%

(1)
Amortization of the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination.
(2)
Primarily includes foreign currency exchange gain and losses and other non-recurring expenses such as systems integrations, legal entity simplification, advisory fees and expenses related to retention of key employees from acquisitions.

(3)
Reflects non-cash, long-term share-based and unit-based compensation expense, primarily related to senior management.

The table below presents our Adjusted EBITDA reconciled to our net loss, the closest U.S. GAAP measure, for the periods indicated:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
Net loss	$(23,988)	$(17,540)	$(193,343)	$(41,292)
Adjustments:
Interest expense, net	6,043	17,222	12,180	36,025
Income tax expense	5,994	6,218	7,372	14,388
Depreciation and amortization	20,795	16,888	41,000	33,866
EBITDA	8,844	22,788	(132,791)	42,987
EBITDA Margin	11.3%	27.9%	-92.0%	26.1%
Business Combination adjustment (1)	14,203	—	36,705	—
Acquisition-related adjustments (2)	7,174	2,018	16,952	5,386
Change in tax receivable agreement liability (3)	637	—	3,136	—
Loss from change in fair value of warrant liability (4)	(18,727)	—	41,216	—
Loss from change in fair value of contingent consideration (5)	16,780	—	90,040	—
Non-recurring/non-operating costs (6)	2,052	(691)	2,499	419
Share-based and unit-based compensation (7)	2,537	2,036	4,934	4,321
Adjusted EBITDA	$33,500	$26,151	$62,691	$53,113
Adjusted EBITDA Margin	36.3%	32.0%	34.6%	32.2%

(1)
Amortization of the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination.
(2)
Primarily includes advisory, consulting, accounting and legal expenses incurred in connection with mergers and acquisitions activities, including related valuation, negotiation and integration costs and capital-raising activities, including costs related to the acquisition of Amber Road, Inc., the Business Combination and the BluJay Acquisition.
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
(7)
Reflects non-cash, long-term share-based and unit-based compensation expense, primarily related to senior management.

Three Months Ended August 31, 2021 compared to Three Months Ended August 31, 2020

Non-GAAP Revenue

	Successor	Predecessor
	Three Months Ended	Three Months Ended
($ in thousands)	August 31, 2021	August 31, 2020	$ Change	% Change
Non-GAAP revenue	$92,282	$81,817	$10,465	13%

Non-GAAP revenue was $92.3 million for the three months ended August 31, 2021, a $10.5 million, or 13%, increase compared to $81.8 million for the three months ended August 31, 2020. The increase in Non-GAAP revenue was mainly due to the $6.9 million increase in our subscriptions revenue related to new organic sales driven by increases in products utilized across our current customer portfolio. Additionally, $3.6 million of the increase was due to an increase in our professional services revenue primarily related to new subscription sales in addition to customers delaying projects in fiscal year 2021 due to the COVID-19 pandemic resulting in favorable growth year over year.

Non-GAAP Subscriptions Revenue

	Successor	Predecessor
	Three Months Ended	Three Months Ended
($ in thousands)	August 31, 2021	August 31, 2020	$ Change	% Change
Non-GAAP subscriptions revenue	$75,928	$69,035	$6,893	10%

Non-GAAP subscriptions revenue was $75.9 million for the three months ended August 31, 2021, a $6.9 million, or 10%, increase compared to $69.0 million for the three months ended August 31, 2020. The increase in Non-GAAP subscriptions revenue relates to new organic subscription sales predominately driven by increases in products utilized across our customer portfolio alongside strategic partnership initiatives.

Gross Profit

	Successor	Predecessor
	Three Months Ended	Three Months Ended
($ in thousands)	August 31, 2021	August 31, 2020	$ Change	% Change
Gross profit	$38,528	$51,660	$(13,132)	-25%
Gross margin	49.3%	63.1%

Gross profit was $38.5 million for the three months ended August 31, 2021, a $13.1 million, or 25%, decrease compared to $51.7 million for three months ended August 31, 2020. The decrease in gross profit was primarily due to the $14.2 million amortization of the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination. Gross margin was 49% for the second quarter of fiscal 2022 compared to 63% for the second quarter of fiscal 2021.

Non-GAAP Gross Profit

	Successor	Predecessor
	Three Months Ended	Three Months Ended
($ in thousands)	August 31, 2021	August 31, 2020	$ Change	% Change
Non-GAAP gross profit	$68,126	$58,478	$9,648	16%
Non-GAAP gross margin	73.8%	71.5%

Non-GAAP gross profit was $68.1 million for the three months ended August 31, 2021, a $9.6 million, or 16%, increase compared to $58.5 million for the three months ended August 31, 2020. The increase in adjusted gross profit was due to increase in Non-GAAP subscriptions revenue and professional services revenue as discussed above in alignment with scaling costs. The Non-GAAP gross margin increased to 74% for the second quarter of fiscal 2022 from 72% for the second quarter of fiscal 2021.

EBITDA

	Successor	Predecessor
	Three Months Ended	Three Months Ended
($ in thousands)	August 31, 2021	August 31, 2020	$ Change	% Change
EBITDA	$8,844	$22,788	$(13,944)	-61%
EBITDA margin	11.3%	27.9%

EBITDA was $8.8 million for the three months ended August 31, 2021, a $13.9 million decrease compared to $22.8 million for three months ended August 31, 2020. EBITDA margins decreased to 11% for the second quarter of fiscal 2022 compared to 28% in the prior year. The decrease in EBITDA and EBITDA margin was primarily related to the $14.2 million amortization of the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination and loss of $16.8 million associated with the fair value adjustment for the contingent consideration liability related to the Sponsor Side Letter and restricted Series B-1 and B-2 common stock, partially offset by the gain of $18.7 million for the fair value adjustment for the warrant liability.

Adjusted EBITDA

	Successor	Predecessor
	Three Months Ended	Three Months Ended
($ in thousands)	August 31, 2021	August 31, 2020	$ Change	% Change
Adjusted EBITDA	$33,500	$26,151	$7,349	28%
Adjusted EBITDA margin	36.3%	32.0%

Adjusted EBITDA was $33.5 million for the three months ended August 31, 2021, a $7.3 million, or 28%, increase compared to $26.2 million for the three months ended August 31, 2020. Adjusted EBITDA margin increased to 36% for the second quarter of fiscal 2022 compared to 32% for the second quarter of fiscal 2021. The increase in Adjusted EBITDA and Adjusted EBITDA margins were primarily due to organic revenue growth and additional cost scaling.

Six Months Ended August 31, 2021 compared to Six Months Ended August 31, 2020

Non-GAAP Revenue

	Successor	Predecessor
	Six Months Ended	Six Months Ended
($ in thousands)	August 31, 2021	August 31, 2020	$ Change	% Change
Non-GAAP revenue	$181,111	$164,941	$16,170	10%

Non-GAAP revenue was $181.1 million for the six months ended August 31, 2021, a $16.2 million, or 10%, increase compared to $164.9 million for the six months ended August 31, 2020. The increase in Non-GAAP revenue was mainly due to the $10.8 million increase in our subscriptions revenue related to new organic sales driven by increases in products utilized across our current customer portfolio. Additionally, $5.3 million of the increase was due to an increase in our professional services revenue primarily related to new subscription sales in addition to customers delaying projects in fiscal year 2021 due to the COVID-19 pandemic resulting in favorable growth year over year.

Non-GAAP Subscriptions Revenue

	Successor	Predecessor
	Six Months Ended	Six Months Ended
($ in thousands)	August 31, 2021	August 31, 2020	$ Change	% Change
Non-GAAP subscriptions revenue	$149,464	$138,639	$10,825	8%

Non-GAAP subscriptions revenue was $149.5 million for the six months ended August 31, 2021, a $10.8 million, or 8%, increase compared to $138.6 million for the six months ended August 31, 2020. The increase in Non-GAAP subscriptions revenue relates to new organic subscription sales predominately driven by increases in products utilized across our customer portfolio alongside strategic partnership initiatives.

Gross Profit

	Successor	Predecessor
	Six Months Ended	Six Months Ended
($ in thousands)	August 31, 2021	August 31, 2020	$ Change	% Change
Gross profit	$66,696	$103,990	$(37,294)	-36%
Gross margin	46.2%	63.0%

Gross profit was $66.7 million for the six months ended August 31, 2021, a $37.3 million, or 36%, decrease compared to $104.0 million for six months ended August 31, 2020. The decrease in gross profit was primarily due to the $36.7 million amortization of the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination. Gross margin was 46% for the first six months of fiscal 2022 compared to 63% for the first six months of fiscal 2021.

Non-GAAP Gross Profit

	Successor	Predecessor
	Six Months Ended	Six Months Ended
($ in thousands)	August 31, 2021	August 31, 2020	$ Change	% Change
Non-GAAP gross profit	$133,567	$117,859	$15,708	13%
Non-GAAP gross margin	73.7%	71.5%

Non-GAAP gross profit was $133.6 million for the six months ended August 31, 2021, a $15.7 million, or 13%, increase compared to $117.9 million for the six months ended August 31, 2020. The increase in adjusted gross profit was due to increase in Non-GAAP subscriptions revenue and professional services revenue as discussed above in alignment with scaling costs. The Non-GAAP gross margin increased to 74% for the first six months of fiscal 2022 from 72% for the first six months of fiscal 2021.

EBITDA

	Successor	Predecessor
	Six Months Ended	Six Months Ended
($ in thousands)	August 31, 2021	August 31, 2020	$ Change	% Change
EBITDA	$(132,791)	$42,987	$(175,778)	nm
EBITDA margin	-92.0%	26.1%

EBITDA was a loss of $132.8 million for the six months ended August 31, 2021, a $175.8 million decrease compared to $43.0 million for the six months ended August 31, 2020. EBITDA margins decreased to a negative 92% for the first six months of fiscal 2022 compared to 26% in the prior year. The decrease in EBITDA and EBITDA margin was primarily related to the $36.7 million amortization of the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination, a loss of $41.2 million for the fair value adjustment for the warrant liability and a loss of $90.0 million associated with the fair value adjustment for the contingent consideration liability related to the Sponsor Side Letter and restricted Series B-1 and B-2 common stock.

Adjusted EBITDA

	Successor	Predecessor
	Six Months Ended	Six Months Ended
($ in thousands)	August 31, 2021	August 31, 2020	$ Change	% Change
Adjusted EBITDA	$62,691	$53,113	$9,578	18%
Adjusted EBITDA margin	34.6%	32.2%

Adjusted EBITDA was $62.7 million for the six months ended August 31, 2021, a $9.6 million, or 18%, increase compared to $53.1 million for the six months ended August 31, 2020. Adjusted EBITDA margin increased to 35% for the first six months of fiscal 2022 compared to 32% for the first six months of fiscal 2021. The increase in Adjusted EBITDA and Adjusted EBITDA margins were primarily due to organic revenue growth and additional cost scaling.

Liquidity and Capital Resources

We measure liquidity in terms of our ability to fund the cash requirements of our business operations, including working capital, capital expenditure needs, contractual obligations and other commitments, with cash flows from operations and other sources of funding. Current working capital needs relate mainly to employee compensation and benefits as well as interest and debt. Our ability to expand and grow our business will depend on many factors, including working capital needs and the evolution of our operating cash flows.

We had $473.1 million in cash and cash equivalents, including $280.0 million of PIPE financing proceeds for the BluJay Acquisition, and $75.0 million of unused borrowing capacity under our 2021 Revolving Credit Facility as of August 31, 2021. See Note 9, Notes Payable to the Notes to the Unaudited Condensed Consolidated Financial Statements. We believe our existing cash and cash equivalents, cash provided by operating activities and, if necessary, the borrowing capacity under our 2021 Revolving Credit Facility will be sufficient to meet our working capital, debt repayment and capital expenditure requirements for at least the next twelve months. See Note 3, BluJay Acquisition to the Notes to the Unaudited Condensed Consolidated Financial Statements for the additional equity and debt financing related to the purchase of BluJay, which included increasing the 2021 Revolving Credit Facility by $80.0 million to a total of $155.0 million on September 1, 2021.

In the future, we may enter into arrangements to acquire or invest in complementary businesses. To facilitate these acquisitions or investments, we may seek additional equity or debt financing.

Debt

2021 Term Loan and Revolving Credit Facility

On February 4, 2021, as part of the Business Combination, E2open, LLC entered into the 2021 Term Loan for $525.0 million and the 2021 Revolving Credit Facility for $75.0 million. The 2021 Term Loan will mature on February 4, 2028, while the revolver will mature on February 4, 2026. The 2021 Term Loan has a variable interest rate which was 3.75% and 3.69% as of August 31, 2021 and February 28, 2021, respectively. Principal payments of $1.3 million are due on the last day of each February, May, August and November commencing August 2021. As of August 31, 2021 and February 28, 2021, the 2021 Term Loan had a principal balance outstanding of $523.7 million and $525.0 million, respectively, and there were no amounts drawn on the revolver.

On September 1, 2021 as part of the BluJay Acquisition, the 2021 Term Loan was increased by $380.0 million and the 2021 Revolving Credit Facility was increased by $80.0 million to $155.0 million. On September 29, 2021, we borrowed $15.0 million under the 2021 Revolving Credit Facility for daily operating activities. There were no amounts drawn on the revolver prior to September 29, 2021.

Cash Flows

The following table presents net cash from operating, investing and financing activities:

	Successor	Predecessor
	Six Months Ended	Six Months Ended
($ in thousands)	August 31, 2021	August 31, 2020
Net cash provided by operating activities	$41,484	$41,986
Net cash used in investing activities	(17,372)	(7,762)
Net cash used in financing activities	253,276	(20,332)
Effect of exchange rate changes on cash and cash equivalents	(1,244)	(448)
Net increase in cash, cash equivalents and restricted cash	276,144	13,444
Cash, cash equivalents and restricted cash at beginning of period	207,542	48,428
Cash, cash equivalents and restricted cash at end of period	$483,686	$61,872

Six Months Ended August 31, 2021 compared to Six Months Ended August 31, 2020

As of August 31, 2021, our consolidated cash, cash equivalents and restricted cash was $473.1 million, a $278.4 million increase from our balance of $194.7 million as of February 28, 2021.

Net cash provided by operating activities for the six months ended August 31, 2021 was $41.5 million compared to $42.0 million for the six months ended August 31, 2020. The $0.5 million decrease in cash was primarily driven by expenses related to the BluJay Acquisition offset by $8.4 million additional cash provided by working capital during the first six months of fiscal 2022 compared to the first six months of fiscal 2021.

Net cash used in investing activities was $17.4 million and $7.8 million for the six months ended August 31, 2021 and 2020, respectively. The use of cash for both periods was primarily driven by the acquisition of property and software related to our data centers.

Net cash provided by financing activities for the six months ended August 31, 2021 was $253.3 million compared to net cash used of $20.3 million for six months ended August 31, 2020. The increase in cash provided by financing activities was mainly due to the PIPE investment proceeds received in advance of the BluJay Acquisition of $280.0 million. During the first six months of fiscal 2021 we received $1.8 million of proceeds from the sale of membership units . There were no sales of units or stock during the first six months of fiscal 2022. The net repayment of debt was $19.7 million in fiscal 2021 compared to $1.6 million in fiscal 2022. The repayment of financing lease obligations was $3.5 million higher in fiscal 2022 than in fiscal 2021. Additionally, we paid $2.5 million for the repurchase of common stock to pay withholding taxes and $16.8 million for the repurchase of Common Units upon conversion in fiscal year 2022.

Tax Receivable Agreement

Concurrently with the completion of the Business Combination, we entered into the Tax Receivable Agreement with certain selling equity holders of E2open Holdings. Pursuant to the Tax Receivable Agreement, we will pay certain sellers, as applicable, 85% of the tax savings that we realize from increases in the tax basis in E2open Holdings’ assets as a result of the sale of E2open Holdings’ equity interests, the future exchange of the Common Units for shares of Class A Common Stock (or cash), certain pre-existing tax attributes of certain sellers and certain other tax benefits related to entering into the Tax Receivable Agreement including tax benefits attributable to payments under the Tax Receivable Agreement. The term of the Tax Receivable Agreement will continue until all such tax benefits have been utilized or expired unless we exercise our right to terminate the Tax Receivable Agreement for an amount representing the present value of anticipated future tax benefits under the Tax Receivable Agreement or certain other acceleration events occur. We will retain the benefit of the remaining 15% of these cash savings.

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

The liability related to the Tax Receivable Agreement was $63.3 million as of August 31, 2021, consisting of Tax Receivable liabilities recorded under ASC 805 of $53.2 million and $10.1 million under ASC 450, assuming (1) a constant corporate tax rate of 24.1%, (2) no dispositions of corporate subsidiaries, (3) no material changes in tax law and (4) we do not elect an early termination of the Tax Receivable Agreement. However, due to the uncertainty of various factors, including: (a) the timing and value of future exchanges, (b) the amount and timing of our future taxable income, (c) changes in our tax rate, (d) no future dispositions of any corporate stock and (e) changes in the tax law, the likely tax savings we will realize and the resulting amounts we are likely to pay to the E2open Sellers pursuant to the Tax Receivable Agreement are uncertain. Additionally, interest will accrue on the portion of the Tax Receivable Agreement liability recorded under ASC 805 at a rate of LIBOR plus 100 basis points. The portion of the Tax Receivable Agreement liability under ASC 450 is recorded on a gross undiscounted basis.

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

In addition, if we exercise our right to terminate the Tax Receivable Agreement or certain other acceleration events occur, we are required to make immediate cash payments. Such cash payments will be equal to the present value of the assumed future realized tax benefits based on a set of assumptions and using an agreed upon discount rate, as defined in the Tax Receivable Agreement. The early termination payment may be made significantly in advance of the actual realization, if any, of those future tax benefits. Such payments will be calculated based on certain assumptions, including that we have sufficient taxable income to utilize the full amount of any tax benefits subject to the Tax Receivable Agreement over the period specified therein. The payments that we would be required to make will generally reduce the amount of the overall cash flow that might have otherwise been available to us, but we expect the cash tax savings we will realize from the utilization of the related tax benefits will exceed the amount of any required payments.

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

Conversion of Contingent Consideration

The contingent consideration liability was $65.8 million and $150.8 million as of August 31, 2021 and February 28, 2021, respectively. The fair value remeasurements resulted in a gain of $18.7 million and a loss of $41.2 million for the three and six months ended August 31, 2021, respectively. There was no gain or loss for the three and six months ended August 31, 2020 as the contingent consideration liability was not recorded until February 4, 2021. The contingent liability represents the Series B-1 common stock, Series B-2 common stock, Series 1 RCUs and Series 2 RCUs.

As of June 8, 2021, the Series B-1 common stock and Series 1 RCUs were no longer reflected as a contingent consideration liability as the 5-day VWAP of our Class A Common Stock exceeded $13.50 per share. This triggering event resulted in the 8,120,273 Series B-1 common stock converting into Class A Common Stock and 4,379,557 Series 1 RCUs becoming 4,379,557 Common Units of E2open Holdings along with entitling the holders of the newly vested common units to 4,379,557 shares of Class V Common Stock.

Leases

Effective March 1, 2021, we began accounting for leases in accordance with ASC 842, Leases, which requires lessees to recognize lease liabilities and ROU assets on the balance sheet for contracts that provide lessees with the right to control the use of identified assets for periods of greater than 12 months. Upon adoption of ASC 842, we recognized an operating lease liability of $23.0 million, a ROU operating asset of $22.4 million and no change to retained earnings.

Our non-cancelable operating leases for our office spaces have various expiration dates through August 2029. Under these leases, our undiscounted future cash flows utilized in the calculation of the lease liabilities as of August 31, 2021 were: $2.8 million for September 1, 2021 through February 28, 2022, $5.0 million for fiscal 2023, $4.2 million for fiscal 2024, $3.1 million for fiscal 2025, $2.4 million for fiscal 2026 and $4.6 million thereafter. These numbers include interest of $2.4 million.

Our non-cancelable financing lease arrangements relate to software and computer equipment and have various expiration dates through August 2024. We have the right to purchase the software and computer equipment anytime during the lease or upon lease completion. Under these leases, our undiscounted future cash flows utilized in the calculation of the lease liabilities as of August 31, 2021 were: $0.6 million for September 1, 2021 through February 28, 2022, $2.3 million for fiscal 2023 and $2.1 million for fiscal 2024. These numbers include interest of $0.4 million.

Off-Balance Sheet Arrangements

We are responsible for reimbursement of outstanding obligations related to any letters of credit issued under our $15.0 million available letters of credit accessible under our $75.0 million 2021 Revolving Credit Facility. We do not have any other material off-balance sheet arrangements or contingent commitments. There were no outstanding letters of credit or borrowings under the 2021 Revolving Credit Facility as of August 31, 2021 and February 28, 2021.

On September 1, 2021, the 2021 Revolving Credit Facility was increased by $80.0 million to $155.0 million and the letter of credit sublimit was increased from $15.0 million to $30.0 million upon completion of the BluJay Acquisition. On September 29, 2021, we borrowed $15.0 million under the 2021 Revolving Credit Facility for daily operating activities.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. Preparation of the financial statements requires management to make judgments, estimates and assumptions that impact the reported amount of revenue and expenses, assets and liabilities and the disclosure of contingent assets and liabilities. We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on our consolidated financial statements. Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies to the Notes to the Consolidated Financial Statements in our 2021 Form 10-K.

There have been no changes to our critical accounting policies and estimates during the three and six months ended August 31, 2021 from those previously disclosed in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the market risks during the three and six months ended August 31, 2021 from those previously disclosed in Part II, Item 7A., Quantitative and Qualitative Disclosures About Market Risk of our 2021 Form 10-K.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by the Quarterly Report. In designing and evaluating these disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the quarter ended August 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We review our disclosure controls and procedures, which may include internal controls over financial reporting, on an ongoing basis. From time to time, management makes changes to enhance the effectiveness of these controls and ensure that they continue to meet the needs of our business activities over time.

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

Item 1A. Risk Factors.

There have been no material changes in our risk factors during the three and six months ended August 31, 2021 from those previously disclosed in Part I, Item 1A., Risk Factors of our 2021 Form 10-K and Part II, Item 1A., Risk Factors of our May 31, 2021 Form 10-Q filed with the SEC on July 16, 2021 (Q1 2022 Form 10-Q), other than set forth below. You should carefully consider the risk factors discussed in our 2021 Form 10-K and Q1 2022 Form 10-Q, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or future results.

Risks Related to Our Business Model

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

As we continue to grow and as threat actors have become more sophisticated, we have observed increased threat activity to our products and systems. We are the target of attempts on a regular basis to identify and exploit system vulnerabilities and/or penetrate or bypass our security measures in order to gain unauthorized access to our systems. To mitigate these risks, we employ multiple methods at different layers of our systems to defend against intrusion and attack. We do not have visibility into all unauthorized incursions, however, and our systems could experience incursions of which we are not aware. When we become aware of unauthorized access to our systems, we take steps intended to identify and remediate the source and impact of the incursions. Despite our efforts to keep our systems secure and remedy identified vulnerabilities, future attacks could be successful and result in contractual liability to clients or loss of client trust and ultimately client business.

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

In addition, while we are continually taking steps to enhance our cybersecurity defenses, increased investments, coordination, and resources are required to achieve our objective of ensuring over time that our cybersecurity infrastructure meets or exceeds evolving industry standards. Achieving this objective will require continued effort and vigilance, including sustained investment of money and management resources in order to support the ongoing development and maintenance of systems that meet these standards.

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

We have a substantial amount of indebtedness and are significantly leveraged. As of August 31, 2021, we had outstanding indebtedness in the principal amount of $523.8 million. As part of the BluJay Acquisition, we incurred an additional $380.0 million and the 2021 Revolving Credit Facility was increased by $80.0 million to $155.0 million. Our substantial level of indebtedness increases the possibility that we may be unable to generate sufficient cash to pay the principal, interest or other amounts due in respect of our indebtedness. Our substantial indebtedness, combined with our other financial obligations and contractual commitments, may have a material adverse impact on us and our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information regarding purchases of Class A Common Stock during the quarter ended August 31, 2021:

Period	Total Number of Shares Purchased		Average Price Paid Per Share
June 1 - June 30	$—		$—
July 1 - July 31	176,654	(1)	14.00
August 1 - August 31	—		—
Total	$176,654		$14.00

(1)
The total number of shares purchased represents shares withheld by us and transferred to treasury shares in connection with tax withholdings upon the conversion of the Series B-1 common stock into Class A Common Stock. Our board of directors agreed to waive the Lock-up Period for associated with these shares on July 13, 2021.

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

3.3

Amendment to the Certificate of Incorporation of E2open Parent Holdings, Inc. (incorporated by reference to Exhibit 3.3 of E2open Parent Holdings, Inc.'s Form S-1 (File No. 333-259562) filed with the SEC on September 15, 2021).

3.4	Bylaws of the E2open Parent Holdings, Inc. (incorporated by reference to Exhibit 3.3 of E2open Parent Holdings, Inc.’s Form 8-K (File 001-39272) filed with the SEC of February 10, 2021).
10.1	Form of Lock-up Agreement (incorporated by reference to Exhibit 10.2 of E2open Parent Holdings, Inc.'s Form 8-K (File No. 001-39272), filed with the SEC on September 3, 2021).
10.2

Amendment No. 2 to Credit Agreement, dated September 1, 2021, by and among E2open Intermediate, LLC, E2open, LLC, Goldman Sachs Bank USA, and the financial institutions parties thereto as lenders and issuing banks (incorporated by reference to Exhibit 10.4 of E2open Parent Holdings, Inc.'s Form 8-K (File No. 001-39272), filed with the SEC on September 3, 2021).

31.3*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File

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

E2open Parent Holdings, Inc.

Date: October 13, 2021	By:	/s/ Michael A. Farlekas
Michael A. Farlekas
Chief Executive Officer

Date: October 13, 2021	By:	/s/ Jarett J. Janik
Jarett J. Janik
Chief Financial Officer