Form 10-Q
period 2021-11-30
E2open Parent Holdings, Inc.
filed 2022-01-12
CIK 1800347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 301,359,967 shares of common stock, $0.0001 par value per share, issued and outstanding as of January 10, 2022.

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

LIBOR	London Interbank Offered Rate

Lock-up Period	period commencing on September 1, 2021 and ending on February 28, 2022

nm	not meaningful

NYSE	New York Stock Exchange

PIPE	private investment in public equity; financing from institutional investors

Purchase Agreement	Share Purchase Deed entered into on May 27, 2021 with BluJay

RCU	restricted common units representing Series 1 and Series 2 of E2open Holdings, LLC

SCM	supply chain management

SEC	U.S. Securities and Exchange Commission

Temasek	Temasek Holdings

U.S. GAAP	generally accepted accounting principles in the United States

VWAP	daily per share volume-weighted average price of the Class A Common Stock on the NYSE as displayed on the Bloomberg page under the heading Bloomberg VWAP

Forward-Looking Statements

This Quarterly Report on Form 10-Q (Quarterly Report) contains “forward-looking statements” within the meaning of the federal securities law. These forward-looking statements give E2open Parent Holdings, Inc.'s (we, our, us, Company or E2open) current expectations and include projections of results of operations or financial condition or forecasts of future events. Words such as "may," "can," "should," "will," "estimate," "plan," "project," "forecast," "intend," "expect," "anticipate," "believe," "seek," "target" and similar expressions are used to identify forward-looking statements. Without limiting the generality of the forgoing, forward-looking statements contained in this document include our expectations regarding our future growth, operational and financial performance and business prospects and opportunities.

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

•
cyber-attacks and security vulnerabilities;
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

PART I—Financial Information

Item 1. Financial Statements.

E2open Parent Holdings, Inc.

Condensed Consolidated Balance Sheets

	Successor
(In thousands, except share amounts)	November 30, 2021	February 28, 2021
	(unaudited)
Assets
Cash and cash equivalents	$56,462	$194,717
Restricted cash	15,047	12,825
Accounts receivable - net of allowance of $3,224 and $908, respectively	104,643	112,657
Prepaid expenses and other current assets	28,992	12,643
Total current assets	205,144	332,842
Long-term investments	210	224
Goodwill	3,760,136	2,628,646
Intangible assets, net	1,226,512	824,851
Property and equipment, net	55,778	44,198
Operating lease right-of-use assets	26,553	—
Other noncurrent assets	14,845	7,416
Total assets	$5,289,178	$3,838,177
Liabilities and Stockholders' Equity
Accounts payable and accrued liabilities	$112,298	$70,233
Incentive program payable	15,047	12,825
Deferred revenue	147,535	89,691
Acquisition-related obligations	2,700	2,000
Current portion of notes payable	9,112	4,405
Current portion of operating lease obligations	6,626	—
Current portion of financing lease obligations	2,329	4,827
Total current liabilities	295,647	183,981
Long-term deferred revenue	1,848	482
Operating lease obligations	20,784	—
Financing lease obligations	2,093	6,588
Notes payable	867,523	502,800
Tax receivable agreement liability	67,910	50,114
Warrant liability	117,220	68,772
Contingent consideration	66,988	150,808
Deferred taxes	441,340	396,217
Other noncurrent liabilities	1,020	1,057
Total liabilities	1,882,373	1,360,819
Commitments and Contingencies (Note 23)
Stockholders' Equity
Class A common stock; $0.0001 par value, 2,500,000,000 shares authorized; 300,415,025 and 187,051,142 issued and 300,238,371 and 187,051,142 outstanding as of November 30, 2021 and February 28, 2021	30	19
Class V common stock; $0.0001 par value; 42,747,890 and 40,000,000 shares authorized; 34,682,435 and 35,636,680 issued and outstanding as of November 30, 2021 and February 28, 2021	—	—
Series B-1 common stock; $0.0001 par value; 9,000,000 shares authorized; 94 and 8,120,367 issued and outstanding as of November 30, 2021 and February 28, 2021	—	—
Series B-2 common stock; $0.0001 par value; 4,000,000 shares authorized; 3,372,184 issued and outstanding as of November 30, 2021 and February 28, 2021	—	—
Additional paid-in capital	3,348,606	2,071,206
Accumulated other comprehensive (loss) income	(28,277)	2,388
(Accumulated deficit) retained earnings	(211,192)	10,800
Treasury stock, at cost: 176,654 shares as of November 30, 2021	(2,473)	—
Total E2open Parent Holdings, Inc. equity	3,106,694	2,084,413
Noncontrolling interest	300,111	392,945
Total stockholders' equity	3,406,805	2,477,358
Total liabilities and stockholders' equity	$5,289,178	$3,838,177

See notes to condensed consolidated financial statements.

E2open Parent Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
(In thousands, except per share amounts)	November 30, 2021	November 30, 2020	November 30, 2021	November 30, 2020
Revenue
Subscriptions	$106,969	$70,374	$219,728	$209,013
Professional services	30,033	13,707	61,680	40,009
Total revenue	137,002	84,081	281,408	249,022
Cost of Revenue
Subscriptions	30,163	15,568	62,917	44,566
Professional services	17,587	11,346	38,694	32,791
Amortization of acquired intangible assets	25,036	4,945	48,885	15,453
Total cost of revenue	72,786	31,859	150,496	92,810
Gross Profit	64,216	52,222	130,912	156,212
Operating Expenses
Research and development	25,000	14,225	56,909	43,212
Sales and marketing	18,101	12,973	41,789	37,275
General and administrative	22,871	10,412	49,989	30,037
Acquisition-related expenses	33,216	5,968	50,168	11,354
Amortization of acquired intangible assets	19,470	8,451	26,843	25,365
Total operating expenses	118,658	52,029	225,698	147,243
(Loss) income from operations	(54,442)	193	(94,786)	8,969
Other expense
Interest and other expense, net	(10,769)	(17,575)	(22,004)	(53,255)
Change in tax receivable agreement liability	(1,470)	—	(4,606)	—
Loss from change in fair value of warrant liability	(7,232)	—	(48,448)	—
Loss from change in fair value of contingent consideration	(1,140)	—	(91,180)	—
Total other expenses	(20,611)	(17,575)	(166,238)	(53,255)
Loss before income tax expense	(75,053)	(17,382)	(261,024)	(44,286)
Income tax benefit (expense)	10,764	(9,685)	3,392	(24,073)
Net loss	(64,289)	$(27,067)	(257,632)	$(68,359)
Less: Net loss attributable to noncontrolling interest	(5,072)		(35,640)
Net loss attributable to E2open Parent Holdings, Inc.	$(59,217)		$(221,992)

Net loss attributable to E2open Parent Holdings, Inc. common shareholders per share:
Basic	$(0.19)		$(0.98)
Diluted	$(0.19)		$(0.98)

See notes to condensed consolidated financial statements.

E2open Parent Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
(In thousands)	November 30, 2021	November 30, 2020	November 30, 2021	November 30, 2020
Net loss	$(64,289)	$(27,067)	$(257,632)	$(68,359)
Other comprehensive loss, net:
Net foreign currency translation loss	(25,617)	403	(30,665)	57
Total other comprehensive loss, net	(25,617)	403	(30,665)	57
Comprehensive loss	(89,906)	$(26,664)	(288,297)	$(68,302)
Less: Comprehensive loss attributable to noncontrolling interest	(8,516)		(39,882)
Comprehensive loss attributable to E2open Parent Holdings, Inc.	$(81,390)		$(248,415)

See notes to condensed consolidated financial statements.

E2open Parent Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Predecessor
(In thousands)	Members' Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Members' Equity
Balance, February 29, 2020	$433,992	$(898)	$(218,502)	$214,592
Investment by member	1,788	—	—	1,788
Unit-based compensation	2,046	—	—	2,046
Comprehensive loss	—	(291)	—	(291)
Net loss	—	—	(23,752)	(23,752)
Balance, May 31, 2020	437,826	(1,189)	(242,254)	194,383
Investment by member	(10)	—	—	(10)
Unit-based compensation	1,971	—	—	1,971
Comprehensive loss	—	(55)	—	(55)
Net loss	—	—	(17,540)	(17,540)
Balance, August 31, 2020	439,787	(1,244)	(259,794)	178,749
Investment by member	1,606	—	—	1,606
Unit-based compensation	1,936	—	—	1,936
Comprehensive income	—	403	—	403
Net loss	—	—	(27,067)	(27,067)
Balance, November 30, 2020	$443,329	$(841)	$(286,861)	$155,627

	Successor
(In thousands)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total E2open Equity	Noncontrolling Interest	Total Equity
Balance, February 28, 2021	$19	$2,071,206	$2,388	$10,800	$—	$2,084,413	$392,945	$2,477,358
Share-based compensation	—	2,043	—	—	—	2,043	—	2,043
Other comprehensive income	—	—	1,475	—	—	1,475	—	1,475
Net loss	—	—	—	(142,258)	—	(142,258)	(27,097)	(169,355)
Balance, May 31, 2021	19	2,073,249	3,863	(131,458)	—	1,945,673	365,848	2,311,521
Share-based compensation	—	2,509	—	—	—	2,509	—	2,509
Business Combination purchase price adjustment	—	1,666	—	—	—	1,666	1,299	2,965
Conversion of Common Units to common stock	—	27,228	—	—	—	27,228	(43,995)	(16,767)
Conversion of Series B-1 shares to common stock	1	174,999	—	—	(2,473)	172,527	—	172,527
Impact of Common Unit conversions on Tax Receivable Agreement	—	(7,512)	—	—	—	(7,512)	—	(7,512)
Other comprehensive loss	—	—	(6,523)	—	—	(6,523)	—	(6,523)
Net loss	—	—	—	(20,517)	—	(20,517)	(3,471)	(23,988)
Balance, August 31, 2021	20	2,272,139	(2,660)	(151,975)	(2,473)	2,115,051	319,681	2,434,732
Share-based compensation	—	3,982	—	—	—	3,982	—	3,982
Issuance of common stock for BluJay Acquisition	7	730,847	—	—	—	730,854	—	730,854
Issuance of common stock for BluJay Acquisition PIPE financing, net of offering costs	3	292,897	—	—	—	292,900	—	292,900
Conversion of Common Units to common stock	—	14,498	—	—	—	14,498	(14,498)	—
Exercise of warrants	—	1	—	—	—	1	—	1
Deferred taxes related to issuance of common stock for BluJay Acquisition		36,805				36,805		36,805
Impact of Common Unit conversions on Tax Receivable Agreement	—	(2,563)	—	—	—	(2,563)	—	(2,563)
Other comprehensive loss	—	—	(25,617)	—	—	(25,617)	—	(25,617)
Net loss	—	—	—	(59,217)	—	(59,217)	(5,072)	(64,289)
Balance, November 30, 2021	$30	$3,348,606	$(28,277)	$(211,192)	$(2,473)	$3,106,694	$300,111	$3,406,805

See notes to condensed consolidated financial statements.

E2open Parent Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Successor	Predecessor
	Nine Months Ended	Nine Months Ended
(In thousands)	November 30, 2021	November 30, 2020
Cash flows from operating activities
Net loss	$(257,632)	$(68,359)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	91,496	51,176
Amortization of deferred commissions	861	3,121
Amortization of debt issuance costs	2,389	3,236
Amortization of operating lease right-of-use assets	8,290	—
Share-based and unit-based compensation	8,534	5,953
Change in tax receivable agreement liability	4,606	—
Loss from change in fair value of warrant liability	48,448	—
Loss from change in fair value of contingent consideration	91,180	—
(Gain) loss on disposal of property and equipment	(233)	35
Changes in operating assets and liabilities:
Accounts receivable, net	41,847	79,309
Prepaid expenses and other current assets	(7,586)	(4,765)
Other noncurrent assets	(4,489)	(3,048)
Accounts payable and accrued liabilities	5,871	(4,335)
Incentive program payable	2,222	12,392
Deferred revenue	19,927	(67,847)
Changes in other liabilities	(27,549)	23,186
Net cash provided by operating activities	28,182	30,054
Cash flows from investing activities
Payments for acquisitions - net of cash acquired	(774,232)	—
Capital expenditures	(24,627)	(12,048)
Net cash used in investing activities	(798,859)	(12,048)
Cash flows from financing activities
Proceeds from PIPE investment	300,000	—
Offering costs related to issuance of common stock in connection with PIPE investment	(7,100)	—
Proceeds from sale of membership units	—	3,384
Proceeds from warrant exercise	1	—
Proceeds from indebtedness	395,000	15,574
Repayments of indebtedness	(18,860)	(21,891)
Repayments of financing lease obligations	(6,457)	(5,145)
Repurchase of common stock	(2,473)	—
Repurchase of Common Units	(16,767)	—
Payments of debt issuance costs	(10,357)	—
Net cash provided by (used in) financing activities	632,987	(8,078)
Effect of exchange rate changes on cash and cash equivalents	1,657	101
Net (decrease) increase in cash, cash equivalents and restricted cash	(136,033)	10,029
Cash, cash equivalents and restricted cash at beginning of period	207,542	48,428
Cash, cash equivalents and restricted cash at end of period	$71,509	$58,457
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$56,462	$17,132
Restricted cash	15,047	41,325
Total cash, cash equivalents and restricted cash	$71,509	$58,457
Supplemental Information - Cash Paid for:
Interest	$18,461	$49,898
Income taxes	2,890	1,225
Non-Cash Investing and Financing Activities:
Capital expenditures financed under financing lease obligations	$—	$11,076
Capital expenditures included in accounts payable and accrued liabilities	2,376	25
Right-of-use assets obtained in exchange for operating lease obligations	25,825	—
Prepaid software, maintenance and insurance under notes payable	—	892
Conversion of Common Units to Class A Common Stock	41,727	—
Conversion of Series B1 common stock to Class A Common Stock	175,000	—
Business Combination purchase price adjustment	2,965	—
Issuance of common stock for BluJay Acquisition	730,854	—
Deferred taxes related to issuance of common stock for BluJay Acquisition	36,805	—
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

These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended November 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2022. For further information, refer to the consolidated financial statements and notes thereto included in our 2021 Form 10-K.

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

2. Accounting Standards

Recently Adopted Accounting Guidance

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842). The core principle of ASC 842, Leases is that a lessee should recognize the assets and liabilities that arise from leases. For operating leases, a lessee is required to recognize a right-of-use (ROU) asset and a lease liability, initially measured at the present value of the lease payments, in the balance sheet. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The accounting applied by a lessor is largely unchanged from that applied under previous U.S. GAAP. This standard is effective for calendar fiscal years beginning after December 15, 2021. Earlier application is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. We adopted this standard as of March 1, 2021 utilizing the modified retrospective approach and elected a set of practical expedients that allowed us not to reassess whether contracts are or contain leases, lease classification or initial direct costs for existing leases. See Note 21, Leases for more information related to our leases.

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

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities such as deferred revenue acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers. Generally, ASU 2021-08 will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree. Historically such amounts were recognized by the acquirer at fair value in acquisition accounting. ASU 2021-08 should be applied prospectively to acquisitions occurring on or after the effective date. ASU 2021-08 is effective for annual periods beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, including in interim periods. We adopted this guidance as part of the BluJay Acquisition, defined below, which resulted in the deferred revenue being recognized under ASC 606 instead of fair value at the acquisition date. There were no other impacts due to the adoption of this guidance on our consolidated financial statements as the BluJay Acquisition was our only acquisition during the nine months ended November 30, 2021.

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

3. BluJay Acquisition

On May 27, 2021, we entered into a Purchase Agreement with the BluJay Sellers to acquire all the outstanding equity of BluJay. On September 1, 2021 (Acquisition Date), we completed the acquisition of BluJay (BluJay Acquisition). The BluJay Acquisition was accounted for as a business combination under ASC 805, Business Combinations.

The cash consideration in the BluJay Acquisition was provided by $380.0 million in proceeds from the issuance of an incremental term loan, $300.0 million in PIPE financing from institutional investors for the purchase of an aggregate of 28,909,022 shares of our Class A Common Stock and cash on hand. PIPE financing proceeds of $280.0 million were received in advance of the BluJay Acquisition.

The following summarizes the consideration paid for the BluJay Acquisition.

($ in thousands)	Fair Value
Equity consideration paid to BluJay (1)	$730,854
Cash consideration to BluJay	350,658
Preference share consideration paid to BluJay (2)	86,190
Cash repayment of debt	334,483
Cash paid for seller transaction costs	26,686
Estimated consideration paid for the BluJay Acquisition	$1,528,871

(1)
Equity consideration paid to BluJay equity holders consisted of the following:

(In thousands, except per share data)	Consideration
Common shares subject to sales restriction	72,383
Fair value per share	$10.097
Equity consideration paid to BluJay	$730,854

(2)
Represents the liability and dividends owed related to the BluJay preference shares at the date of the acquisition.

We recorded the preliminary allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their fair values as of the Acquisition Date. The preliminary purchase price allocation is as follows:

($ in thousands)	Fair Value
Cash and cash equivalents	$23,773
Account receivable, net	33,834
Other current assets	10,352
Property and equipment, net	6,503
Operating lease right-of-use assets	9,018
Intangible assets	484,800
Goodwill (1)	1,152,084
Non-current assets	2,200
Accounts payable	(11,773)
Current liabilities (2)	(33,530)
Deferred revenue (3)	(39,283)
Non-current liabilities	(109,107)
Total assets acquired and liabilities assumed	$1,528,871

(1)
Goodwill represents the excess of the purchase price over the estimated fair value of the identifiable net assets acquired in the BluJay Acquisition. Goodwill associated with the BluJay Acquisition is not deductible for tax purposes.
(2)
Current liabilities includes a $2.7 million deferred acquisition liability that was acquired related to a prior acquisition by BluJay. The deferred acquisition liability is a fixed amount that was determined at the closing of the acquisition and payable after a certain period of time. The deferred acquisition liability was paid in December 2021.
(3)
The deferred revenue was recorded under ASC 606 in accordance with ASU 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers; therefore a reduction in deferred revenues related to the estimated fair values of the acquired deferred revenues was not required.

The fair value of the intangible assets is as follows:

($ in thousands)	Useful Lives	Fair Value
Trade name	1	$3,800
Developed technology (1)	5.9	301,000
Customer relationships (2)	2.5	180,000
Total intangible assets		$484,800

(1)
The developed technology represents technology developed by BluJay and acquired by E2open, which was valued using the multi-period excess earnings method, a form of the income approach considering technology migration.
(2)
The customer relationships represent the existing customer relationships of BluJay and acquired by E2open that was estimated by applying the with-and-without methodology, a form of the income approach.

The preliminary allocation of the purchase price is based on preliminary valuations performed to determine the fair value of the net assets as of September 1, 2021. This allocation is subject to revision as the assessment is based on preliminary information subject to refinement.

We incurred $33.7 million ($12.1 million as of August 31, 2021) of expenses directly related to the BluJay Acquisition from March 1, 2021 through November 30, 2021 which are included in acquisition-related expense in the Condensed Consolidated Statements of Operations. Included in these expenses were $13.4 million acquisition-related advisory fees which were incurred on the Acquisition Date. In addition, we paid $10.4 million of debt issuance costs associated with the $380.0 million incremental term loan on the Acquisition Date which were capitalized and recorded as a reduction of the outstanding debt balances. At the closing of the BluJay Acquisition, we paid $7.1 million in fees related to the $300.0 million PIPE financing which were recorded as a reduction to the proceeds from the issuance of Class A Common Stock in the Condensed Consolidated Statements of Stockholders' Deficit. Additionally, we paid $26.7 million of acquisition-related advisory fees and other expenses related to the BluJay Acquisition on behalf of BluJay. These expenses were part of the purchase price consideration and not recognized as expense in our or BluJay's Condensed Consolidated Statements of Operations.

Unaudited Pro Forma Operating Results

The following unaudited pro forma combined financial information presents the results of operations as if the Business Combination on February 4, 2021 and BluJay Acquisition happened as of March 1, 2020. The unaudited pro forma results may not necessarily reflect actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations. The unaudited pro forma results reflect the step-up amortization adjustments for the fair value of intangible assets acquired, a reduction in revenues related to the estimated fair value of the acquired deferred revenue in the Business Combination, the elimination of historical interest expense incurred by E2open Holdings and BluJay on its debt and the incurrence of interest expense related to the issuance of debt in connection with the Business Combination and BluJay Acquisition, transaction expenses, nonrecurring post-combination compensation expense and the related adjustment to the income tax provision.

Fiscal Year Ended
($ in millions)	February 28, 2021
Total revenue	$449.8
Net loss	(216.9)
Less: Net loss attributable to noncontrolling interest	(27.4)
Net loss attributable to E2open Parent Holdings, Inc.	$(189.5)

Additionally, the Investor Rights Agreement was amended and restated to add certain of BluJay's existing stockholders as parties, including certain affiliates of Francisco Partners and Temasek as well as include a six month lock-up period from September 1, 2021 through February 28, 2022 for certain equity holders of E2open and BluJay. The Investor Rights Agreement also provides Francisco Partners and Temasek the right to nominate one member each to our board of directors. Mr. Deep Shah and Mr. Martin Fichtner became new directors on September 1, 2021.

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

We had $56.5 million in cash and cash equivalents as of November 30, 2021. We believe our existing cash and cash equivalents, cash provided by operating activities, and, if necessary, the borrowing capacity of up to $155.0 million available under our 2021 Revolving Credit Facility (see Note 10, Notes Payable) will be sufficient to meet our working capital, debt repayment and capital expenditure requirements for at least the next twelve months.

In the future, we may enter into arrangements to acquire or invest in complementary businesses. To facilitate these acquisitions or investments, we may seek additional equity or debt financing.

5. Goodwill

The following table presents the changes in goodwill:

($ in thousands)	Predecessor
Balance, February 28, 2019	$482,378
Acquisitions:
Amber Road	263,317
Averetek	7,191
Currency translation adjustment	(130)
Balance, February 29, 2020	752,756
Currency translation adjustment	33
Balance, February 3, 2021	$752,789

($ in thousands)	Successor
Balance, February 4, 2021 (1)	$2,628,964
Currency translation adjustment	(318)
Balance, February 28, 2021	2,628,646
Business Combination purchase price adjustment (2)	4,267
BluJay Acquisition (3)	1,152,084
Currency translation adjustment	(24,861)
Balance, November 30, 2021	$3,760,136

(1)
Represents the opening balance of goodwill as of February 4, 2021 due to the Business Combination.
(2)
Consists of the post-closing adjustment of consideration and associated tax adjustments required as part of the merger transaction pursuant to Section 3.5 of the Business Combination Agreement. On July 6, 2021 we issued additional Class A Common Stock and Common Units valued at $3.0 million in total to each E2open Holdings member. Additional tax adjustments were required during the third quarter of fiscal year 2022.
(3)
Represents the goodwill acquired in the BluJay Acquisition as of September 1, 2021 and subsequent purchase price adjustments. See Note 3, BluJay Acquisition for additional information.

6. Intangible Assets, Net

Intangible assets, net consisted of the following:

	Successor
	November 30, 2021
($ in thousands)	Weighted Average Useful Life	Cost	Accumulated Amortized	Net
Indefinite-lived:
Trademark / Trade name	Indefinite	$109,998	$—	$109,998
Definite-lived:
Customer relationships	13.4	477,009	(27,130)	449,879
Technology	7.3	666,694	(48,777)	617,917
Content library	10.0	50,000	(4,122)	45,878
Trade name	1.0	3,689	(849)	2,840
Total definite-lived		1,197,392	(80,878)	1,116,514
Total intangible assets		$1,307,390	$(80,878)	$1,226,512

	Successor
	February 28, 2021
($ in thousands)	Weighted Average Useful Life	Cost	Accumulated Amortized	Net
Indefinite-lived:
Trademark / Trade name	Indefinite	$109,924	$—	$109,924
Definite-lived:
Customer relationships	20.0	300,107	(1,248)	298,859
Technology	8.5	370,106	(3,621)	366,485
Content library	10.0	50,000	(417)	49,583
Total definite-lived		720,213	(5,286)	714,927
Total intangible assets		$830,137	$(5,286)	$824,851

Amortization of intangible assets is recorded in cost of revenue and operating expenses in the Condensed Consolidated Statements of Operations. We recorded amortization expense related to intangible assets of $44.5 million and $13.4 million for the three months ended November 30, 2021 and 2020, respectively. We recorded amortization expense related to intangible assets of $75.7 million and $40.8 million for the nine months ended November 30, 2021 and 2020, respectively.

7. Property and Equipment, Net

Property and equipment, net consisted of the following:

	Successor
($ in thousands)	November 30, 2021	February 28, 2021
Computer equipment	$27,619	$14,707
Software	32,565	21,141
Furniture and fixtures	3,501	1,828
Leasehold improvements	8,972	7,722
Gross property and equipment	72,657	45,398
Less accumulated depreciation and amortization	(16,879)	(1,200)
Property and equipment, net	$55,778	$44,198

Computer equipment and software include assets held under financing leases. Amortization of assets held under financing leases is included in depreciation expense. See Note 21, Leases for additional information regarding our financing leases.

Depreciation expense was $6.0 million and $3.9 million for the three months ended November 30, 2021 and 2020, respectively. Depreciation expense was $15.8 million and $10.4 million for the nine months ended November 30, 2021 and 2020, respectively.

8. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	Successor
($ in thousands)	November 30, 2021	February 28, 2021
Accrued compensation	$43,707	$34,298
Accrued severance and retention	4,305	349
Trade accounts payable	21,374	17,858
Accrued professional services	4,589	2,938
Restructuring liability	918	1,639
Taxes payable	14,656	1,892
Interest payable	2,205	1,293
Customer deposits	2,020	1,811
Other	18,524	8,155
Total accounts payable and accrued liabilities	$112,298	$70,233

9. Tax Receivable Agreement

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

Pursuant to ASC 805, Business Combination and relevant tax law, we have calculated the fair value of the tax receivable agreement payments related to the transaction at the acquisition date and identified the timing of the utilization of the tax attributes. Under ASC 805, the Tax Receivable Agreement liability, as of the acquisition date, will be revalued at the end of each reporting period with the gain or loss as well as the associated interest reflected in the change in tax receivable agreement liability in the Condensed Consolidated Statements of Operations in the period in which the event occurred. Interest will accrue on the tax receivable agreement liability at a rate of LIBOR plus 100 basis points. In addition, under ASC 450, Contingencies transactions with partnership unit holders after the acquisition date will result in additional Tax Receivable Agreement liabilities that are recorded on a gross undiscounted basis. The Tax Receivable Agreement liability was $67.9 million and $50.1 million as of November 30, 2021 and February 28, 2021, respectively. The increase in the Tax Receivable Agreement liability was due to an increase in the ASC 805 discounted liability of $4.6 million and increase in the ASC 450 liability of $13.2 million during the nine months ended November 30, 2021. The change in the fair value of the discounted liability was $1.5 million and $4.6 million during the three and nine months ended November 30, 2021, respectively, and recorded in change in tax receivable agreement liability on the Condensed Consolidated Statements of Operations.

10. Notes Payable

Notes payable outstanding were as follows:

	Successor
($ in thousands)	November 30, 2021	February 28, 2021
2021 Term Loan	$901,425	$525,000
Other notes payable	62	688
Total notes payable	901,487	525,688
Less unamortized debt issuance costs	(24,852)	(18,483)
Total notes payable, net	876,635	507,205
Less current portion	(9,112)	(4,405)
Notes payable, less current portion, net	$867,523	$502,800

2021 Term Loan and Revolving Credit Facility

On February 4, 2021, E2open, LLC, our subsidiary, entered into a credit agreement (Credit Agreement) that provided for $525.0 million in term loans (2021 Term Loan) and $75.0 million in commitments for revolving credit loans (2021 Revolving Credit Facility). On September 1, 2021, the 2021 Credit Agreement was amended to include a $380.0 million incremental term loan, an increase in the letter of credit sublimit from $15.0 million to $30.0 million and an increase in the 2021 Revolving Credit Facility from $75.0 million to $155.0 million. The 2021 Revolving Credit Facility will mature on February 4, 2026. E2open, LLC can request increases in the revolving commitments and additional term loan facilities, in minimum amounts of $2.0 million for each facility. The Credit Agreement was payable in quarterly installments of $1.3 million beginning in August 2021; however, the payments were increased to $2.3 million with the addition of the incremental term loan beginning in November 2021. The Credit Agreement is payable in full on February 4, 2028.

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

As of November 30, 2021 and February 28, 2021, the 2021 Term Loan had a variable interest rate of 4.00% and 3.69%, respectively, and no outstanding borrowings under the 2021 Revolving Credit Facility. We were in compliance with the First Lien Leverage Ratio for the Credit Agreement as of November 30, 2021 and February 28, 2021.

11. Contingent Consideration

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

The contingent consideration liability was $67.0 million and $129.4 million as of November 30, 2021 and February 28, 2021, respectively. The fair value remeasurements resulted in a loss of $1.1 million and $77.5 million for the three and nine months ended November 30, 2021, respectively. There was no gain or loss for the three and nine months ended November 30, 2020 as the contingent consideration liability was not recorded until February 4, 2021.

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

As of June 8, 2021, the 5-day VWAP of our Class A Common Stock exceeded $13.50 per share which was the triggering event for the Series B-1 common stock to automatically convert into our Class A Common Stock on a one-to-one basis. As such, 8,120,273 shares of Series B-1 common stock converted into 8,120,273 shares of Class A Common Stock. There were 94 shares of Series B-1 common stock pending conversion as of November 30, 2021.

There were 3,372,184 shares of Series B-2 common stock outstanding as of November 30, 2021. The Series B-2 common stock will automatically convert into our Class A Common Stock on a one-to-one basis upon the occurrence of the first day on which the 20-day VWAP is equal to at least $15.00 per share; provided, however, that the reference to $15.00 per share shall be decreased by the aggregate per share amount of dividends actually paid in respect of a share of Class A Common Stock following the closing of the Business Combination.

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

There were 2,627,724 shares of Series 2 RCUs outstanding as of November 30, 2021. The Series 2 RCUs will vest (a) at such time as the 20-day VWAP of the Class A Common Stock is at least $15.00 per share; however, the $15.00 per share threshold will be decreased by the aggregate amount of dividends per share paid following the closing of the Business Combination; (b) upon the consummation of a qualifying change of control of us or the Sponsor and (c) upon the qualifying liquidation defined in the limited liability company agreement.

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

The contingent consideration liability was $21.4 million as of February 28, 2021. The fair value remeasurements through June 8, 2021 resulted in a loss of $13.7 million for the nine months ended November 30, 2021. There was no gain or loss for the three and nine months ended November 30, 2020 as the Sponsor Side Letter was not entered into until February 4, 2021.

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

12. Fair Value Measurement

Our financial instruments include cash and cash equivalents; investments; accounts receivable, net; accounts payable; acquisition-related obligations; notes payable; and financing lease obligations. Accounts receivable, net; accounts payable; and acquisition-related obligations are stated at their carrying value, which approximates fair value, due to their short maturity. We measure our cash equivalents and investments at fair value, based on an exchange or exit price which represents the amount that would be received for an asset sale or an exit price, or paid to transfer a liability in an orderly transaction between knowledgeable and willing market participants. We estimate the fair value for notes payable and financing lease obligations by discounting the future cash flows of the related note and lease payments. As of November 30, 2021 and February 28, 2021, the fair value of the cash and cash equivalents, restricted cash, notes payable and financing lease obligations approximates their recorded values.

The following tables set forth details about our investments:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
November 30, 2021 (Successor)
Asset-backed securities	$162	$48	$—	$210

February 28, 2021 (Successor)
Asset-backed securities	$162	$62	$—	$224

Observable inputs are based on market data obtained from independent sources. Unobservable inputs reflect our assessment of the assumptions market participants would use to value certain financial instruments. This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

Our assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy are summarized as follows:

	Successor
	November 30, 2021
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market	$4	$—	$—	$4
Total cash equivalents	4	—	—	4
Investments:
Asset-backed securities	—	210	—	210
Total investments	—	210	—	210
Total assets	$4	$210	$—	$214

Liabilities:
Warrant liability	$47,334	$—	$69,886	$117,220
Contingent consideration	—	—	66,988	66,988
Total liabilities	$47,334	$—	$136,874	$184,208

	Successor
	February 28, 2021
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market	$4	$—	$—	$4
Total cash equivalents	4	—	—	4
Investments:
Asset-backed securities	—	224	—	224
Total investments	—	224	—	224
Total assets	$4	$224	$—	$228

Liabilities:
Acquisition-related obligations	$—	$—	$2,000	$2,000
Warrant liability	25,806	—	42,966	68,772
Contingent consideration	—	—	150,808	150,808
Total liabilities	$25,806	$—	$195,774	$221,580

The warrant liability was previously categorized as a Level 3 liability. The public warrants have been valued using publicly traded prices in active markets since the IPO of CCNB1; therefore, the portion of the warrant liability associated with the public markets has been reclassed from Level 3 to Level 1 in the above tables to better reflect its fair value categorization.

Contingent Consideration

The following table provides a reconciliation of the beginning and ending balances of acquisition related accrued earn-outs and contingent consideration using significant unobservable inputs (Level 3):

	Successor
($ in thousands)	November 30, 2021	February 28, 2021
Beginning of period	$152,808	$2,000
Acquisition date fair value of contingent consideration	—	184,548
Conversion to Class A Common Stock	(175,000)	—
Cash payments	(2,000)	—
Loss (gain) from fair value of contingent consideration	91,180	(33,740)
End of period	$66,988	$152,808

The change in the fair value of the earn-out is recorded in acquisition-related expenses while the change in the fair value of the contingent consideration is recorded in gain (loss) from change in fair value of contingent consideration in the Condensed Consolidated Statements of Operations.

Our warrant liability is measured at fair value on a recurring basis using active market quoted prices (Level 1) and significant unobservable inputs (Level 3). The following table provides a reconciliation of the warrant liability from February 4, 2021 through February 28, 2021 and February 28, 2021 through November 30, 2021:

	Successor
($ in thousands)	November 30, 2021	February 28, 2021
Beginning of period	$68,772	$91,959
Loss (gain) from fair value of warrant liability	48,448	(23,187)
End of period	$117,220	$68,772

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

Our public warrants are valued using active market quoted prices, which are Level 1 imputes. The private placement warrants are valued using a binomial pricing model when the warrants are subject to the make-whole table, or otherwise are valued using a Black-Scholes pricing model. The Forward Purchase Warrants are valued utilizing observable market prices for public shares and warrants, relative to the present value of contractual cash proceeds. The assumptions used in preparing these models include estimates such as volatility, contractual terms, discount rates, dividend yield, expiration dates and risk-free interest rates. These valuation models use unobservable market input, and therefore the liability is classified as both Level 1 and Level 3.

13. Revenue

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

Total Revenue by Geographic Locations

Revenue by geographic regions consisted of the following:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	November 30, 2021	November 30, 2020	November 30, 2021	November 30, 2020
Americas	$110,690	$81,768	$248,910	$239,567
Europe	20,367	1,607	22,989	4,304
Asia Pacific	5,945	706	9,509	5,151
Total revenue	$137,002	$84,081	$281,408	$249,022

Revenues by geography are determined based on the region of our contracting entity, which may be different than the region of the customer. Americas revenue attributed to the United States was 81% and 97% during the three months ended November 30, 2021 and 2020, respectively. Americas revenue attributed to the United States was 89% and 96% during the nine months ended November 30, 2021 and 2020. No other country represented more than 10% of total revenue during these periods.

As a result of the BluJay Acquisition, additional revenue has been obtained in both our subscriptions and professional services revenue. For the three and nine months ended November 30, 2021, BluJay contributed $40.3 million to subscriptions revenues and $11.4 million to professional services revenue. BluJay's total revenues represent 10% of Americas, 7% of Europe and 1% of Asia Pacific revenue for the nine months ended November 30, 2021.

During the three and nine months ended November 30, 2021, we recorded a $10.4 million and $47.1 million reduction to revenue to amortize the deferred revenue fair value adjustment that resulted from the purchase price allocation in the Business Combination, respectively. With the early adoption of ASU 2021-08, a fair value adjustment to deferred revenue is no longer required; therefore, an adjustment to deferred revenue was not made for the BluJay Acquisition.

Remaining Performance Obligations

Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied. It includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods and does not include contracts where the customer is not committed. The customer is not considered committed when they are able to terminate for convenience without payment of a substantive penalty under the contract. Additionally, as a practical expedient of ASC 606, Revenue from Contracts with Customers we have not disclosed the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. As of November 30, 2021 and February 28, 2021, approximately $730.8 million and $555.7 million of revenue was expected to be recognized from remaining performance obligations, respectively. These amounts are expected to be recognized over the next five years.

Contract Assets and Liabilities

Contract assets primarily represent contractual receivables recognized for performance obligations that have been satisfied but for which amounts have not been billed. Contract assets were $20.6 million and $13.4 million as of November 30, 2021 and February 28, 2021, respectively. Contract liabilities consist of deferred revenue which includes billings in excess of revenue recognized related to subscription contracts and professional services. Deferred revenue is recognized as revenue when we perform under the contract. Deferred revenue was $149.4 million and $90.2 million as of November 30, 2021 and February 28, 2021, respectively. Revenue recognized during the three and nine months ended November 30, 2021, included in deferred revenue on the Condensed Consolidated Balance Sheets as of February 28, 2021, was $26.4 million and $73.8 million, respectively.

As of February 4, 2021, a fair value adjustment of $60.7 million was recorded to reduce our deferred revenue to its fair value as part of the Business Combination. As deferred revenue is recognized, any fair value adjustment related to the deferred revenue is also recognized as a reduction to revenue. As of November 30, 2021 and February 28, 2021, the fair value adjustment to reduce deferred revenue as part of the Business Combination was $6.9 million and $54.0 million, respectively. With the early adoption of ASU 2021-08, a fair value adjustment to deferred revenue is no longer required; therefore, an adjustment to deferred revenue was not made for the BluJay Acquisition.

Sales Commissions

With the adoption of ASC 606 and ASC 340-40, Contracts with Customers as of March 1, 2019, we began deferring and amortizing sales commissions that are incremental and directly related to obtaining customer contracts. As part of the Business Combination in February 2021, the prepaid commissions were revalued resulting in a reduced balance on the Condensed Consolidated Balance Sheets and lower amortization expense during fiscal year 2022 as compared to fiscal year 2021.

Amortization expense of $0.5 million and $1.1 million was recorded in sales and marketing expense in the Condensed Consolidated Statements of Operations for the three months ended November 30, 2021 and 2020, respectively. Amortization expense of $0.9 million and $3.1 million was recorded in sales and marketing expense for the nine months ended November 30, 2021 and 2020, respectively. Certain sales commissions that would have an amortization period of less than a year are expensed as incurred in sales and marketing expense. As of November 30, 2021 and February 28, 2021, we had a total of $8.9 million and $1.6 million of capitalized sales commissions included in prepaid expenses and other current assets and other noncurrent assets in the Condensed Consolidated Balance Sheets, respectively.

14. Severance and Exit Costs

In connection with acquisitions, we conducted post-acquisition related operational reviews to reallocate resources to strategic areas of the business. The operational reviews resulted in workforce reductions, certain real estate leases that were vacated and other expenses. Severance and exit costs included in acquisition-related expenses in the Condensed Consolidated Statements of Operations were as follows:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	November 30, 2021	November 30, 2020	November 30, 2021	November 30, 2020
Severance	$4,545	$303	$5,199	$1,963
Lease exits	767	1,586	1,583	2,590
Total severance and exit costs	$5,312	$1,889	$6,782	$4,553

Included in accounts payable and accrued liabilities as of November 30, 2021 and February 28, 2021 is a restructuring liability, primarily consisting of lease related obligations, of $0.9 million and $1.6 million, respectively, and a restructuring severance liability of $4.3 million and $0.3 million, respectively. We expect these amounts to be substantially paid within the next 12 months.

The following table provides a reconciliation of the severance and exit cost accruals from February 4, 2021 through February 28, 2021 and February 28, 2021 through November 30, 2021 :

	Successor
($ in thousands)	November 30, 2021	February 28, 2021
Beginning of period	$1,988	$3,730
Payments	(2,967)	(6,463)
Impairment of right-of-use assets	(580)	—
Expenses	6,782	4,721
End of period	$5,223	$1,988

15. Warrants

As of November 30, 2021 and February 28, 2021, there were an aggregate of 29,079,872 and 29,079,972 warrants outstanding, respectively, which include the public warrants, private placement warrants and Forward Purchase Warrants. Each warrant entitles its holders to purchase one share of Class A Common Stock at an exercise price of $11.50 per share. The private placement warrants became exercisable with the Domestication. The Forward Purchase Warrants became exercisable upon effectiveness of our Form S-1 which was initially filed on March 5, 2021 and deemed effective on March 29, 2021. The public warrants became exercisable on April 28, 2021. The public warrants, private placement warrants and Forward Purchase Warrants will expire five years after the Closing Date, or earlier upon redemption or liquidation. Once the warrants became exercisable, we have the option to redeem the outstanding warrants when various conditions are met, such as specific stock prices, as detailed in the specific warrant agreements. However, the 10,280,000 private placement warrants are nonredeemable so long as they are held by our Sponsor or its permitted transferees. The warrants are recorded as a liability in warrant liability on the Condensed Consolidated Balance Sheets with a balance of $117.2 million and $68.8 million as of November 30, 2021 and February 28, 2021, respectively. During the three and nine months ended November 30, 2021, a loss of $7.2 million and $48.4 million was recognized in gain (loss) from change in fair value of the warrant liability in the Condensed Consolidated Statements of Operations, respectively. During November 2021, 100 warrants were exercised with a total exercise price of $1,150.

16. Stockholders’ Equity

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

The following table reflects the changes in our outstanding stock:

	Class A	Class V	Series B-1	Series B-2
Balance, February 28, 2021	187,051,142	35,636,680	8,120,367	3,372,184
Conversion of Series B-1 common stock (1)	8,120,273	—	(8,120,273)	—
Conversion of Series 1 RCUs (2)	—	4,379,557	—	—
Business Combination post-close adjustment issuance (3)	133,322	92,690	—	—
Issuance of common stock for BluJay Acquisition (4)	72,383,299	—	—	—
Issuance of common stock for BluJay Acquisition PIPE financing (5)	28,909,022	—	—	—
Conversion of Common Units (6)	3,817,867	(5,426,492)	—	—
Exercise of warrants (7)	100	—	—	—
Repurchase shares (8)	(176,654)	—	—	—
Balance, November 30, 2021	300,238,371	34,682,435	94	3,372,184

(1)
As of June 8, 2021, the 5-day VWAP of our Class A Common Stock exceeded $13.50 per share which was the triggering event for the Series B-1 common stock to automatically convert into our Class A Common Stock on a one-to-one basis. See Note 11, Contingent Consideration for additional information.
(2)
As of June 8, 2021, the 5-day VWAP of our Class A Common Stock exceeded $13.50 per share which was the triggering event for the Series 1 restricted common units to automatically convert into Common Units and the holders receive one share of Class V Common Stock. See Note 11, Contingent Consideration for additional information.
(3)
On July 6, 2021, pursuant to Section 3.5 of the Business Combination Agreement, we issued additional Class A Common Stock and Common Units valued in total at $3.0 million to each E2open Holdings member as part of the post-closing adjustment of consideration required as part of the merger transaction.
(4)
On September 1, 2021, we issued 72,383,299 shares of Class A Common Stock as part of the purchase consideration for the BluJay Acquisition.
(5)
On September 1, 2021, we secured $300 million in PIPE financing from institutional investors for the purchase of an aggregate of 28,909,022 shares of our Class A Common Stock in connection with the BluJay Acquisition.
(6)
Class A Common Stock issued for the conversion of Common Units settled in stock. During the nine months ended November 30, 2021, we paid $16.8 million in cash for the repurchase of 1,619,864 Common Units that were converted into cash instead of stock at our option. Class V Common Stock is retired when Common Units are converted into Class A Common Stock or settled in cash. As a result of Common Unit conversions prior to August 19, 2021, 11,239 Class V Common Stock related to Common Unit conversions to Class A Common Stock were not issued and subsequently retired due to the limitation of authorized shares.
(7)
On November 19, 2021, 100 warrants were exercised at $11.50 per warrant and converted into 100 shares of Class A Common Stock.
(8)
On July 13, 2021, our board of directors waived the Lock-up Period solely in respect of withholding shares to cover taxes upon the issuance of Class A Common Stock to the executive officers upon the conversion of the Series B-1 and Series B-2 common stock. The shares were repurchased at an average price of $14.00 per share, or $2.5 million, to cover withholding taxes associated with the Series B-1 conversion to Class A Common Stock. See Note 11, Contingent Consideration for additional details on the conversions.

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

During the nine months ended November 30, 2020, we received $3.4 million in proceeds from the sale of membership units.

17. Noncontrolling Interests

Noncontrolling interest represents the portion of E2open Holdings that we control and consolidate but do not own. As of November 30, 2021 and February 28, 2021, the noncontrolling interests represent a 10.4% and 16.0% ownership in E2open Holdings, respectively.

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

On July 6, 2021, pursuant to Section 3.5 of the Business Combination Agreement, we issued 103,929 additional Common Units in total to each E2open Holdings member in a pro rata amount reflecting the number of Common Units they received at the closing of the Business Combination as part of the post-closing adjustment as consideration required as part of the merger transaction.

As part of the Business Combination, certain individuals were party to the Lock-Up Period which expired on August 4, 2021. As a result, 1,194,458 and 3,817,867 Common Units were converted into Class A Common Stock with a value of $14.5 million and $41.7 million based off the 5-day VWAP for the three and nine months ended November 30, 2021, respectively. Additionally, 1,619,864 Common Units were settled with the payment of $16.8 million of cash during the nine months ended November 30, 2021. No Common Units were settled in cash during the three months ended November 30, 2021. This activity resulted in a decrease to noncontrolling interests of $14.5 million and $58.5 million during the three and nine months ended November 30, 2021, respectively.

See Note 24, Subsequent Events for information on additional Common Unit conversions.

As part of the BluJay Acquisition, certain individuals who are parties to the Investor Rights Agreements entered into a new lock-up period that will expire on February 28, 2022.

As of November 30, 2021 and February 28, 2021, there were a total of 34.7 million and 35.6 million Common Units held by participants of E2open Holdings, respectively.

We follow the guidance issued by the FASB regarding the classification and measurement of redeemable securities. Accordingly, we have determined that the common units meet the requirements to be classified as permanent equity.

18. Other Comprehensive (Loss) Income

We did not reclass any items to the Condensed Consolidated Statements of Operations from accumulated other comprehensive (loss) income during the three and nine months ended November 30, 2021 and 2020.

Accumulated other comprehensive (loss) income in the equity section of our Condensed Consolidated Balance Sheets includes:

	Successor
($ in thousands)	November 30, 2021	February 28, 2021
Foreign currency translation adjustment	$(28,277)	$2,388
Accumulated other comprehensive (loss) income	$(28,277)	$2,388

19. Earnings Per Share

Basic earnings per share is calculated as net income divided by the average number of shares of common stock outstanding. Diluted earnings per share assumes, when dilutive, the issuance of the net incremental shares from options and restricted shares. The following is a reconciliation of the denominators of the basic and diluted per share computations for net income:

	Successor
	Three Months Ended	Nine Months Ended
(in thousands, except per share data)	November 30, 2021	November 30, 2021
Net loss per share:
Numerator - basic:
Net loss per share:	$(64,289)	$(257,632)
Less: Net loss attributable to noncontrolling interests	(5,072)	(35,640)
Net loss attributable to E2open Parent Holdings, Inc. - basic	$(59,217)	$(221,992)

Numerator - diluted:
Net loss attributable to E2open Parent Holdings, Inc. - basic	$(59,217)	$(221,992)
Add: Net loss and tax effect attributable to noncontrolling interests	—	—
Net loss attributable to E2open Parent Holdings, Inc. - diluted	$(59,217)	$(221,992)

Denominator - basic:
Weighted average shares outstanding - basic	308,132	227,186
Net income per share - basic	$(0.19)	$(0.98)

Denominator - diluted:
Weighted average shares outstanding - basic	308,132	227,186
Weighted average effect of dilutive securities:
Shares related to Common Units	—	—
Weighted average shares outstanding - diluted	308,132	227,186
Diluted net income per common share	$(0.19)	$(0.98)

Potential common shares issuable to employee or directors upon exercise or conversion of shares under our share-based compensation plans are excluded from the computation of diluted earnings per common share when the effect would be anti-dilutive. All potential common shares are anti-dilutive in periods of net loss available to common stockholders.

The following table summarizes the weighted-average potential common shares excluded from diluted loss per common share as their effect would be anti-dilutive:

	Successor
	Three Months Ended	Nine Months Ended
	November 30, 2021	November 30, 2021
Shares related to Series B-1 common stock	94	60
Shares related to Series B-2 common stock	3,372,184	3,372,184
Shares related to restricted common units Series 2	2,627,724	2,627,724
Shares related to warrants (1)	29,079,959	29,079,968
Shares related to Common Units	34,885,501	36,404,078
Shares related to options	2,573,978	2,533,856
Shares related to restricted stock	2,243,739	1,513,856
Units/Shares excluded from the dilution computation	74,783,179	75,531,726

(1)
The warrants include the public warrants, private placement warrants and Forward Purchase Warrants.

20. Share-Based and Unit-Based Compensation

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

Currently, all options are performance based and are measured based on obtaining an organic growth target over a one-year period with a quarter of the options vesting at the end of the performance period and the remaining options vesting equally over the following three years. Our executive officers and senior management have been granted these performance based options. The performance target was originally set at 100%. In November 2021, the performance target was reviewed with a best estimate adjusted made for exceeding the 100% target. The probability of meeting the performance target is remeasured each quarter and adjusted as needed.

The RSUs are either performance based or time based. The performance based RSUs are measured based on obtaining an organic growth target over a one-year period with a quarter of the options vesting at the end of the performance period and the remaining RSU's vesting equally over the following three years. The performance target was originally set at 100%. In November 2021, the performance target was reviewed with a best estimate adjustment made for exceeding the 100% target. The probability of meeting the performance target is remeasured each quarter and adjusted as needed. The time based RSUs for executive officers, senior management and employees vest ratably over a three-year period while the time based RSUs for non-employee directors of our board of directors have a one-year vesting period. As of November 30, 2021, there are 912,832 unvested performance based RSUs and 1,340,647 unvested time based RSUs.

As of November 30, 2021, there were 10,188,963 shares of Class A Common Stock available for grant under the 2021 Incentive Plan.

Activity under the 2021 Incentive Plan related to options was as follows:

	Successor
	Number of Shares (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)
Balance, February 28, 2021	—	$—	—
Granted	2,583	9.86
Forfeited	(26)	10.86
Balance, November 30, 2021	2,557	$9.85	9.3

As of November 30, 2021, there was $4.7 million of unrecognized compensation cost related to unvested options.

Activity under the 2021 Incentive Plan related to RSUs was as follows:

	Successor
	Number of Units (in thousands)	Weighted Average Grant Date Fair Value Per Unit	Weighted Average Remaining Recognition Period (in years)
Balance, February 28, 2021	—	$—	—
Granted	2,408	12.70
Forfeited	(155)	12.87
Balance, November 30, 2021	2,253	$12.69	2.9

As of November 30, 2021, there was $24.0 million of unrecognized compensation cost related to unvested RSUs.

The estimated grant-date fair values of the options granted during the nine months ended November 30, 2021 were calculated using the Black-Scholes option-pricing valuation model, based on the following assumptions:

Expected term (in years)	6.25
Expected equity price volatility	46.39% - 46.65%
Risk-free interest rate	0.96% - 1.12%
Expected dividend yield	0%

See Note 24, Subsequent Events for information related to additional RSU grants.

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

Activity under E2open Holdings’ unit option plan was as follows:

	Predecessor
	Number of Units (in thousands)	Weighted Average Exercise Price Per Unit	Weighted Average Term (in years)
Balance, February 29, 2020	22,001	$1.51	1.9
Exercised	(1,350)	1.45
Forfeited	(645)	1.65
Balance, November 30, 2020	20,006	$1.51	1.2

As of February 3, 2021, there was $2.4 million of unrecognized compensation cost which was expected to be recognized over a weighted-average period of 1.1 year. The weighted-average contractual life of options outstanding was 6.7 years and the weighted-average contractual life of options exercisable was 6.4 years as of February 3, 2021.

We did not recognize any compensation expense for Exit-Based units for the three and nine months ended November 30, 2020 as these awards were not probable of vesting during these time periods.

On January 24, 2021, the board of directors accelerated the vesting of all unvested unit options outstanding under the 2015 Plan as of the completion of the Business Combination on February 4, 2021.

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

Activity under E2open Holdings’ 2015 Restricted Plan was as follows:

	Predecessor
	Number of Units (in thousands)	Weighted Average Grant Date Fair Value Per Unit	Weighted Average Remaining Term (in years)
Balance, February 29, 2020	8,955	$1.40	1.5
Released	(2,893)	1.48
Balance, November 30, 2020	6,062	$1.49	0.5

The aggregate fair value of units vested during the three and nine months ended November 30, 2020 was $1.0 million and $2.9 million, respectively. Unrecognized compensation expense related to the Class B units was $5.4 million as of the February 3, 2021, which was expected to be recognized over a weighted-average period of approximately one year. E2open Holdings did not recognize any compensation expense for Exit-Based Units for the three and nine months ended November 30, 2020.

On January 24, 2021, the board of directors accelerated the vesting of all unvested unit options outstanding under the 2015 Restricted Plan as of the completion of the Business Combination on February 4, 2021.

The table below sets forth the functional classification in the Condensed Consolidated Statements of Operations of our equity-based compensation expense:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	November 30, 2021	November 30, 2020	November 30, 2021	November 30, 2020
Cost of revenue	$399	$181	$856	$406
Research and development	648	265	1,345	557
Sales and marketing	727	255	1,487	631
General and administrative	2,208	1,235	4,846	4,359
Total share-based and unit-based compensation	$3,982	$1,936	$8,534	$5,953

21. Leases

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

Several of the operating lease agreements require us to provide security deposits. As of November 30, 2021, and February 28, 2021, lease deposits were $3.5 million and $2.9 million, respectively. The deposits are generally refundable at the expiration of the lease, assuming all obligations under the lease agreement have been met. Deposits are included in prepaid and other current assets and other noncurrent assets in the Condensed Consolidated Balance Sheets.

Vehicle Leases

We lease vehicles under non-cancelable operating lease arrangements which have various expiration dates through June 2025. We do not have the right to purchase the vehicles at the end of the lease term.

Equipment Leases

We purchase equipment under non-cancelable financing lease arrangements related to software and computer equipment and have various expiration dates through October 2023. We have the right to purchase the software and computer equipment anytime during the lease or upon lease completion.

Balance Sheet Presentation

The following tables presents the amounts and classifications of our estimated ROU assets, net and lease liabilities:

		Successor
($ in thousands)	Balance Sheet Location	November 30, 2021
Operating lease right-of-use assets	Operating lease right-of-use assets	$26,553
Finance lease right-of-use asset	Property and equipment, net	4,400
Total right-of-use assets		$30,953

		Successor
($ in thousands)	Balance Sheet Location	November 30, 2021
Operating lease liability - current	Current portion of operating lease obligations	$6,626
Operating lease liability	Operating lease obligations	20,784
Finance lease liability - current	Current portion of finance lease obligations	2,329
Finance lease liability	Finance lease obligations	2,093
Total lease liabilities		$31,832

Lease Cost and Cash Flows

The following table summarizes our total lease cost:

	Successor
	Three Months Ended	Nine Months Ended
($ in thousands)	November 30, 2021	November 30, 2021
Finance lease cost:
Amortization of right-of-use asset	$717	$2,308
Interest on lease liability	79	496
Finance lease cost	796	2,804
Operating lease cost:
Operating lease cost	1,008	3,500
Variable lease cost	2,022	4,001
Sublease income	(189)	(722)
Operating net lease cost	2,841	6,779
Total net lease cost	$3,637	$9,583

We currently do not have any short-term leases.

Rent expense for the three and nine months ended November 30, 2020 was $1.7 million and $5.9 million which was recognized under ASC 840, Leases.

Supplemental cash flow information related to leases was as follows:

Successor
Nine Months Ended
($ in thousands)	November 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$5,272

The following table presents the weighted-average remaining lease terms and discount rates of our leases:

Successor
Nine Months Ended
November 30, 2021
Weighted-average remaining lease term (in years):
Finance lease	1.58
Operating lease	4.29
Weighted-average discount rate:
Finance lease	9.20%
Operating lease	4.40%

Lease Liability Maturity Analysis

The following table reflects the undiscounted future cash flows utilized in the calculation of the lease liabilities as of November 30, 2021:

($ in thousands)	Operating Leases	Finance Leases
December 1, 2021 to February 28, 2022	$2,737	$385
2023	8,200	2,272
2024	6,932	2,105
2025	4,859	—
2026	3,020	—
Thereafter	4,121	—
Total	29,869	4,762
Less: Present value discount	(2,459)	(340)
Lease liabilities	$27,410	$4,422

Future minimum lease payments under non-cancelable operating leases as of February 28, 2021, prior to the adoption of the new lease standard discussed in Note 1, Organization and Description of Business were as follows for the fiscal years ended:

($ in thousands)	Amount
2022	$8,507
2023	6,540
2024	5,555
2025	4,204
2026	3,218
Thereafter	5,434
Total minimum lease payments	$33,458

22. Income Taxes

We calculate the provision for income taxes during interim periods by applying an estimate of the forecasted annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss or loss excluding unusual or infrequently occurring discrete items) for the reporting period. Our provision for income taxes was a benefit of $10.8 million, or negative 14.3%, for the three months ended November 30, 2021 compared to an expense of $9.7 million, or 55.7%, for the three months ended November 30, 2020. Our provision for income taxes was a benefit of $3.4 million, or negative 1.3%, for the nine months ended November 30, 2021 compared to an expense of $24.1 million, or 54.4%, for the nine months ended November 30, 2020.

The change in the provision for income taxes for the three and nine months ended November 30, 2021 as compared to the three and nine months ended November 30, 2020 was primarily due to an increase in loss from continuing operations included in the tax provision for November 30, 2021 that was previously attributable to affiliates as of November 30, 2020. This benefit was partially offset by nondeductible mark-to-market losses associated with contingent liabilities and certain equity consideration liabilities and changes in the valuation allowances in certain jurisdictions within which we operate as well as the impact to fiscal 2022 of losses attributable to our noncontrolling interest in our affiliate. In accordance with ASC 740-20-45-11, we accounted for the tax effect of the step-up in income tax basis related to transactions with or among shareholders and recognized a deferred tax asset and corresponding increase in stockholders' equity of $36.8 million.

As of November 30, 2021 and February 28, 2021, total gross unrecognized tax benefits were $2.7 million. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of November 30, 2021 and February 28, 2021, the total amount of gross interest and penalties accrued was $0.3 million which is classified as other noncurrent liabilities in the Condensed Consolidated Balance Sheets.

23. Commitments and Contingencies

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

24. Subsequent Events

On December 8, 2021, 1,121,596 Common Units were converted into an equivalent number of Class A Common Stock with a value of $13.2 million based off the 5-day VWAP.

On January 1, 2022, certain executives and management were granted an aggregate of 33,301 RSUs with a grant date fair value of $11.26 per share. All of these RSUs are service based which will vest ratably over a three-year period.

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

Recent Events

On September 1, 2021, we completed the BluJay Acquisition with the issuance of 72,383,299 shares of Class A Common Stock to the BluJay Sellers and the payment of $774.2 million of cash which includes the repayment of BluJay's debt facility. The total purchase consideration for the BluJay Acquisition was $1.5 billion.

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

Additionally, the Investor Rights Agreement was amended and restated to add certain of BluJay's existing stockholders as parties, including certain affiliates of Francisco Partners and Temasek as well as include a six month lock-up period from September 1, 2021 through February 28, 2022 for certain equity holders of E2open and BluJay. The Investor Rights Agreement also provides Francisco Partners and Temasek the right to nominate one member each to our board of directors. Mr. Deep Shah and Mr. Martin Fichtner became new directors on September 1, 2021.

Results of Operations

The following table is our Condensed Consolidated Statements of Operations for the periods indicated:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	November 30, 2021	November 30, 2020	November 30, 2021	November 30, 2020
Revenue	$137,002	$84,081	$281,408	$249,022
Cost of revenue	(72,786)	(31,859)	(150,496)	(92,810)
Total gross profit	64,216	52,222	130,912	156,212

Operating Expenses
Research and development	25,000	14,225	56,909	43,212
Sales and marketing	18,101	12,973	41,789	37,275
General and administrative	22,871	10,412	49,989	30,037
Acquisition-related expenses	33,216	5,968	50,168	11,354
Amortization of acquired intangible assets	19,470	8,451	26,843	25,365
Total operating expenses	118,658	52,029	225,698	147,243
(Loss) income from operations	(54,442)	193	(94,786)	8,969
Interest and other expense, net	(10,769)	(17,575)	(22,004)	(53,255)
Change in tax receivable agreement liability	(1,470)	—	(4,606)	—
Loss from change in fair value of warrant liability	(7,232)	—	(48,448)	—
Loss from change in fair value of contingent consideration	(1,140)	—	(91,180)	—
Total other expenses	(20,611)	(17,575)	(166,238)	(53,255)
Loss before income taxes	(75,053)	(17,382)	(261,024)	(44,286)
Income tax benefit (expense)	10,764	(9,685)	3,392	(24,073)
Net loss	(64,289)	$(27,067)	(257,632)	$(68,359)
Less: Net loss attributable to noncontrolling interest	(5,072)		(35,640)
Net loss attributable to E2open Parent Holdings, Inc.	$(59,217)		$(221,992)
Net loss attributable to E2open Parent Holdings, Inc. Class A common stockholders per share - diluted	$(0.19)		$(0.98)
Weighted-average common shares outstanding - diluted	308,132		227,186

Our integration strategy and methodology is unique in that we rapidly and completely integrate acquired businesses into our platform and go-to-market activity. As such, costs attributable to an acquisition become impractical to separate post-closing of a business combination. For example, we may elect to terminate a redundant position from either the target company, or our own company. Additionally, because of our unique technology with our E2Net application framework, we are able to rapidly deploy acquired products into our platform. With the acquisition of BluJay, we have restructured the entire go-to-market of both businesses into new sales teams, each focused on different customer groups. As such, we are unable to separate the costs of BluJay from E2open.

Three Months Ended November 30, 2021 compared to Three Months Balance at November 30, 2020

Revenue

	Successor	Predecessor
	Three Months Ended	Three Months Ended
($ in thousands)	November 30, 2021	November 30, 2020	$ Change	% Change
Revenue:
Subscriptions	$106,969	$70,374	$36,595	52%
Professional services	30,033	13,707	16,326	nm
Total revenue	$137,002	$84,081	$52,921	63%
Percentage of revenue:
Subscriptions	78%	84%
Professional services	22%	16%
Total	100%	100%

Subscriptions revenue was $107.0 million for the three months ended November 30, 2021, a $36.6 million, or 52%, increase compared to subscriptions revenue of $70.4 million for the three months ended November 30, 2020. The increase in subscriptions revenue was primarily due to the BluJay Acquisition and new organic subscription sales predominantly driven by increases in products utilized across our current customer portfolio. These increases were partially offset by the $10.4 million amortization of the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination. With the early adoption of ASU 2021-08, a fair value adjustment to deferred revenue for the BluJay Acquisition was not recorded; therefore, amortization of the fair value adjustment to deferred revenue similar to the Business Combination adjustment will not occur for the BluJay Acquisition.

Professional services revenue was $30.0 million for the three months ended November 30, 2021, a $16.3 million increase compared to $13.7 million for the three months ended November 30, 2020. The increase was primarily related to the BluJay Acquisition, new subscription sales and customers delaying projects in fiscal year 2021 due to the COVID-19 pandemic resulting in favorable year-over-year growth.

Our subscriptions revenue as a percentage of total revenue decreased to 78% for the third quarter of fiscal year 2022 compared to 84% for the third quarter of fiscal 2021 driven primarily by amortizing the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination, in addition to the increase in professional services revenue.

Cost of Revenue, Gross Profit and Gross Margin

	Successor	Predecessor
	Three Months Ended	Three Months Ended
($ in thousands)	November 30, 2021	November 30, 2020	$ Change	% Change
Cost of revenue:
Subscriptions	$30,163	$15,568	$14,595	94%
Professional services	17,587	11,346	6,241	55%
Amortization of acquired intangible assets	25,036	4,945	20,091	nm
Total cost of revenue	$72,786	$31,859	$40,927	nm

Gross profit:
Subscriptions	$51,771	$49,863	$1,908	4%
Professional services	12,445	2,359	10,086	nm
Total gross profit	$64,216	$52,222	$11,994	23%

Gross margin:
Subscriptions	48%	71%
Professional services	41%	17%
Total gross margin	47%	62%

Cost of subscriptions was $30.2 million for the three months ended November 30, 2021, a $14.6 million, or 94%, increase compared to $15.6 million for the three months ended November 30, 2020. This increase was driven by $13.6 million related to the BluJay Acquisition and an increase in personnel costs for items such as salaries and incentive compensation, $0.7 million was related to depreciation expense on capital expenditures for the expansion of our data centers and $0.2 million for share-based compensation.

Cost of professional services revenue was $17.6 million for the three months ended November 30, 2021, a $6.2 million, or 55%, increase compared to $11.3 million for the three months ended November 30, 2020. The BluJay Acquisition in fiscal year 2022 and increases personnel costs such as salaries and incentive compensation accounted for $5.7 million of the increase in cost of professional services revenue.

Amortization of acquired intangible assets was $25.0 million for the three months ended November 30, 2021, a $20.1 million increase compared to $4.9 million for the three months ended November 30, 2020, driven primarily by the revaluation and change in the composition of the intangible assets as part of the Business Combination in February 2021 and the BluJay Acquisition in September 2021.

Our subscriptions gross margin was 48% in the third quarter of fiscal 2022 as compared to 71% for the third quarter of fiscal 2021 due to the BluJay Acquisition and the amortization of the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination. With the early adoption of ASU 2021-08, the BluJay deferred revenue was recorded under ASC 606 and not at fair value at the acquisition date; therefore, amortization of the fair value adjustment to deferred revenue similar to the Business Combination adjustment will not occur for the BluJay Acquisition.

Our professional services gross margin increased to 41% for third quarter of fiscal 2022 from 17% in the third quarter of fiscal 2021 primarily due to the BluJay Acquisition in fiscal 2022 and new subscription sales, in addition to customers delaying projects in fiscal year 2021 due to the COVID-19 pandemic, which resulted in favorable year-over-year growth.

Research and Development

	Successor	Predecessor
	Three Months Ended	Three Months Ended
($ in thousands)	November 30, 2021	November 30, 2020	$ Change	% Change
Research and development	$25,000	$14,225	$10,775	76%
Percentage of revenue	18%	17%

Research and development expenses were $25.0 million for the three months ended November 30, 2021, a $10.8 million, or 76%, increase compared to $14.2 million in the prior year. The increase was due to $9.8 million related to the BluJay Acquisition as well as major strategic partnership initiatives around product development efforts during fiscal year 2022, which resulted in net increased personnel costs such as salaries and incentive compensation and consulting expenses. Additionally, there was an increase to share-based compensation expense of $0.4 million and depreciation expense of $0.5 million related to capital expenditures for software.

Sales and Marketing

	Successor	Predecessor
	Three Months Ended	Three Months Ended
($ in thousands)	November 30, 2021	November 30, 2020	$ Change	% Change
Sales and marketing	$18,101	$12,973	$5,128	40%
Percentage of revenue	13%	15%

Sales and marketing expenses were $18.1 million for the three months ended November 30, 2021, a $5.1 million, or 40%, increase compared to $13.0 million in the prior year. The increase was primarily driven by the BluJay Acquisition in fiscal 2022 as well as additional expenses associated with creating a new logo sales team and additional marketing resources. Furthermore, share-based compensation increased by $0.5 million and travel and entertainment expenses increased by $0.3 million.

General and Administrative

	Successor	Predecessor
	Three Months Ended	Three Months Ended
($ in thousands)	November 30, 2021	November 30, 2020	$ Change	% Change
General and administrative	$22,871	$10,412	$12,459	nm
Percentage of revenue	17%	12%

General and administrative expenses were $22.9 million for the three months ended November 30, 2021, an $12.5 million increase compared to $10.4 million in the prior year. The increase was primarily attributable to the BluJay acquisition and costs related to us becoming a public company that were not incurred in the prior year.

Other Operating Expenses

	Successor	Predecessor
	Three Months Ended	Three Months Ended
($ in thousands)	November 30, 2021	November 30, 2020	$ Change	% Change
Acquisition and other related expenses	$33,216	$5,968	$27,248	nm
Amortization of acquired intangible assets	19,470	8,451	11,019	nm
Total other operating expenses	$52,686	$14,419	$38,267	nm

Acquisition and other related expenses were $33.2 million for the three months ended November 30, 2021, a $27.2 million increase compared to $6.0 million for the three months ended November 30, 2020. The increase was mainly related to legal and consulting expenses associated with the BluJay Acquisition in fiscal 2022.

Amortization of acquired intangible assets were $19.5 million for the three months ended November 30, 2021, an $11.0 million increase, compared to $8.5 million for the three months ended November 30, 2020. The increase was a result of the BluJay Acquisition in September 2021 partially offset by the revaluation and change in the composition of the intangible assets associated with the Business Combination in February 2021.

Interest and Other Expense, Net

	Successor	Predecessor
	Three Months Ended	Three Months Ended
($ in thousands)	November 30, 2021	November 30, 2020	$ Change	% Change
Interest and other expense, net	$(10,769)	$(17,575)	$6,806	-39%

Interest and other expense, net was $10.8 million for the three months ended November 30, 2021, an $6.8 million, or 39%, decrease compared to $17.6 million in the prior year. The decrease was primarily driven by the reduction in outstanding debt, as well as the associated interest rate on the debt refinanced in the Business Combination in February 2021.

Change in Tax Receivable Agreement

During the three months ended November 30, 2021, we recorded a $1.5 million expense related to the change in the fair value of the tax receivable agreement liability, including interest. Pursuant to ASC 805, Business Combination and relevant tax law, we calculated the fair value of the tax receivable agreement payments and identified the timing of the utilization of the tax attributes. The tax receivable agreement liability, related to exchanges as of the Business Combination date, is revalued at the end of each reporting period with the gain or loss as well as the associated interest reflected in change in tax receivable agreement liability in the Condensed Consolidated Statements of Operations in the period in which the event occurred. We did not have a tax receivable agreement prior to the Business Combination.

In addition, under ASC 450, transactions with partnership unit holders after the acquisition date will result in additional Tax Receivable Agreement liabilities that are recorded on a gross undiscounted basis. The increase in the Tax Receivable Agreement liability under ASC 450 for the three months ended November 30, 2021 was $3.1 million.

Loss from Change in Fair Value of Warrant Liability

We recorded a loss of $7.2 million during the three months ended November 30, 2021 for the change in fair value on the revaluation of our warrant liability associated with our public, private placement and forward purchase warrants. We are required to revalue the warrants at the end of each reporting period and reflect in the Condensed Consolidated Statements of Operations a gain or loss from the change in fair value of the warrant liability in the period in which the change occurred. We did not have outstanding warrants prior to the Business Combination.

Loss from Change in Fair Value of Contingent Consideration

We recorded a loss of $1.1 million during the three months ended November 30, 2021 for the change in fair value on the revaluation of our contingent consideration associated with our restricted B-2 common stock. We are required to revalue the contingent consideration at the end of each reporting period or upon conversion and reflect in the Condensed Consolidated Statements of Operations a gain or loss from the change in fair value of the contingent consideration in the period in which the change occurred. We did not have restricted Series B-2 common stock prior to the Business Combination.

Provision for Income Taxes

	Successor	Predecessor
	Three Months Ended	Three Months Ended
($ in thousands)	November 30, 2021	November 30, 2020	$ Change	% Change
Loss before income taxes	$(75,053)	$(17,382)	$(57,671)	nm
Income tax benefit (expense)	10,764	(9,685)	20,449	nm

Loss before income taxes was $75.1 million for the three months ended November 30, 2021, a $57.7 million increase compared to $17.4 million for the three months ended November 30, 2020. This increase is primarily related to the $27.2 million acquisition related expenses for the BluJay Acquisition, an $11.0 million increase in the amortization of the intangible assets, a loss of $7.2 million for the fair value adjustments for the warrant liability, a loss of $1.1 million associated with the fair value adjustments for the contingent consideration liability related to the restricted Series B-2 common stock along with the $10.4 million amortization of the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination. These expenses were partially offset by $6.8 million of lower interest expense in the third quarter of fiscal 2022 compared to the same period of the prior year.

Income tax benefit was $10.8 million for the three months ended November 30, 2021 compared to a $9.7 million expense for the three months ended November 30, 2020. The change was primarily due to an increase in loss from continuing operations included in the tax provision for November 30, 2021 that s previously attributable to affiliates as of November 30, 2020. This benefit was partially offset by nondeductible mark-to-market losses associated with contingent liabilities and certain equity consideration liabilities and changes in certain jurisdictions within which we operate as well as the impact to fiscal 2022 of losses attributable to our noncontrolling interest in our affiliate. In accordance with ASC 740-20-45-11, we accounted for the tax effect of the step-up in income tax basis related to transactions with or among shareholders and recognized a deferred tax asset and corresponding increase in stockholders' equity of $36.8 million.

Nine Months Ended November 30, 2021 compared to Nine Months Ended November 30, 2020

Revenue

	Successor	Predecessor
	Nine Months Ended	Nine Months Ended
($ in thousands)	November 30, 2021	November 30, 2020	$ Change	% Change
Revenue:
Subscriptions	$219,728	$209,013	$10,715	5%
Professional services	61,680	40,009	21,671	54%
Total revenue	$281,408	$249,022	$32,386	13%
Percentage of revenue:
Subscriptions	78%	84%
Professional services	22%	16%
Total	100%	100%

Subscriptions revenue was $219.7 million for the nine months ended November 30, 2021, a $10.7 million, or 5%, increase compared to subscriptions revenue of $209.0 million for the nine months ended November 30, 2020. The increase in subscriptions revenue was primarily due to the BluJay Acquisition in fiscal 2022 and new organic subscription sales predominantly driven by increases in products utilized across our current customer portfolio, partially offset by $47.1 million amortization of the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination. With the early adoption of ASU 2021-08, a fair value adjustment to deferred revenue for the BluJay Acquisition was not recorded; therefore, amortization of the fair value adjustment to deferred revenue similar to the Business Combination adjustment will not occur for the BluJay Acquisition.

Professional services revenue was $61.7 million for the nine months ended November 30, 2021, a $21.7 million, or 54%, increase compared to $40.0 million for the nine months ended November 30, 2020. The increase was primarily related to the BluJay Acquisition, new subscription sale and customers delaying projects in fiscal year 2021 due to the COVID-19 pandemic resulting in favorable growth year over year.

Our subscriptions revenue as a percentage of total revenue decreased to 78% for the first nine months of fiscal year 2022 compared to 84% for fiscal 2021 driven primarily by the BluJay Acquisition and the amortizing the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination, in addition to the increase in professional services revenue.

Cost of Revenue, Gross Profit and Gross Margin

	Successor	Predecessor
	Nine Months Ended	Nine Months Ended
($ in thousands)	November 30, 2021	November 30, 2020	$ Change	% Change
Cost of revenue:
Subscriptions	$62,917	$44,566	$18,351	41%
Professional services	38,694	32,791	5,903	18%
Amortization of acquired intangible assets	48,885	15,453	33,432	nm
Total cost of revenue	$150,496	$92,810	$57,686	62%

Gross profit:
Subscriptions	$107,927	$148,995	$(41,068)	-28%
Professional services	22,985	7,217	15,768	nm
Total gross profit	$130,912	$156,212	$(25,300)	-16%

Gross margin:
Subscriptions	49%	71%
Professional services	37%	18%
Total gross margin	47%	63%

Cost of subscriptions was $62.9 million for the nine months ended November 30, 2021, a $18.4 million, or 41%, increase compared to $44.6 million for the nine months ended November 30, 2020. The BluJay Acquisition and increased personnel costs for salaries and incentive compensation accounted for $14.6 million of this increase. Additionally, depreciation expense increased by $2.9 million related to capital expenditures for the expansion of our data centers.

Cost of professional services revenue was $38.7 million for the nine months ended November 30, 2021, a $5.9 million, or 18%, increase compared to $32.8 million for the nine months ended November 30, 2020. The BluJay Acquisition in fiscal year 2022 and an increase in personnel costs for salaries and incentive compensation accounted for $5.5 million of this increase. There was also an additional $0.2 million in increased consulting services.

Amortization of acquired intangible assets was $48.9 million for the nine months ended November 30, 2021, a $33.4 million increase compared to $15.5 million for the nine months ended November 30, 2020, driven primarily by the BluJay Acquisition in September 2021 and revaluation and change in the composition of the intangible assets as part of the Business Combination in February 2021.

Our subscriptions gross margin was 49% for the first nine months of fiscal 2022 as compared to 71% for fiscal 2021 mainly due to the BluJay Acquisition and the amortization of the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination. With the early adoption of ASU 2021-08, the BluJay deferred revenue was recorded under ASC 606 and not at fair value at the acquisition date; therefore, amortization of the fair value adjustment to deferred revenue similar to the Business Combination adjustment will not occur for the BluJay Acquisition.

Our professional services gross margin increased to 37% for the first nine months of fiscal 2022 from 18% in the first nine months of fiscal 2021, primarily due to the BluJay Acquisition, new subscription sales and customers delaying projects in fiscal year 2021 due to the COVID-19 pandemic, which resulted in favorable year-over-year growth.

Research and Development

	Successor	Predecessor
	Nine Months Ended	Nine Months Ended
($ in thousands)	November 30, 2021	November 30, 2020	$ Change	% Change
Research and development	$56,909	$43,212	$13,697	32%
Percentage of revenue	20%	17%

Research and development expenses were $56.9 million for the nine months ended November 30, 2021, a $13.7 million, or 32%, increase compared to $43.2 million in the prior year. The increase was due to the BluJay Acquisition in fiscal year 2022 and major strategic partnership initiatives around product development efforts which resulted in net increased personnel costs for salaries and incentive compensation of $11.3 million. Additionally, share-based compensation expense of $0.8 million and depreciation expense of $1.7 million related to capital expenditures for software contributed to the increase.

Sales and Marketing

	Successor	Predecessor
	Nine Months Ended	Nine Months Ended
($ in thousands)	November 30, 2021	November 30, 2020	$ Change	% Change
Sales and marketing	$41,789	$37,275	$4,514	12%
Percentage of revenue	15%	15%

Sales and marketing expenses were $41.8 million for the nine months ended November 30, 2021, a $4.5 million, or 12%, increase compared to $37.3 million in the prior year. The increase was primarily driven by the BluJay Acquisition in fiscal 2022 and the investment in our new logo sales and marketing resources resulting in additional expenses of $5.4 million. Additionally, share-based compensation increased by $0.9 million. These were offset by a reduction in commissions expenses associated with the revaluation of prepaid commissions as a result of the Business Combination in February 2021.

General and Administrative

	Successor	Predecessor
	Nine Months Ended	Nine Months Ended
($ in thousands)	November 30, 2021	November 30, 2020	$ Change	% Change
General and administrative	$49,989	$30,037	$19,952	66%
Percentage of revenue	18%	12%

General and administrative expenses were $50.0 million for the nine months ended November 30, 2021, a $20.0 million, or 66%, increase compared to $30.0 million in the prior year. The increase was primarily attributable to the BluJay acquisition and costs related to us becoming a public company that were not incurred in the prior year.

Other Operating Expenses

	Successor	Predecessor
	Nine Months Ended	Nine Months Ended
($ in thousands)	November 30, 2021	November 30, 2020	$ Change	% Change
Acquisition and other related expenses	$50,168	$11,354	$38,814	nm
Amortization of acquired intangible assets	26,843	25,365	1,478	6%
Total other operating expenses	$77,011	$36,719	$40,292	nm

Acquisition and other related expenses were $50.2 million for the nine months ended November 30, 2021, a $38.8 million increase compared to $11.4 million for the nine months ended November 30, 2020. The increase was mainly related to legal and consulting expenses associated with the acquisition of BluJay in fiscal 2022.

Amortization of acquired intangible assets was $26.8 million for the nine months ended November 30, 2021, a $1.5 million, or 6%, increase, compared to $25.4 million for the nine months ended November 30, 2020. The increase was a result of the BluJay Acquisition and the revaluation and change in the composition of the intangible assets associated with the Business Combination in February 2021.

Interest and Other Expense, Net

	Successor	Predecessor
	Nine Months Ended	Nine Months Ended
($ in thousands)	November 30, 2021	November 30, 2020	$ Change	% Change
Interest and other expense, net	$(22,004)	$(53,255)	$31,251	-59%

Interest and other expense, net was $22.0 million for the nine months ended November 30, 2021, a $31.3 million, or 59%, decrease compared to $53.3 million in the prior year. The decrease was primarily driven by the reduction in outstanding debt, as well as the associated interest rate on the debt refinanced in the Business Combination in February 2021.

Change in Tax Receivable Agreement

During the nine months ended November 30, 2021, we recorded a $4.6 million expense related to the change in the fair value of the tax receivable agreement liability under ASC 805, including interest. We have calculated the fair value of the tax receivable agreement payments and identified the timing of the utilization of the tax attributes. The tax receivable agreement liability, related to exchanges as of the Business Combination date, is revalued at the end of each reporting period with the gain or loss as well as the associated interest reflected in change in tax receivable agreement liability in the Condensed Consolidated Statements of Operations in the period in which the event occurred. We did not have a tax receivable agreement prior to the Business Combination.

In addition, under ASC 450, transactions with partnership unit holders after the acquisition date will result in additional Tax Receivable Agreement liabilities that are recorded on a gross undiscounted basis. The increase in the Tax Receivable Agreement liability under ASC 450 for the nine months ended November 30, 2021 was $13.2 million.

Loss from Change in Fair Value of Warrant Liability

We recorded a loss of $48.4 million during the nine months ended November 30, 2021 for the change in fair value on the revaluation of our warrant liability associated with our public, private placement and forward purchase warrants. We are required to revalue the warrants at the end of each reporting period and reflect in the Condensed Consolidated Statements of Operations a gain or loss from the change in fair value of the warrant liability in the period in which the change occurred. We did not have outstanding warrants prior to the Business Combination.

Loss from Change in Fair Value of Contingent Consideration

We recorded a loss of $91.2 million during the nine months ended November 30, 2021 for the change in fair value on the revaluation of our contingent consideration associated with our restricted Series B-1 and B-2 common stock and Sponsor Side Letter. We are required to revalue the contingent consideration at the end of each reporting period or upon conversion and reflect in the Condensed Consolidated Statements of Operations a gain or loss from the change in fair value of the contingent consideration in the period in which the change occurred. The Series B-1 common stock converted into Class A Common Stock on June 8, 2021. We did not have restricted Series B-1 and B-2 common stock prior to the Business Combination.

Provision for Income Taxes

	Successor	Predecessor
	Nine Months Ended	Nine Months Ended
($ in thousands)	November 30, 2021	November 30, 2020	$ Change	% Change
Loss before income taxes	$(261,024)	$(44,286)	$(216,738)	nm
Income tax benefit (expense)	3,392	(24,073)	27,465	nm

Loss before income taxes was $261.0 million for the nine months ended November 30, 2021, a $216.7 million increase compared to $44.3 million for the nine months ended November 30, 2020. This increase is primarily related to the $33.7 million acquisition related expenses for the BluJay Acquisition, a loss of $48.4 million for the fair value adjustments for the warrant liability and $91.2 million associated with the fair value adjustments for the contingent consideration liability related to the Sponsor Side Letter and restricted Series B-1 and B-2 common stock along with the $47.1 million amortization of the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination. These expenses were partially offset by $31.3 million of lower interest expense in fiscal 2022 compared to fiscal 2021.

Income tax benefit was $3.4 million for the nine months ended November 30, 2021 compared to expense of $24.1 million for the nine months ended November 30, 2020. The change was primarily due to an increase in loss from continuing operations included in the tax provision for November 30, 2021 that was previously attributable to affiliates as of November 30, 2020. This benefit was partially offset by nondeductible mark-to-market losses associated with contingent liabilities and certain equity consideration liabilities and changes in valuation allowances in certain jurisdictions within which we operate as well as the impact to fiscal 2022 of losses attributable to our noncontrolling interest in our affiliate. In accordance with ASC 740-20-45-11, we accounted for the tax effect of the step-up in income tax basis related to transactions with or among shareholders and recognized a deferred tax asset and corresponding increase in stockholders' equity of $36.8 million.

Non-GAAP Financial Measures

We have included below Non-GAAP revenue, Non-GAAP subscriptions revenue, Non-GAAP gross profit, Non-GAAP gross margin, EBITDA and Adjusted EBITDA, which are non-GAAP performance measures that we use to supplement our results presented in accordance with U.S. GAAP. We believe these non-GAAP measures are useful in evaluating our operating performance, as they are similar to measures reported by our public competitors and are regularly used by security analysts, institutional investors and other interested parties in analyzing operating performance and prospects. These non-GAAP measures are not intended to be a substitute for any U.S. GAAP financial measure and, as calculated, may not be comparable to other similarly titled measures of performance of other companies in other industries or within the same industry.

We calculate and define Non-GAAP revenue and subscriptions revenue excluding amortization of the deferred revenue fair value adjustment related to the purchase price allocation in the Business Combination. We calculate and define Non-GAAP gross profit as gross profit excluding amortization of the deferred revenue fair value adjustment, depreciation and amortization, share-based compensation and certain other non-cash and non-recurring items. We define and calculate EBITDA as net income or losses excluding interest income or expense, income tax expense or benefit, depreciation and amortization and Adjusted EBITDA as further adjusted for the following items: amortization of the deferred revenue fair value adjustment, transaction-related costs, changes in the tax receivable agreement liability, (gain) loss from changes in the fair value of the warrant liability and contingent consideration, share-based compensation and certain other non-cash and non-recurring items as described in the reconciliation below. We also report Non-GAAP gross profit and Adjusted EBITDA as a percentage of Non-GAAP revenue as additional measures to evaluate financial performance.

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

The table below presents our Non-GAAP revenue reconciled to our reported revenue, the closest U.S. GAAP measure, for the periods indicated:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	November 30, 2021	November 30, 2020	November 30, 2021	November 30, 2020
Subscriptions revenue	$106,969	$70,374	$219,728	$209,013
Business Combination adjustment (1)	10,394	—	47,099	—
Non-GAAP subscriptions revenue	117,363	70,374	266,827	209,013
Professional services revenue	30,033	13,707	61,680	40,009
Non-GAAP revenue	$147,396	$84,081	$328,507	$249,022

(1)
Amortization of the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination.

The table below presents our Non-GAAP gross profit reconciled to our reported gross profit, the closest U.S. GAAP measure, for the periods indicated:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	November 30, 2021	November 30, 2020	November 30, 2021	November 30, 2020
Gross profit
Reported gross profit	$64,216	$52,222	$130,912	$156,212
Business Combination adjustment (1)	10,394	—	47,099	—
Depreciation and amortization	27,771	6,994	56,823	20,373
Non-recurring/non-operating costs (2)	506	263	1,090	467
Share-based and unit-based compensation (3)	482	239	1,012	525
Non-GAAP gross profit	$103,369	$59,718	$236,936	$177,577
Gross margin	46.9%	62.1%	46.5%	62.7%
Non-GAAP gross margin	70.1%	71.0%	72.1%	71.3%

(1)
Amortization of the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination.
(2)
Primarily includes foreign currency exchange gain and losses and other non-recurring expenses such as systems integrations, legal entity simplification, advisory fees and expenses related to retention of key employees from acquisitions.
(3)
Reflects non-cash, long-term share-based and unit-based compensation expense, primarily related to senior management.

The table below presents our Adjusted EBITDA reconciled to our net loss, the closest U.S. GAAP measure, for the periods indicated:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	November 30, 2021	November 30, 2020	November 30, 2021	November 30, 2020
Net loss	$(64,289)	$(27,067)	$(257,632)	$(68,359)
Adjustments:
Interest expense, net	9,981	16,974	22,161	52,999
Income tax expense	(10,764)	9,685	(3,392)	24,073
Depreciation and amortization	50,496	17,310	91,496	51,176
EBITDA	(14,576)	16,902	(147,367)	59,889
EBITDA Margin	-10.6%	20.1%	-52.4%	24.0%
Business Combination adjustment (1)	10,394	—	47,099	—
Acquisition-related adjustments (2)	33,216	5,968	50,168	11,354
Change in tax receivable agreement liability (3)	1,470	—	4,606	—
Loss from change in fair value of warrant liability (4)	7,232	—	48,448	—
Loss from change in fair value of contingent consideration (5)	1,140	—	91,180	—
Non-recurring/non-operating costs (6)	2,987	2,982	5,486	3,401
Share-based and unit-based compensation (7)	4,027	2,403	8,961	6,724
Adjusted EBITDA	$45,890	$28,255	$108,581	$81,368
Adjusted EBITDA Margin	31.1%	33.6%	33.1%	32.7%

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
(7)
Reflects non-cash, long-term share-based and unit-based compensation expense, primarily related to senior management.

Three Months Ended November 30, 2021 compared to Three Months Ended November 30, 2020

Non-GAAP Subscriptions Revenue

	Successor	Predecessor
	Three Months Ended	Three Months Ended
($ in thousands)	November 30, 2021	November 30, 2020	$ Change	% Change
Non-GAAP subscriptions revenue	$117,363	$70,374	$46,989	67%

Non-GAAP subscriptions revenue was $117.4 million for the three months ended November 30, 2021, a $47.0 million, or 67%, increase compared to $70.4 million for the three months ended November 30, 2020. The increase in Non-GAAP subscriptions revenue relates to the BluJay Acquisition and new organic subscription sales predominately driven by increases in products utilized across our customer portfolio alongside strategic partnership initiatives.

Non-GAAP Revenue

	Successor	Predecessor
	Three Months Ended	Three Months Ended
($ in thousands)	November 30, 2021	November 30, 2020	$ Change	% Change
Non-GAAP revenue	$147,396	$84,081	$63,315	75%

Non-GAAP revenue was $147.4 million for the three months ended November 30, 2021, a $63.3 million, or 75%, increase compared to $84.1 million for the three months ended November 30, 2020. The increase in Non-GAAP revenue was mainly due to the $47.0 million increase in our subscriptions revenue related to the BluJay Acquisition and new organic sales driven by increases in products utilized across our current customer portfolio. Additionally, $16.3 million of the increase was due to an increase in our professional services revenue primarily related to the BluJay Acquisition, new subscription sales and customers delaying projects in fiscal year 2021 due to the COVID-19 pandemic, which resulted in favorable year-over-year growth.

Gross Profit

	Successor	Predecessor
	Three Months Ended	Three Months Ended
($ in thousands)	November 30, 2021	November 30, 2020	$ Change	% Change
Gross profit	$64,216	$52,222	$11,994	23%
Gross margin	46.9%	62.1%

Gross profit was $64.2 million for the three months ended November 30, 2021, a $12.0 million, or 23%, increase compared to $52.2 million for three months ended November 30, 2020. The increase in gross profit was primarily due to the BluJay Acquisition partially offset by the $10.4 million amortization of the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination. Gross margin was 47% for the third quarter of fiscal 2022 compared to 62% for the third quarter of fiscal 2021.

Non-GAAP Gross Profit

	Successor	Predecessor
	Three Months Ended	Three Months Ended
($ in thousands)	November 30, 2021	November 30, 2020	$ Change	% Change
Non-GAAP gross profit	$103,369	$59,718	$43,651	73%
Non-GAAP gross margin	70.1%	71.0%

Non-GAAP gross profit was $103.4 million for the three months ended November 30, 2021, a $43.7 million, or 73%, increase compared to $59.7 million for the three months ended November 30, 2020. The increase in adjusted gross profit was due to increase in Non-GAAP subscriptions revenue and professional services revenue as discussed above. The Non-GAAP gross margin was slightly down in the third quarter of fiscal 2022 at 70% compared to 71% in the third quarter of fiscal 2021.

EBITDA

	Successor	Predecessor
	Three Months Ended	Three Months Ended
($ in thousands)	November 30, 2021	November 30, 2020	$ Change	% Change
EBITDA	$(14,576)	$16,902	$(31,478)	nm
EBITDA margin	-10.6%	20.1%

EBITDA was a loss of $14.6 million for the three months ended November 30, 2021, a $31.5 million decrease compared to $16.9 million for three months ended November 30, 2020. EBITDA margins decreased to a negative 11% for the third quarter of fiscal 2022 compared to 20% in the prior year. The decrease in EBITDA and EBITDA margin was primarily related to the $10.4 million amortization of the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination, the loss of $7.2 million for the fair value adjustment for the warrant liability and loss of $1.1 million associated with the fair value adjustment for the contingent consideration liability related to the restricted Series B-2 common stock and the additional $27.2 million of acquisition related expenses incurred during the third quarter of fiscal 2022 mainly related to the BluJay Acquisition, partially offset by higher revenues in fiscal 2022.

Adjusted EBITDA

	Successor	Predecessor
	Three Months Ended	Three Months Ended
($ in thousands)	November 30, 2021	November 30, 2020	$ Change	% Change
Adjusted EBITDA	$45,890	$28,255	$17,635	62%
Adjusted EBITDA margin	31.1%	33.6%

Adjusted EBITDA was $45.9 million for the three months ended November 30, 2021, a $17.6 million, or 62%, increase compared to $28.3 million for the three months ended November 30, 2020. Adjusted EBITDA margin was lower at 31% for the third quarter of fiscal 2022 compared to 34% for the third quarter of fiscal 2021. The Adjusted EBITDA decline was primarily due to public company costs and the BluJay Acquisition for which synergy savings are not fully realized.

Nine Months Ended November 30, 2021 compared to Nine Months Ended November 30, 2020

Non-GAAP Subscriptions Revenue

	Successor	Predecessor
	Nine Months Ended	Nine Months Ended
($ in thousands)	November 30, 2021	November 30, 2020	$ Change	% Change
Non-GAAP subscriptions revenue	$266,827	$209,013	$57,814	28%

Non-GAAP subscriptions revenue was $266.8 million for the nine months ended November 30, 2021, a $57.8 million, or 28%, increase compared to $209.0 million for the nine months ended November 30, 2020. The increase in Non-GAAP subscriptions revenue relates to the BluJay Acquisition and new organic subscription sales predominately driven by increases in products utilized across our customer portfolio alongside strategic partnership initiatives.

Non-GAAP Revenue

	Successor	Predecessor
	Nine Months Ended	Nine Months Ended
($ in thousands)	November 30, 2021	November 30, 2020	$ Change	% Change
Non-GAAP revenue	$328,507	$249,022	$79,485	32%

Non-GAAP revenue was $328.5 million for the nine months ended November 30, 2021, a $79.5 million, or 32%, increase compared to $249.0 million for the nine months ended November 30, 2020. The increase in Non-GAAP revenue was mainly due to the $57.8 million increase in our subscriptions revenue related to the BluJay Acquisition and new organic sales driven by increases in products utilized across our current customer portfolio. Additionally, $21.7 million of the increase was due to an increase in our professional services revenue primarily related to the BluJay Acquisition, new subscription sales and customers delaying projects in fiscal year 2021 due to the COVID-19 pandemic, which resulted in favorable year-over-year.

Gross Profit

	Successor	Predecessor
	Nine Months Ended	Nine Months Ended
($ in thousands)	November 30, 2021	November 30, 2020	$ Change	% Change
Gross profit	$130,912	$156,212	$(25,300)	-16%
Gross margin	46.5%	62.7%

Gross profit was $131.0 million for the nine months ended November 30, 2021, a $25.3 million, or 16%, decrease compared to $156.2 million for nine months ended November 30, 2020. The decrease in gross profit was primarily due to the $47.1 million amortization of the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination. Gross margin was 47% for the first nine months of fiscal 2022 compared to 63% for the first nine months of fiscal 2021.

Non-GAAP Gross Profit

	Successor	Predecessor
	Nine Months Ended	Nine Months Ended
($ in thousands)	November 30, 2021	November 30, 2020	$ Change	% Change
Non-GAAP gross profit	$236,936	$177,577	$59,359	33%
Non-GAAP gross margin	72.1%	71.3%

Non-GAAP gross profit was $236.9 million for the nine months ended November 30, 2021, a $59.4 million, or 33%, increase compared to $177.6 million for the nine months ended November 30, 2020. The increase in adjusted gross profit was due to increase in Non-GAAP subscriptions revenue and professional services revenue as discussed above. The Non-GAAP gross margin increased to 72% for the first nine months of fiscal 2022 from 71% for the first nine months of fiscal 2021.

EBITDA

	Successor	Predecessor
	Nine Months Ended	Nine Months Ended
($ in thousands)	November 30, 2021	November 30, 2020	$ Change	% Change
EBITDA	$(147,367)	$59,889	$(207,256)	nm
EBITDA margin	-52.4%	24.0%

EBITDA was a loss of $147.4 million for the nine months ended November 30, 2021, a $207.3 million decrease compared to $59.9 million for the nine months ended November 30, 2020. EBITDA margins decreased to a negative 52% for the first nine months of fiscal 2022 compared to 24% in the prior year. The decrease in EBITDA and EBITDA margin was primarily related to the $47.1 million amortization of the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination, a loss of $48.4 million for the fair value adjustment for the warrant liability and a loss of $91.2 million associated with the fair value adjustment for the contingent consideration liability related to the Sponsor Side Letter and restricted Series B-1 and B-2 common stock and the additional $33.7 million of acquisition related expenses incurred during fiscal 2022 related to the BluJay Acquisition, partially offset by higher revenues in fiscal 2022.

Adjusted EBITDA

	Successor	Predecessor
	Nine Months Ended	Nine Months Ended
($ in thousands)	November 30, 2021	November 30, 2020	$ Change	% Change
Adjusted EBITDA	$108,581	$81,368	$27,213	33%
Adjusted EBITDA margin	33.1%	32.7%

Adjusted EBITDA was $108.6 million for the nine months ended November 30, 2021, a $27.2 million, or 33%, increase compared to $81.4 million for the nine months ended November 30, 2020. Adjusted EBITDA margins were consistent at 33% for the first nine months of fiscal 2022 and 2021.

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

We had $56.5 million in cash and cash equivalents and $155.0 million of unused borrowing capacity under our 2021 Revolving Credit Facility as of November 30, 2021. See Note 10, Notes Payable to the Notes to the Unaudited Condensed Consolidated Financial Statements. We believe our existing cash and cash equivalents, cash provided by operating activities and, if necessary, the borrowing capacity under our 2021 Revolving Credit Facility will be sufficient to meet our working capital, debt repayment and capital expenditure requirements for at least the next twelve months.

In the future, we may enter into arrangements to acquire or invest in complementary businesses. To facilitate these acquisitions or investments, we may seek additional equity or debt financing.

Debt

2021 Term Loan and Revolving Credit Facility

On February 4, 2021, as part of the Business Combination, E2open, LLC, our subsidiary, entered into the 2021 Term Loan for $525.0 million and the 2021 Revolving Credit Facility for $75.0 million. On September 1, 2021, as part of the BluJay Acquisition, the 2021 Credit Agreement was amended to include a $380.0 million incremental term loan, an increase in the letter of credit sublimit from $15.0 million to $30.0 million and an increase in the 2021 Revolving Credit Facility from $75.0 million to $155.0 million.

The 2021 Term Loan will mature on February 4, 2028, while the 2021 Revolving Credit Facility will mature on February 4, 2026. E2open, LLC can request increases in the revolving commitments and additional term loan facilities, in minimum amounts of $2.0 million for each facility. The Credit Agreement was payable in quarterly installments of $1.3 million beginning in August 2021; however, the payments were increased to $2.3 million with the addition of the incremental term loan beginning in November 2021. The Credit Agreement is payable in full on February 4, 2028.

The 2021 Term Loan has a variable interest rate which was 4.00% and 3.69% as of November 30, 2021 and February 28, 2021, respectively. Principal payments of $1.3 million are due on the last day of each February, May, August and November commencing August 2021. As of November 30, 2021 and February 28, 2021, the 2021 Term Loan had a principal balance outstanding of $901.4 million and $525.0 million, respectively, and there were no amounts drawn on the 2021 Revolving Credit Facility.

Cash Flows

The following table presents net cash from operating, investing and financing activities:

	Successor	Predecessor
	Nine Months Ended	Nine Months Ended
($ in thousands)	November 30, 2021	November 30, 2020
Net cash provided by operating activities	$28,182	$30,054
Net cash used in investing activities	(798,859)	(12,048)
Net cash provided by (used in) financing activities	632,987	(8,078)
Effect of exchange rate changes on cash and cash equivalents	1,657	101
Net (decrease) increase in cash, cash equivalents and restricted cash	(136,033)	10,029
Cash, cash equivalents and restricted cash at beginning of period	207,542	48,428
Cash, cash equivalents and restricted cash at end of period	$71,509	$58,457

Nine Months Ended November 30, 2021 compared to Nine Months Ended November 30, 2020

As of November 30, 2021, our consolidated cash, cash equivalents and restricted cash was $71.5 million, a $136.0 million decrease from our balance of $207.5 million as of February 28, 2021.

Net cash provided by operating activities for the nine months ended November 30, 2021 was $28.2 million compared to $30.1 million for the nine months ended November 30, 2020. The $1.9 million decrease in cash was primarily driven by expenses related to the BluJay Acquisition offset by additional revenue from BluJay, organic growth and customers delaying projects in fiscal year 2021 due to the COVID-19 pandemic.

Net cash used in investing activities was $798.9 million and $12.0 million for the nine months ended November 30, 2021 and 2020, respectively. During fiscal year 2022, $774.2 million was used for the BluJay Acquisition. During the nine months of fiscal year 2022 and 2021, $24.6 million and $12.0 million were used for the acquisition of property and software related to our data centers, respectively.

Net cash provided by financing activities for the nine months ended November 30, 2021 was $633.0 million compared to net cash used of $8.1 million for nine months ended November 30, 2020. The increase in cash provided by financing activities was mainly due to the $300.0 million in PIPE investment proceeds, additional borrowings of $380.0 million for the BluJay Acquisition and $15.0 million under the 2021 Revolving Credit Facility in fiscal 2022. We only borrowed $15.6 million during the first nine months of fiscal 2021. During the first nine months of fiscal 2021 we received $3.4 million of proceeds from the sale of membership units. We repaid $3.0 million more in debt in fiscal 2021 than in fiscal 2022. The repayment of financing lease obligations was $1.3 million higher in fiscal 2022 than in fiscal 2021. Additionally, we paid $2.5 million for the repurchase of common stock to pay withholding taxes, $16.8 million for the repurchase of Common Units upon conversion, $7.1 million of offering costs associated with the PIPE investment financing and $10.4 million in debt issuance costs related to the additional borrowings in fiscal 2022.

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

The liability related to the Tax Receivable Agreement was $67.9 million as of November 30, 2021, consisting of Tax Receivable liabilities recorded under ASC 805 of $54.7 million and $13.2 million under ASC 450, assuming (1) a constant corporate tax rate of 24.1%, (2) no dispositions of corporate subsidiaries, (3) no material changes in tax law and (4) we do not elect an early termination of the Tax Receivable Agreement. However, due to the uncertainty of various factors, including: (a) the timing and value of future exchanges, (b) the amount and timing of our future taxable income, (c) changes in our tax rate, (d) no future dispositions of any corporate stock and (e) changes in the tax law, the likely tax savings we will realize and the resulting amounts we are likely to pay to the E2open Sellers pursuant to the Tax Receivable Agreement are uncertain. Additionally, interest will accrue on the portion of the Tax Receivable Agreement liability recorded under ASC 805 at a rate of LIBOR plus 100 basis points. The portion of the Tax Receivable Agreement liability under ASC 450 is recorded on a gross undiscounted basis.

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

Conversion of Contingent Consideration

The contingent consideration liability was $67.0 million and $150.8 million as of November 30, 2021 and February 28, 2021, respectively. The fair value remeasurements resulted in a loss of $1.1 million and $91.2 million for the three and nine months ended November 30, 2021, respectively. There was no gain or loss for the three and nine months ended November 30, 2020 as the contingent consideration liability was not recorded until February 4, 2021. The contingent liability represents the Series B-1 common stock, Series B-2 common stock, Series 1 RCUs and Series 2 RCUs.

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

Our non-cancelable operating leases for our office spaces have various expiration dates through August 2029. Under these leases, our undiscounted future cash flows utilized in the calculation of the lease liabilities as of November 30, 2021 were: $2.7 million for December 1, 2021 through February 28, 2022, $8.2 million for fiscal 2023, $6.9 million for fiscal 2024, $4.9 million for fiscal 2025, $3.0 million for fiscal 2026 and $4.1 million thereafter. These numbers include interest of $2.5 million.

Our non-cancelable financing lease arrangements relate to software and computer equipment as well as vehicles and have various expiration dates through June 2025. We have the right to purchase the software and computer equipment anytime during the lease or upon lease completion. We do not have the right to purchase the vehicles. Under these leases, our undiscounted future cash flows utilized in the calculation of the lease liabilities as of November 30, 2021 were: $0.4 million for December 1, 2021 through February 28, 2022, $2.3 million for fiscal 2023 and $2.1 million for fiscal 2024. These numbers include interest of $0.3 million.

Off-Balance Sheet Arrangements

We are responsible for reimbursement of outstanding obligations related to any letters of credit issued under our $30.0 million available letters of credit accessible under our $155.0 million 2021 Revolving Credit Facility. We do not have any other material off-balance sheet arrangements or contingent commitments. There were no outstanding letters of credit or borrowings under the 2021 Revolving Credit Facility as of November 30, 2021 and February 28, 2021.

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

There have been no changes to our critical accounting policies and estimates during the three and nine months ended November 30, 2021 from those previously disclosed in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Annual Report.

Recent Accounting Pronouncements

For information related to recent accounting pronouncement and our anticipated impact, see Note 2, Accounting Standards to the Notes to the Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the market risks during the three and nine months ended November 30, 2021 from those previously disclosed in Part II, Item 7A., Quantitative and Qualitative Disclosures About Market Risk of our 2021 Form 10-K, except as described below.

Foreign Currency Exchange Rate Risk

The functional currency of our foreign subsidiaries is generally the local currency. Assets and liabilities are translated into U.S. dollars at the exchange rate in effect as of the consolidated balance sheet date.

As a result of the BluJay Acquisition, our foreign operations have substantially increased resulting in significant expenses, assets and liabilities denominated in foreign currencies. The currencies of our operations are now the Australia dollar, British pound, Canada dollar, Danish krone, the Euro, Hong Kong dollar, Malaysia ringgit, People's Republic of China renminbi and the Singapore dollar. As a result, our operating results, profitability and cash flows are impacted when the U.S. dollar fluctuates relative to these foreign currencies. We translate our foreign currency-denominated results of operations, assets and liabilities for our foreign subsidiaries to U.S. dollars in our unaudited condensed consolidated financial statements. Increases and decreases in the value of the U.S. dollar compared with such foreign currencies will affect our reported results of operations and the value of our assets and liabilities on our unaudited condensed consolidated balance sheets, even if our results of operations or the value of those assets and liabilities has not changed in its original currency. These transactions could significantly affect the comparability of our results between financial periods or result in significant changes to the carrying value of our assets, liabilities and shareholders' equity.

We cannot give any assurances as to the effect that future changes in foreign currency rates will have on our financial position, operating results or cash flows.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the quarter ended November 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We review our disclosure controls and procedures, which may include internal controls over financial reporting, on an ongoing basis. From time to time, management makes changes to enhance the effectiveness of these controls and ensure that they continue to meet the needs of our business activities over time.

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

Item 1A. Risk Factors.

There have been no material changes in our risk factors during the three and nine months ended November 30, 2021 from those previously disclosed in Part I, Item 1A., Risk Factors of our 2021 Form 10-K, Part II, Item 1A., Risk Factors of our May 31, 2021 Form 10-Q filed with the SEC on July 16, 2021 (Q1 2022 Form 10-Q) and Part II, Item 1A., Risk Factors of our August 31, 2021 Form 10-Q filed with the SEC on October 13, 2021 (Q2 2022 Form 10-Q), other than set forth below. You should carefully consider the risk factors discussed in our 2021 Form 10-K, Q1 2022 Form 10-Q and Q2 2022 Form 10-Q, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or future results.

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

As we continue to grow and as threat actors have become more sophisticated, we have observed increased threat activity to our products and systems. We are the target of attempts on a regular basis to identify and exploit system vulnerabilities and/or penetrate or bypass our security measures in order to gain unauthorized access to our systems. To mitigate these risks, we employ multiple methods at different layers of our systems to defend against intrusion and attack. We do not have visibility into all unauthorized incursions, however, our systems could experience incursions of which we are not aware. When we become aware of unauthorized access to our systems, we take steps intended to identify and remediate the source and impact of the incursions. Despite our efforts to keep our systems secure and remedy identified vulnerabilities, future attacks could be successful and result in contractual liability to clients or loss of client trust and ultimately client business.

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

In December 2021, the Apache Software Foundation publicly disclosed a remote code execution (RCE) vulnerability in its Log4j 2 product (Log4j), an open-source component widely used in Java-based software applications to log and track error messages. In the subsequent weeks, the foundation disclosed several additional RCE vulnerabilities, expanding the opportunities for bad actors and attackers to remotely access a target using Log4j and potentially steal data, install malware or take control of the target's system. Certain applications in the E2open product suite and infrastructure did utilize the affected versions of Log4j. Although in accordance with our cybersecurity incidence response protocol, we identified and remediated all areas with known Log4j vulnerabilities, we expect the risk of additional vulnerabilities and potential attacks to continue for several months given the complexity and widespread nature of the situation.

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

Risks Related to the Global Pandemic

Mandatory COVID-19 vaccination of employees or testing of employees could impact our workforce and have a material adverse effect on our business and results of operations.

In September 2021, President Biden announced a proposed new rule requiring all employers with at least 100 employees to require that their employees be fully vaccinated or tested weekly. In November 2021, the U.S. Department of Labor's Occupational Safety and Health Administration (OSHA) issued an emergency temporary standard (ETS) to carry out this mandate. The ETS is subject to multiple legal challenges, which have delayed its implementation. Due to the uncertainty of the outcome of the legal challenges to the ETS, as well as the uncertainty in implementation details, we cannot anticipate the precise impact it might have on our business Any such mandate could have a material adverse impact on our business and results of operations, including workforce restraints and increased costs.

As a global company, it is anticipated that we would be subject to COVID-19 vaccination and testing mandates should the ETS or similar regulations go into effect in other jurisdictions in which we operate. Implementation of these requirements by us may result in employee attrition, including attrition of critically skilled labor, absenteeism within our skilled labor force, challenges securing future labor needs, inefficiencies connected to employee turnover and costs associated with implementation and on-going compliance, which could have a material adverse effect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

There were no shares withheld by us and transferred to treasury shares in connection with tax withholdings upon the conversion or exercise of any stock, award or warrant during the third quarter of fiscal year 2022.

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

3.4	Bylaws of the E2open Parent Holdings, Inc. (incorporated by reference to Exhibit 3.3 of E2open Parent Holdings, Inc.’s Form 8-K (File 001-39272) filed with the SEC of February 10, 2021).
10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.5 of E2open Parent Holdings, Inc.’s Form 8-K (File No. 001-39272) filed with the SEC on June 1, 2021).
10.2	Form of Lock-up Agreement (incorporated by reference to Exhibit 10.2 of E2open Parent Holdings, Inc.'s Form 8-K (File No. 001-39272), filed with the SEC on September 3, 2021).
10.3

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

E2open Parent Holdings, Inc.

Date: January 12, 2022	By:	/s/ Michael A. Farlekas
Michael A. Farlekas
Chief Executive Officer

Date: January 12, 2022	By:	/s/ Jarett J. Janik
Jarett J. Janik
Chief Financial Officer