Form 10-K/A
period 2020-12-31
E2open Parent Holdings, Inc.
filed 2022-04-19
CIK 1800347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission File Number 001-39272

CC NEUBERGER PRINCIPAL HOLDINGS I

(now known as E2open Parent Holdings, Inc.)

(Exact name of registrant as specified in its charter)

Delaware		86-1874570
(State or other jurisdiction of incorporation)		(IRS Employer Identification No.)

9600 Great Hills Trail, Suite 300E Austin, TX		78759
(address of principal executive offices)		(zip code)
866-432-6736
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	ETWO	The New York Stock Exchange
Warrants exercisable for one share of Class A common stock at an exercise price of 11.50	ETWO-WT	The New York Stock Exchange

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

As of April 12, 2022, 301,362,547 shares of Class A common stock, par value $0.0001, and 33,560,839 shares of Class V common stock, par value $0.0001, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Registration Statement on Form S-1 (No. 333-253969) are incorporated by reference in Part I of this Annual Report on Form 10K/A to the extent stated herein and filed as Exhibits 99.1, 99.2 and 99.3 of this Annual Report on Form 10-K/A.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), or the context otherwise requires, references to:

founder shares

are to the Class B ordinary shares initially issued to CC Neuberger Principal Holdings Sponsor, LLC in private placements prior to the initial public offering of CC Neuberger Principal Holdings I and the Class A ordinary shares that were issued upon the automatic conversion of the Class B ordinary shares at the time of the business combination with E2open Parent Holdings, Inc.

CCNB1	is to CC Neuberger Principal Holdings I
IPO	is to CCNB1's initial public offering of its units (consisting of one Class A ordinary share and one-third of one redeemable warrant) completed on April 28, 2020
private placement warrants	are to the warrants issued to CC Neuberger Principal Holdings Sponsor, LLC in a private placement simultaneously with the closing of the IPO of CCNB1
sponsor	is to CC Neuberger Principal Holdings Sponsor, LLC, a Delaware exempted limited liability company; and
we, us, Company, our Company, E2open	are to E2open Parent Holdings, Inc., a Delaware corporation

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

EXPLANATORY NOTES

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

RESTATEMENT

Included in this Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020 (the or this “Amendment”), the Company is restating (i) the unaudited financial statements for the three months ended June 30, 2020 and period from January 14, 2020 (inception) through June 30, 2020 and three months ended September 30, 2020 and period from January 14, 2020 (inception) through September 30, 2020, as well as (ii) the audited financial statements for the period from January 14, 2020 (inception) through December 31, 2020.

Background of Restatement

The Company has re-evaluated CCNB1's application of ASC 480-10-S99-3A to CCNB1's accounting classification of the redeemable outstanding Class A ordinary shares, par value $0.0001 per share (the “Public Shares”), issued as part of the units sold in CCNB1's IPO. Historically, a portion of the Class A ordinary shares were classified as permanent equity to maintain shareholders’ equity greater than $5 million on the basis that CCNB1 would not redeem its Class A ordinary shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the CCNB1's amended and restated certificate of incorporation (the “Charter”). Pursuant to such re-evaluation, the Company’s management has determined that the Class A ordinary shares include certain provisions that require classification of all of the Class A ordinary shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. Effective with these financial statements, the Company also clarifies that the definition of net tangible assets includes both permanent equity and redeemable equity. In addition, in connection with the change in presentation for the Class A ordinary shares, the Company determined it should restate its earnings per share calculation to allocate income and losses pro rata between the two classes of shares. This presentation contemplates the Business Combination in which both classes of shares share pro rata in the income and losses of CCNB1.

Therefore, the Company’s management and the Audit Committee of the Company’s board of directors concluded that CCNB1's previously issued audited financial statements included in the Form 10-K for the fiscal year ended December 31, 2020 (“2020 Form 10-K”) and restated unaudited interim financial statements included in the 2020 Form 10-K as of June 30, 2020 and September 30, 2020 and for the (1) three months ended June 30, 2020, (2) period from January 14, 2020 (inception) through June 30, 2020, (3) three months ended September 30, 2020 and (4) period from January 14, 2020 (inception) through September 30, 2020 (collectively, the “Affected Periods”), should be restated to report all Class A ordinary shares as temporary equity and should no longer be relied upon. As such, the Company will restate CCNB1's financial statements for the Affected Periods in this Form 10-K/A and for CCNB1's audited financial statements included in the 2020 Form 10-K.

The restatement does not have an impact on CCNB1's cash position and cash held in the trust account established in connection with the IPO.

The Company’s management has concluded that a material weakness existed in CCNB1's internal control over financial reporting prior to the Business Combination and disclosure controls and procedures were not effective.

Items Amended

The Company is filing this Amendment to amend and restate the 2020 Form 10-K with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1.A, Risk Factors

Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9.A. Controls and Procedures

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in the Annual Report on Form 10-K of CCNB1 as of and for the period ended December 31, 2020, as filed with the SEC on May 5, 2021 (the “Original Filing”) is being

v

amended or updated by this Amendment, other than as described herein, this Amendment does not purport to reflect any information or events subsequent to the Original Filing. CCNB1 has not amended its previously filed Quarterly Report on Form 10-Q for the periods affected by the restatement. This Amendment continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, CCNB1 has not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and the subsequent filings made with the SEC.

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

On April 28, 2020, CCNB1 consummated the IPO of 41,400,000 units, including the issuance of 5,400,000 units as a result of the full exercise of the underwriters’ over-allotment option, at $10.00 per unit, generating gross proceeds of $414.0 million. Simultaneously with the closing of the IPO, CCNB1 consummated a private placement of 10,280,000 private placement warrants at a price of $1.00 per private placement warrant to the sponsor, generating gross proceeds of $10.280 million. Each private placement warrant is exercisable for one Class A ordinary share at a price of $11.50 per share. Upon the closing of the IPO and the private placement, $414.0 million ($10.00 per unit) of the net proceeds of the sale of the units in the IPO and certain of the proceeds from the sale of the private placement warrants was placed in a trust account established for the benefit of CCNB1’s public shareholders ("Trust Account"), until the earlier of: (i) the completion of a business combination and (ii) the distribution of the trust account. As of December 31, 2020, there was approximately $414.0 million held in the trust account.

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

In this Amendment, we reached a determination to restate certain previously issued financial statements of CCNB1 to correct the accounting treatment for the Company’s warrants and redeemable securities.

In this Amendment, we reached a determination to restate certain previously issued financial statements of CCNB1 and related disclosures for the periods disclosed in order to correct CCNB1's accounting classification of the redeemable outstanding Class A ordinary shares, par value $0.0001 per share, issued as part of the units sold in CCNB1's IPO. See “Restatement” above for further information. In addition, management has concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2020 and that the Company’s internal control over financial reporting was not effective as of December 31, 2020 solely as a result of a material weakness in controls related to the accounting for the Company’s warrants and the forward purchase agreement.

As described elsewhere in this Amendment, we have identified a material weakness in our internal control over financial reporting related to CCNB1's application of ASC 480-10-S99-3A to its accounting classification of the Public Shares. As a result of this material weakness, our management has concluded that CCNB1's internal control over financial reporting was not effective as of December 31, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain shareholders’ equity greater than $5 million on the basis that CCNB1 would not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Charter. Pursuant to the Company’s re-evaluation of CCNB1's application of ASC 480-10-S99-3A to its accounting classification of the Public Shares, the Company’s management determined that the Public Shares include certain provisions that require classification of all the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. Effective with these financial statements, the Company also clarified that the definition of net tangible assets includes both permanent equity and temporary equity. For a discussion of management’s consideration of the material weakness identified related to CCNB1's application of ASC 480-10-S99-3A to its accounting classification of the Public Share, see “Note 3” and “Note 11” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Report.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located at 9600 Great Hills Trail, Suite 300E, Austin, TX 78759. In response to the COVID-19 pandemic, we have temporarily closed all of our offices, enabled our employees to work remotely and implemented travel restrictions for all non-essential business in a manner consistent with local standards and risks.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)
Market Information

The CCNB1 Class A ordinary shares, units, and warrants were historically traded on the NYSE under the symbols “PCPL,” and “PCPL WS,” respectively. In connection with the Domestication, the PCPL Class A ordinary shares converted into shares of Class A common stock on a one-for-one basis. On February 4, 2021, our Class A common stock and Warrants were listed on the NYSE under the new trading symbols of “ETWO” and “ETWO-WS,” respectively.

(b)
Holders

On December 31, 2020, there was 1 holder of record for our units, 1 holder of record for our shares of Class A common stock, 3 holders of our shares of Class B common stock and 2 holders of our warrants.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF CCNB1’S FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “our,” “us” or “we” in this section refer to CCNB1 prior to the Business Combination. The following discussion and analysis of the Company’s financial condition and results of operations for the year ended December 31, 2020 should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been amended and restated to give effect to the restatement of our financial statements, as more fully described in Note 3 to our financial statements entitled “Restatement of Financial Statements”. For further detail regarding the restatement, see “Explanatory Note” and “Item 9A. Controls and Procedures.”

In this Amendment to the Annual Report on Form 10-K of CC Neuberger Principal Holdings I (the “Company”) for the period ended December 31, 2020, we are restating the audited financial statements as of December 31, 2020, and restated unaudited interim financial statements included in the 2020 Form 10-K as of June 30, 2020 and September 30, 2020 and for the (i) three months ended June 30, 2020, (ii) period from January 14, 2020 (inception) through June 30, 2020, (iii) three months ended September 30, 2020 and (iv) period from January 14, 2020 (inception) through September 30, 2020 and (collectively, the “Affected Periods”).

We have re-evaluated CCNB1's application of ASC 480-10-S99-3A to CCNB1's accounting classification of the outstanding Class A ordinary shares, par value $0.0001 per share, issued as part of the units sold in CCNB1's initial public offering on April 28, 2020. Historically, a portion of the Class A ordinary shares were classified as permanent equity to maintain shareholders’ equity greater than $5 million on the basis that CCNB1 would not redeem its Class A ordinary shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in its amended and restated certificate of incorporation (the “Charter”). Pursuant to such reevaluation, our management determined that the Class A ordinary shares include certain provisions that require classification of all of the Class A ordinary shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. Effective with these financial statements, we also clarified that the definition of net tangible assets includes both permanent equity and redeemable equity. In addition, in connection with the change in presentation of the Class A ordinary shares, we determined to restate the earnings per share calculation to allocate income and losses shares pro rata between the two classes of shares. This presentation contemplates the Business Combination in which both classes of shares share pro rate in the income and losses of CCNB1.

Therefore, our management and the Audit Committee concluded that our previously issued (i) audited financial statements as previously revised in the 2020 Form 10-K, (ii) unaudited interim financial statements as previously revised in the 2020 Form 10-K; (iii) unaudited interim financial statements included in CCNB1's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 and (iv) unaudited interim financial statements included in CCNB1's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 should be restated to report all Class A ordinary shares as temporary equity and should no longer be relied upon. As such, the Company will restate all financial statements for the Affected Periods in this Form 10-K/A and for the audited financial statements included in the 2020 Form 10-K/A.

The restatement does not have an impact on CCNB1's cash position and cash held in the Trust Account.

Our management has concluded that in light of the classification error described above, a material weakness exists in CCNB1's internal control over financial reporting and that the disclosure controls and procedures were not effective.

In connection with the restatement, our management reassessed the effectiveness of CCNB1's disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that CCNB1's disclosure controls and procedures for such periods were not effective with respect to the internal controls around the proper accounting and classification of complex financial instruments. For more information, see Part II, Item 9A, Controls and Procedures included in this Annual Report on Form 10-K/A.

We have not amended CCNB1's previously filed Quarterly Reports on Form 10-Q for the period affected by the restatement as the financial information that has been previously filed or otherwise reported for these periods is superseded by the information in the 2020 Form 10-K, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 3 and Note 11 of the notes to the financial statements included herein.

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

The registration statement for our Initial Public Offering was declared effective on April 23, 2020. On April 28, 2020, we consummated its IPO of 41,400,000 Units, including 5,400,000 additional Units to cover over-allotments, at $10.00 per Unit, generating gross proceeds of $414.0 million, and incurring offering costs of approximately $24.5 million, inclusive of approximately $14.5 million in deferred underwriting commissions and approximately $0.9 million in deferred legal fees. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant. Each whole warrant will entitle the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment.

Simultaneously with the closing of the IPO, we consummated the Private Placement of 10,280,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor, generating gross proceeds of approximately $10.3 million.

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

If we had been unable to complete a Business Combination within 24 months from the closing of the IPO, or April 28, 2022 (the “Combination Period”), we would (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and net of taxes paid or payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman

Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of the initial Business Combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than 10 business days thereafter, subject to applicable Cayman Islands law.

Consummated Business Combination

On February 4, 2021, the Company domesticated into a Delaware corporation and consummated the Business Combination. See “Explanatory Note”.

Results of Operations

Our entire activity since inception through December 31, 2020 related to our formation, the preparation for the IPO, and since the closing of the IPO, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate nonoperating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

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

Upon the closing of the IPO and the Private Placement, $414.0 million of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in the Trust Account and invested in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below. The investments in money market funds held in Trust Account are generally convertible to cash within the Trust Account on a same-day basis.

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

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ deficit. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2020, 41,400,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which, resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income (Loss) Per Ordinary Share

We have two classes of shares: Class A ordinary shares and Class B ordinary shares. Income and loss are shares pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. We have not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 24,080,000 of our Class A ordinary shares in the calculation of diluted net income (loss) per share, because their exercise is contingent upon future events and their inclusion would be antidilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share from January 14, 2020 (inception) through December 31, 2020. Accretion associated with Class A ordinary shares subject to redemption is excluded from earnings per share as the redemption value approximates fair value.

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

Financial Statements and Supplementary Data

Reference is made to Pages F-1 through F-32 comprising a portion of this Annual Report in Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to Pages F-1 through F-32 comprising a portion of this Report.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the disclosure controls and procedures as of December 31, 2020. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2020, due solely to the material weakness in our internal control over financial reporting related to accounting for complex equity and equity-linked instruments described below in “Management’s Report on Internal Control over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework”. Based on that evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2020 solely as a result of a material weakness in controls related to the accounting for the redeemable Class A ordinary shares and warrants issued in connection with our initial public offering as more fully described in Note 3 and Note 11 of the notes to the financial statements included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13A-15(f) under the Exchange Act, during the fiscal year ended December 31, 2020 covered by this Annual Report on Form 10-K/A that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except as noted below. Subsequent to the period covered by this Annual Report on Form 10-K, we completed a Business Combination, and in connection therewith a new board of directors was elected, which appointed new members of the board’s Audit Committee and new members of management.

During the initial Annual Report on Form 10-K, the Company responded to a new public statement on warrants issued by the SEC, changing its accounting policy to classify the Company’s warrant obligations as liabilities.

The Company, in consultation with the Audit Committee, concluded that the Company's previously issued financial statements should be restated to report all Public Shares as temporary equity and modify its earnings per share calculations to allocate net income and loss pro rata between the two classes of shares. Historically, a portion of the Public Shares were classified as permanent equity to maintain shareholders' equity greater than $5 million on the basis that the Company would not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company's Charter. Pursuant to such re-evaluation, the Company's management determined that the Public Shares included certain provisions that require classification of all the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. Effective with these financial statements, the Company also clarified that the definition of net tangible assets includes both permanent and temporary equity. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate net income and loss pro rata between the two classes of shares. This presentation contemplates the Business Combination in which both classes of shares share pro rata in the income and losses of the Company.

The Company has expanded and improved its review process for complex securities and related accounting standards to remediate this material weakness. The Company has improved this process by enhancing access to accounting literature, identification of third party professionals with whom to consult regarding complex accounting applications, and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to a transition period established by SEC rules for newly public companies.

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
(1)
Financial Statement Schedules:

None.

(2)
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

4.3	Description of Registered Securities. (3)
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
(3)
Incorporated by reference to the registrant's Annual report on Form 10-K, filed with the SEC on May 5, 2021.

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

April 18, 2022	E2open Parent Holdings, Inc.
/s/ Michael A. Farlekas
Name: Michael A. Farlekas
Title: Chief Executive Officer
(Principal Executive Officer)

CC NEUBERGER PRINCIPAL HOLDINGS I

(now known as E2open Parent Holdings, Inc.)

Report of Independent Registered Public Accounting Firm

To the Shareholders' and the Board of Directors of

CC Neuberger Principal Holdings I

Opinion on the Financial Statements

We have audited the accompanying balance sheet of CC Neuberger Principal Holdings I (the “Company”) as of December 31, 2020, the related statements of operations, changes in shareholders’ deficit and cash flows for the period from January 14, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from January 14, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 3 to the financial statements, the financial statements have been restated to correct certain misstatements.

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

New York, New York

May 4, 2021, except for the effects of the restatement disclosed in Notes 2, 3, and 12, as to which the date is April 18, 2022

PCAOB ID Number 100

CC NEUBERGER PRINCIPAL HOLDINGS I

(now known as E2open Parent Holdings, Inc.)

BALANCE SHEET

DECEMBER 31, 2020

AS RESTATED

Assets
Current assets:
Cash and cash equivalents	$455,318
Prepaid expenses	302,315
Total current assets	757,633
Investments held in Trust Account	414,049,527
Total Assets	$414,807,160
Liabilities and Shareholders' Deficit
Current liabilities:
Accrued expenses	$2,147,682
Accounts payable	1,260,831
Due to related party	24,399
Total current liabilities	3,432,912
Deferred legal fees	947,087
Deferred underwriting commissions	14,490,000
Derivative liabilities	99,115,200
Total Liabilities	117,985,199
Commitments and Contingencies (Note 8)
Class A ordinary shares, $0.0001 par value; 41,400,000 shares subject to possible redemption at $10.00 per share	414,000,000
Shareholders' Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares; $0.0001 par value; 500,000,000 shares authorized	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 15,350,000 shares issued and outstanding	1,535
Additional paid-in capital	—
Accumulated deficit	(117,179,574)
Total shareholders' deficit	(117,178,039)
Total Liabilities and Shareholders' Deficit	$414,807,160

The accompanying notes are an integral part of these financial statements.

CC NEUBERGER PRINCIPAL HOLDINGS I

(now known as E2open Parent Holdings, Inc.)

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JANUARY 14, 2020 (INCPETION) THROUGH DECEMBER 31, 2020

AS RESTATED

Operating Expenses
General and administrative expenses	$3,889,134
Loss from operations	(3,889,134)
Net gain from investments held in Trust Account	49,527
Loss from change in fair value of derivative liabilities	(66,002,200)
Financing cost - derivative liabilities	(1,430,085)
Net loss	$(71,271,892)
Weighted average shares outstanding of Class A ordinary shares (subject to possible redemption)	29,334,857
Basic and diluted net loss per share, Class A ordinary shares	$(1.67)
Weighted average shares outstanding of Class B ordinary shares (non-redeemable)	13,366,929
Basic and diluted net loss per share, Class B ordinary shares	$(1.67)

The accompanying notes are an integral part of these financial statements.

CC NEUBERGER PRINCIPAL HOLDINGS I

(now known as E2open Parent Holdings, Inc.)

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM JANUARY 14, 2020 (INCPETION) THROUGH DECEMBER 31, 2020

AS RESTATED

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 14, 2020 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	15,350,000	1,535	23,465	—	25,000
Accretion on Class A ordinary shares subject to possible redemption	—	—	—	—	(23,465)	(45,907,682)	(45,931,147)
Net loss	—	—	—	—	—	(71,271,892)	(71,271,892)
Balance - December 31, 2020	—	$—	15,350,000	$1,535	$—	$(117,179,574)	$(117,178,039)

The accompanying notes are an integral part of these financial statements.

CC NEUBERGER PRINCIPAL HOLDINGS I

(now known as E2open Parent Holdings, Inc.)

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 14, 2020 (INCPETION) THROUGH DECEMBER 31, 2020

AS RESTATED

Cash Flows from Operating Activities:
Net loss	$(71,271,892)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by Sponsor pursuant to note payable	8,868
Net gain from investments held in Trust Account	(49,527)
Loss from change in fair value of derivative liabilities	37,927,200
Loss from change in fair value of forward purchase agreement	28,075,000
Financing cost - derivative liabilities	1,430,085
Changes in operating assets and liabilities:
Prepaid expenses	137,685
Accrued expenses	2,066,537
Accounts payable	445,831
Net cash used in operating activities	(1,230,213)
Cash Flows from Investing Activities:
Cash deposited in Trust Account	(414,000,000)
Net cash used in investing activities	(414,000,000)
Cash Flows from Financing Activities:
Repayment of note payable to related party	(125,206)
Proceeds received from related party	24,399
Proceeds received from initial public offering, gross	414,000,000
Proceeds received from private placement	10,280,000
Payment of offering costs	(8,493,662)
Net cash provided by financing activities	415,685,531
Net increase in cash and cash equivalents	455,318
Cash and cash equivalents cash - beginning of period	-
Cash and cash equivalents - end of period	$455,318
Supplemental disclosure of noncash investing and financing activities:
Offering costs issued in exchange of Class B ordinary shares to Sponsor	$25,000
Offering costs included in accrued expenses	$81,145
Offering costs included in accounts payable	$375,000
Offering costs funded with note payable	$116,338
Prepaid expenses included in accounts payable	$440,000
Deferred underwiring commissions in connection with the initial public offering	$14,490,000
Deferred legal fees	$947,087

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

Offering costs associated with the initial public offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative liabilities are expensed as incurred, presented as nonoperating expenses in the statement of operations. Offering costs associated with the issuance of Public Shares were charged against the carrying value of the Public Shares subject to possible redemption upon the completion of the Initial Public Offering. Of the total offering costs of the Initial Public Offering, approximately $1.4 million is included in financing cost-derivative liabilities in the statement of operations and $23.1 million is included in stockholders’ deficit.

Derivative Liabilities

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

Class A ordinary shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 41,400,000 Class A ordinary shares outstanding, all of which were subject to possible redemption, are presented as temporary equity outside of the shareholders’ deficit section of the Company’s balance sheet.

Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount. The change in the carrying value of Class A ordinary shares subject to possible redemption resulted in charges against additional paid-in capital and accumulated deficit.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share.

The Class A ordinary shares issued in the Initial Public Offering were recognized in Class A ordinary shares subject to possible redemption and recorded outside of permanent equity as follows:

Gross proceeds	$414,000,000
Less:
Offering costs allocated Class A ordinary shares subject to possible redemption	(23,098,147)
Proceeds allocated to warrants at issuance	(22,833,000)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	45,931,147
Class A ordinary shares subject to possible redemption	$414,000,000

Net loss per ordinary share

The Company has two classes of shares, Class A ordinary shares and Class B ordinary shares. Income and losses are shares pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the periods. The Company has not considered the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and private placement warrants underlying the Private Placement Units to purchase an aggregate of 24,080,000 Class A ordinary shares in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the periods presented. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

	For the Period From January 14, 2020
	(Inception) Through December 31, 2020
	Class A	Class B
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$(48,961,671)	$(22,310,221)
Denominator:
Basis and diluted weighted average ordinary shares outstanding	29,334,857	13,366,929

Basic and diluted net loss per ordinary share	$(1.67)	$(1.67)

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

NOTE 3 — RESTATEMENT

The Company concluded it should restate its previously issued financial statements by amending its Annual Report on Form 10-K, filed with the SEC on May 5, 2021, to classify all outstanding Class A ordinary shares subject to possible redemption in temporary equity. In accordance with ASC 480 10-S99, redemption provisions not solely within the control of the Company require shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter provided that the Company would not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Effective with these financial statements, the Company clarified that the definition of net tangible assets includes both permanent equity and redeemable equity. Also, in connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company revised its earnings per share calculation to allocate income and losses pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company. As a result, the Company restated its previously filed financial statements to present all redeemable Class A ordinary shares as temporary equity and to recognize a remeasurement adjustment from the initial book value to redemption value at the time of its initial public offering ("IPO").

The Company’s previously filed financial statements that contained the error were initially reported in the Company’s Form 10-Q for the quarterly period ended June 30, 2020, the Company’s Form 10-Q for the quarterly period ended September 30, 2020 and the Company's Annual Report on 10-K for the annual period ended December 31, 2020 (collectively, the “Affected Periods”). These financial statements restate the Company’s previously issued audited and unaudited financial statements covering the periods through December 31, 2020.

The restated financial statements are indicated as “Restated” in the financial statements and accompanying notes, as applicable.

The Company is presenting below a reconciliation from the prior periods, as previously reported, to the restated values. The values as previously reported were derived from CCNB1's 2020 Form 10-K which presented the audited financial statements for the period from January 14, 2020 (inception) through December 31, 2020.

BALANCE SHEET

December 31, 2020

	As Previously Reported	Restatement Impacts	As Restated
Assets
Current assets:
Cash and cash equivalents	$455,318	$—	$455,318
Prepaid expenses	302,315	—	302,315
Total current assets	757,633	—	757,633
Investments held in Trust Account	414,049,527	—	414,049,527
Total Assets	$414,807,160	$—	$414,807,160
Liabilities and Shareholders' Equity
Current liabilities:
Accrued expenses	$2,147,682	$—	$2,147,682
Accounts payable	1,260,831	—	1,260,831
Due to related party	24,399	—	24,399
Total current liabilities	3,432,912	—	3,432,912
Deferred legal fees	947,087	—	947,087
Deferred underwriting commissions	14,490,000	—	14,490,000
Derivative liabilities	99,115,200	—	99,115,200

Total liabilities	$117,985,199	$—	$117,985,199
Class A ordinary shares, subject to possible redemption	291,821,955	122,178,045	414,000,000
Shareholders' Deficit
Class A ordinary shares, not subject to possible redemption	1,222	(1,222)	—
Class B ordinary shares	1,535		1,535
Additional paid-in capital	76,269,141	(76,269,141)	—
Accumulated deficit	(71,271,892)	(45,907,682)	(117,179,574)
Total shareholders' deficit	5,000,006	(122,178,045)	(117,178,039)
Total Liabilities and Shareholders' Deficit	$414,807,160	$—	$414,807,160

STATEMENTS OF OPERATIONS

For the period from January 14, 2020 through December 31, 2020

There were no restatement corrections that impacted the statement of operations except for the basic and diluted weighted average shares outstanding and basic and diluted net loss per share for the Class A ordinary shares and Class B ordinary shares. Those restatements are presented below.

	As Previously Reported	Restatement Impacts	As Restated
Net loss	$(71,271,892)	$—	$(71,271,892)
Weighted average shares outstanding of Class A ordinary shares	41,000,000	(11,665,143)	29,334,857
Basic and diluted net income per share, Class A	$0.00	$(1.67)	$(1.67)
Weighted average shares outstanding of Class B ordinary shares	15,350,000	(1,983,071)	13,366,929
Basic and diluted net loss per share, Class B	$(4.65)	$2.98	$(1.67)

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the period from January 14, 2020 through December 31, 2020

As Previously Reported

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - January 14, 2020 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	15,350,000	1,535	23,465	—	25,000
Sale of units in initial public offering, gross	41,400,000	4,140	—	—	413,995,860	—	414,000,000
Offering costs	—	—	—	—	(23,098,147)	—	(23,098,147)
Initial recognition of forward purchase agreement	—	—	—	—	351,000	—	351,000
Initial recognition of derivative liabilities	—	—	—	—	(23,184,000)	—	(23,184,000)
Shares subject to possible redemption	(29,182,196)	(2,918)	—	—	(291,819,037)	—	(291,821,955)
Net loss	—	—	—	—	—	(71,271,892)	(71,271,892)
Balance - December 31, 2020	12,217,804	$1,222	15,350,000	$1,535	$76,269,141	$(71,271,892)	$5,000,006

Restatement Impacts

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 14, 2020 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	—	—	—	—	—
Sale of units in initial public offering, gross	(41,400,000)	(4,140)	—	—	(413,995,860)	—	(414,000,000)
Offering costs	—	—	—	—	23,098,147	—	23,098,147
Initial recognition of forward purchase agreement	—	—	—	—	(351,000)	—	(351,000)
Initial recognition of derivative liabilities	—	—	—	—	23,184,000	—	23,184,000
Shares subject to possible redemption	29,182,196	2,918	—	—	291,819,037	—	291,821,955
Accretion on Class A ordinary shares subject to possible redemption	—	—	—	—	(23,465)	(45,907,682)	(45,931,147)
Net loss	—	—	—	—	—	—	—
Balance - December 31, 2020	(12,217,804)	$(1,222)	—	$—	$(76,269,141)	$(45,907,682)	$(122,178,045)

As Restated

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 14, 2020 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	15,350,000	1,535	23,465	—	25,000
Sale of units in initial public offering, gross	—	—	—	—	—	—	—
Offering costs	—	—	—	—	—	—	—
Initial recognition of forward purchase agreement	—	—	—	—	—	—	—
Initial recognition of derivative liabilities	—	—	—	—	—	—	—
Shares subject to possible redemption	—	—	—	—	—	—	—
Accretion on Class A ordinary shares subject to possible redemption	—	—	—	—	(23,465)	(45,907,682)	(45,931,147)
Net loss	—	—	—	—	—	(71,271,892)	(71,271,892)
Balance - December 31, 2020	—	$—	15,350,000	$1,535	$—	$(117,179,574)	$(117,178,039)

STATEMENT OF CASH FLOWS

The restatement corrections did not impact operating activities, investing activities, financing activities and cash and cash equivalents on the Statements of Cash Flows. However, the supplemental disclosure of noncash investing and financing activities was impacted. The initial value of ordinary shares subject to possible redemption and change in value of ordinary shares subject to possible redemption were removed from the Statements of Cash Flows. The table below indicates the amounts that were removed.

Supplemental disclosure of noncash investing and financing activities:	December 31, 2021
Initial value of ordinary shares subject to possible redemption	$352,141,880
Change in value of ordinary shares subject to possible redemption	(60,319,925)

See Note 11 for further discussion.

NOTE 4 — INITIAL PUBLIC OFFERING

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

NOTE 5 — PRIVATE PLACEMENT

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

NOTE 6 — RELATED PARTY TRANSACTIONS

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

NOTE 7 — FAIR VALUE MEASUREMENT

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

The Company’s derivative assets and liabilities are measured at fair value on a recurring basis using significant unobservable inputs (Level 3). A reconciliation of the beginning and ending balances of the derivative assets and liabilities is summarized below:

	Asset	Liabilities
Beginning of period	$—	$—
Acquisition date fair value of warrants:
Public warrants issued in the initial public offering	—	23,184,000
Private placement warrants issued in connection with the initial public offering	—	10,280,000
Forward Purchase Agreement asset/liability	351,000	—
Total acquisition date fair value of derivate liabilities	351,000	33,464,000
Change in fair value of warrant liabilities	—	37,927,200
Change in fair value of forward purchase agreement	(351,000)	27,724,000
End of period	$—	$99,115,200

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

NOTE 8 — COMMITMENTS AND CONTINGENCIES

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

NOTE 9 — SHAREHOLDERS’ DEFICIT

Class A ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2020, there were 41,400,000 Class A ordinary shares issued or outstanding, all of which are subject to possible redemption and have been classified as temporary equity.

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

NOTE 10 — DERIVATIVE LIABILITIES

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

NOTE 11 — QUARTERLY FINANCIAL DATA (UNAUDITED)

In lieu of filing amended quarterly reports on Form 10-Q, the following tables represent the Company’s restated unaudited financial statements for each of the quarters during the period from January 14, 2020 (inception) through September 30, 2020. See Note 3 for additional information.

The Company is presenting a reconciliation from the prior periods, as previously reported, to the restated values. The values as previously reported were derived from CCNB1's 2020 Form 10-K which presented restated interim period financial statements of 2020.

BALANCE SHEETS

As Restated

(Unaudited)

	June 30, 2020	September 30, 2020
Assets
Current assets:
Cash and cash equivalents	$1,643,079	$1,446,391
Prepaid expenses	465,063	366,791
Total current assets	2,108,142	1,813,182
Investments held in Trust Account	414,028,653	414,039,090
Total Assets	$416,136,795	$415,852,272
Liabilities and Shareholders' Equity
Current liabilities:
Accrued expenses	$217,145	$1,141,145
Accounts payable	872,438	775,431
Due to related party	—	17,572
Total current liabilities	1,089,583	1,934,148
Deferred legal fees	947,087	947,087
Deferred underwriting commissions	14,490,000	14,490,000
Derivative liabilities	51,265,800	66,606,600
Total liabilities	67,792,470	83,977,835
Class A ordinary shares, subject to possible redemption	414,000,000	414,000,000
Shareholders' Equity
Class A ordinary shares, not subject to possible redemption	—	—
Class B ordinary shares	1,535	1,535
Additional paid-in capital	—	—
Accumulated deficit	(65,657,210)	(82,127,098)
Total shareholders' equity	(65,655,675)	(82,125,563)
Total Liabilities and Shareholders' Equity	$416,136,795	$415,852,272

STATEMENTS OF OPERATIONS

As Restated

(Unaudited)

There were no restatement corrections that impacted the statement of operations except for the basic and diluted weighted average shares outstanding and basic and diluted net loss per share for the Class A ordinary shares and Class B ordinary shares. Those restatements are presented below.

	Three Months Ended June 30, 2020	January 14, 2020 (Inception) through June 30, 2020	Three Months Ended September 30, 2020	January 14, 2020 (Inception) through September 30, 2020
Operating expenses
General and administrative expenses	$172,519	$195,296	$1,139,525	$1,334,821
Loss from operations	(172,519)	(195,296)	(1,139,525)	(1,334,821)
Net gain from investments held in Trust Accounts	28,653	28,653	10,437	39,090
Loss from change in fair value of derivative liabilities	(18,152,800)	(18,152,800)	(15,340,800)	(33,493,600)
Financing cost-derivative liabilities	(1,430,085)	(1,430,085)	—	(1,430,085)
Net loss	$(19,726,751)	$(19,749,528)	$(16,469,888)	$(36,219,416)
Weighted average shares outstanding of Class A ordinary shares	29,116,484	15,961,446	28,800,000	25,032,558
Basic and diluted net income per share, Class A	$(0.45)	$(0.73)	$(0.38)	$(0.96)
Weighted average shares outstanding of Class B ordinary shares	14,932,967	11,168,825	14,770,652	12,659,787
Basic and diluted net loss per share, Class B	$(0.45)	$(0.73)	$(0.38)	$(0.96)

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

As Restated

(Unaudited)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 14, 2020 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	15,350,000	1,535	23,465	—	25,000
Net loss	—	—	—	—	—	(22,777)	(22,777)
Balance - March 31, 2020	—	—	15,350,000	1,535	23,465	(22,777)	2,223
Accretion on Class A ordinary shares subject to possible redemption	—	—	—	—	(23,465)	(45,907,682)	(45,931,147)
Net loss	—	—	—	—	—	(19,726,751)	(19,726,751)
Balance - June 30, 2020	—	—	15,350,000	1,535	—	(65,657,210)	(65,655,675)
Net loss	—	—	—	—	—	(16,469,888)	(16,469,888)
Balance - September 30, 2020	—	$—	15,350,000	$1,535	$—	$(82,127,098)	$(82,125,563)

STATEMENT OF CASH FLOWS

(Unaudited)

The restatement corrections did not impact operating activities, investing activities, financing activities and cash and cash equivalents on the Statements of Cash Flows. However, the supplemental disclosure of noncash investing and financing activities was impacted. The initial value of ordinary shares subject to possible redemption and change in value of ordinary shares subject to possible redemption were removed from the Statements of Cash Flows. The table below indicates the amounts that were removed for each time period.

	January 14, 2020 (Inception) through
Supplemental disclosure of noncash investing and financing activities:	June 30, 2021	September 30, 2021
Initial value of ordinary shares subject to possible redemption	$394,610,120	$394,712,480
Change in value of ordinary shares subject to possible redemption	—	(1,231,450)

BALANCE SHEET

September 30, 2020

(Unaudited)

	As Previously Reported	Restatement Impacts	As Restated
Assets
Current assets:
Cash and cash equivalents	$1,446,391	$—	$1,446,391
Prepaid expenses	366,791	—	366,791
Total current assets	1,813,182	—	1,813,182
Investments held in Trust Account	414,039,090	—	414,039,090
Total Assets	$415,852,272	$—	$415,852,272
Liabilities and Shareholders' Deficit
Current liabilities:
Accrued expenses	$1,141,145	$—	$1,141,145
Accounts payable	775,431	—	775,431
Due to related party	17,572	—	17,572
Total current liabilities	1,934,148	—	1,934,148
Deferred legal fees	947,087	—	947,087
Deferred underwriting commissions	14,490,000	—	14,490,000
Derivative liabilities	66,606,600	—	66,606,600

Total liabilities	83,977,835	—	83,977,835
Class A ordinary shares, subject to possible redemption	326,874,430	87,125,570	414,000,000
Shareholders' Deficit
Class A ordinary shares, not subject to possible redemption	871	(871)	—
Class B ordinary shares	1,535		1,535
Additional paid-in capital	41,217,017	(41,217,017)	—
Accumulated deficit	(36,219,416)	(45,907,682)	(82,127,098)
Total shareholders' deficit	5,000,007	(87,125,570)	(82,125,563)
Total Liabilities and Shareholders' Deficit	$415,852,272	$—	$415,852,272

BALANCE SHEET

JUNE 30, 2020

(Unaudited)

	As Previously Reported	Restatement Impacts	As Restated
Assets
Current assets:
Cash and cash equivalents	$1,643,079	$—	$1,643,079
Prepaid expenses	465,063	—	465,063
Total current assets	2,108,142	—	2,108,142
Investments held in Trust Account	414,028,653	—	414,028,653
Total Assets	$416,136,795	$—	$416,136,795
Liabilities and Shareholders' Deficit
Current liabilities:
Accrued expenses	$217,145	$—	$217,145
Accounts payable	872,438	—	872,438
Due to related party	—	—	—
Total current liabilities	1,089,583	—	1,089,583
Deferred legal fees	947,087	—	947,087
Deferred underwriting commissions	14,490,000	—	14,490,000
Derivative liabilities	51,265,800	—	51,265,800

Total liabilities	67,792,470	—	67,792,470
Class A ordinary shares, subject to possible redemption	343,344,320	70,655,680	414,000,000
Shareholders' Deficit
Class A ordinary shares, not subject to possible redemption	706	(706)	—
Class B ordinary shares	1,535		1,535
Additional paid-in capital	24,747,292	(24,747,292)	—
Accumulated deficit	(19,749,528)	(45,907,682)	(65,657,210)
Total shareholders' deficit	5,000,005	(70,655,680)	(65,655,675)
Total Liabilities and Shareholders' Deficit	$416,136,795	$—	$416,136,795

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

As Previously Reported

(Unaudited)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - January 14, 2020 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	15,350,000	1,535	23,465	—	25,000
Net loss	—	—	—	—	—	(22,777)	(22,777)
Balance - March 31, 2020	—	—	15,350,000	1,535	23,465	(22,777)	2,223
Sale of units in initial public offering, gross	41,400,000	4,140	—	—	413,995,860	—	414,000,000
Offering costs	—	—	—	—	(23,098,147)	—	(23,098,147)
Initial recognition of forward purchase agreement	—	—	—	—	351,000	—	351,000
Initial recognition of derivative liabilities	—	—	—	—	(23,184,000)	—	(23,184,000)
Shares subject to possible redemption	(34,334,432)	(3,434)	—	—	(343,340,886)	—	(343,344,320)
Net loss	—	—	—	—	—	(19,726,751)	(19,726,751)
Balance - June 30, 2020	7,065,568	706	15,350,000	1,535	24,747,292	(19,749,528)	5,000,005
Shares subject to possible redemption	1,646,989	165	—	—	16,469,725	—	16,469,890
Net loss	—	—	—	—	—	(16,469,888)	(16,469,888)
Balance - September 30, 2020	8,712,557	$871	15,350,000	$1,535	$41,217,017	$(36,219,416)	$5,000,007

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Restatement Impacts

(Unaudited)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 14, 2020 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—
Balance - March 31, 2020	—	—	—	—	—	—	—
Sale of units in initial public offering, gross	(41,400,000)	(4,140)	—	—	(413,995,860)	—	(414,000,000)
Offering costs	—	—	—	—	23,098,147	—	23,098,147
Initial recognition of forward purchase agreement	—	—	—	—	(351,000)	—	(351,000)
Initial recognition of derivative liabilities	—	—	—	—	23,184,000	—	23,184,000
Shares subject to possible redemption	34,334,432	3,434	—	—	343,340,886	—	343,344,320
Accretion on Class A ordinary shares subject to possible redemption	—	—	—	—	(23,465)	(45,907,682)	(45,931,147)
Net loss	—	—	—	—	—	—	—
Balance - June 30, 2020	(7,065,568)	(706)	—	—	(24,747,292)	(45,907,682)	(70,655,680)
Shares subject to possible redemption	(1,646,989)	(165)	—	—	(16,469,725)	—	(16,469,890)
Net loss	—	—	—	—	—	—	—
Balance - September 30, 2020	(8,712,557)	$(871)	—	$—	$(41,217,017)	$(45,907,682)	$(87,125,570)

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

As Restated

(Unaudited)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - January 14, 2020 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	15,350,000	1,535	23,465	—	25,000
Net loss	—	—	—	—	—	(22,777)	(22,777)
Balance - March 31, 2020	—	—	15,350,000	1,535	23,465	(22,777)	2,223
Sale of units in initial public offering, gross	—	—	—	—	—	—	—
Offering costs	—	—	—	—	—	—	—
Initial recognition of forward purchase agreement	—	—	—	—	—	—	—
Initial recognition of derivative liabilities	—	—	—	—	—	—	—
Shares subject to possible redemption	—	—	—	—	—	—	—
Accretion on Class A ordinary shares subject to possible redemption	—	—	—	—	(23,465)	(45,907,682)	(45,931,147)
Net loss	—	—	—	—	—	(19,726,751)	(19,726,751)
Balance - June 30, 2020	—	—	15,350,000	1,535	—	(65,657,210)	(65,655,675)
Shares subject to possible redemption	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(16,469,888)	(16,469,888)
Balance - September 30, 2020	—	$—	15,350,000	$1,535	$—	$(82,127,098)	$(82,125,563)

NOTE 12 — SUBSEQUENT EVENTS

On February 4, 2021, the Company domesticated into a Delaware corporation and consummated the acquisition of certain equity interests of E2open Holdings, LLC (“E2open”) as a result of a series of mergers pursuant to a Business Combination Agreement, dated as of October 14, 2020. See the Form 8-K, filed with the SEC on February 10, 2021 for additional information. None of the Class A ordinary shares were redeemed, and all the Class A ordinary shares converted into Class common stock as part of the acquisition.