Form 10-K
period 2022-02-28
E2open Parent Holdings, Inc.
filed 2022-04-29
CIK 1800347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2022

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
(Registrant's telephone number, including area code)

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued it audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of August 31, 2021, the aggregate market value of the registrant's Class A ordinary shares held by non-affiliates of the registrant was $1,341.5 million based on the closing sale price of $11.94 as reported on The New York Stock Exchange.

There were 301,539,201 and 301,362,547 shares of common stock issued and outstanding, respectively, as of April 22, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's definitive proxy statement, in connection with its 2022 annual meeting of stockholders, to be filed within 120 days after the end of the fiscal year ended February 28, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Auditor Firm Id:	42	Auditor Name:	Ernst & Young LLP	Auditor Location:	Austin, Texas, United States

Glossary of Terms

Abbreviation	Term

CCNB1	CC Neuberger Principal Holdings I

Class A Common Stock	Class A common stock, par value $0.0001 per share

Class V Common Stock	Class V common stock, par value $0.0001 per share

Common Units

common units represent limited liability company interests of E2open Holdings, LLC, which are non-voting, economic interests in E2open Holdings, LLC. Every economic common unit is tied to one voting share of Class V Common Stock at E2open Holdings Parent, Inc.

Domestication	CCNB1 changed its jurisdiction of incorporation from the Cayman Islands to the State of Delaware on February 4, 2021

Forward Purchase Agreement	agreement dated as of April 28, 2020 by and between CCNB1 and Neuberger Berman Opportunistic Capital Solutions Master Fund LP

Forward Purchase Shares	20,000,000 Class Common Stock purchased pursuant to the Forward Purchase Agreement

Forward Purchase Warrants	5,000,000 redeemable warrants purchased pursuant to the Forward Purchase Agreement

Insight Partners	entities affiliated with Insight Venture Management, LLC, including funds under management; controlling shareholder of E2open Holdings, LLC holding less than 50% voting interests

LIBOR	London Interbank Offered Rate

NYSE	New York Stock Exchange

PIPE Investment	an aggregate of 69,500,000 shares of Class A Common Stock purchased in connection with the Business Combination at $10.00 per for a total of $695.0 million

RCU	restricted common units representing Series 1 and Series 2 of E2open Holdings, LLC

SaaS	software-as-a-service or a software distribution model in which a company hosts applications for clients and makes these applications available to clients via the internet/cloud technology

SCM	omni-channel and supply chain management

SEC	U.S. Securities and Exchange Commission

SKU

stock-keeping record, a functional application that may be used as a standalone application or with other functional applications/SKUs, each of which belongs to only one product family, and each product family has between four and ten SKUs

SPAC	special purpose acquisition company

TAM	total addressable market, which is the estimated potential market size for SCM software in North America and Europe

U.S. GAAP	generally accepted accounting principles in the United States

VWAP	daily per share volume-weighted average price of the Class A Common Stock on the NYSE as displayed on the Bloomberg page under the heading Bloomberg VWAP

Forward-Looking Statements

This Annual Report on Form 10-K (2022 Form 10-K) contains “forward-looking statements” within the meaning of the federal securities law. These forward-looking statements give E2open Parent Holdings, Inc.'s (we, our, us, Company or E2open) current expectations and include projections of results of operations or financial condition or forecasts of future events. Words such as “may,” “can,” “should,” “will,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” and similar expressions are used to identify forward-looking statements. Without limiting the generality of the forgoing, forward-looking statements contained in this document include our expectations regarding our future growth, operational and financial performance and business prospects and opportunities.

These forward-looking statements are based on information available as of the date of this 2022 Form 10-K and management's current expectations, forecasts and assumptions, and involve a number of judgments, known and unknown risks and uncertainties and other factors, many of which are outside our control and our directors, officers and affiliates. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date. We do not undertake any obligation to update, add or to otherwise correct any forward-looking statements contained herein to reflect events or circumstances after the date they were made, whether as a result of new information, future events, inaccuracies that become apparent after the date hereof or otherwise, except as may be required under applicable securities laws.

As a result of a number of known and unknown risks and uncertainties, our results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

•
the ability to recognize the anticipated benefits of the BluJay and Logistyx acquisitions, which may be affected by, among other things, competition, the integration of BluJay and E2open may be more difficult, time-consuming or expensive than anticipated, the ability of the combined company to grow and manage growth profitably, maintain relationships with clients and suppliers and retain its management and key employees;
•
the inability to develop and maintain effective internal controls over financial reporting;
•
the inability to attract new clients or upsell/cross sell existing clients or the failure to renew existing client subscriptions on terms favorable to us;
•
risks associated with our extensive and expanding international operations, including the risks created by geopolitical instability;
•
the inability to develop and market new and enhanced solutions;
•
the failure of the market for cloud-based SCM solutions to develop as quickly as we expect or failure to compete successfully in a fragmented and competitive SCM market;
•
the inability to adequately protect key intellectual property rights or proprietary technology;
•
the diversion of management's attention and consumption of resources as a result of potential acquisitions of other companies;
•
risks associates with our past and prospective acquisitions (including the BluJay and Logistyx acquisitions), including the failure to successfully integrate operations, personnel, systems, technologies and products of the acquired companies, adverse tax consequences of acquisitions, greater than expected liabilities of the acquired companies and charges to earnings from acquisitions;
•
failure to maintain adequate operational and financial resources or raise additional capital or generate sufficient cash flows;
•
cyber-attacks and security vulnerabilities; and
•
certain other factors discussed elsewhere in this 2022 Form 10-K.

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

The Annual Report on Form 10-K for the year ended December 31, 2020 for CCNB1 was filed with the SEC on May 5, 2021, as subsequently amended, and contains a description of the blank check company prior to the consummation of the Business Combination. As a February 28 year end company, this 2022 Form 10-K describes the operations of E2open and contains the financial results of E2open for the period both before and after the Business Combination through February 28, 2022.

Further information regarding the Business Combination is set forth in (1) our Definitive Proxy statement filed with the SEC on January 12, 2021 (Proxy Statement) and (2) our Current Report on Form 8-K filed with the SEC on February 10, 2021.

PART I

Item 1. Business

Company Overview

We are a leading provider of cloud-based, end-to-end SCM software. Our platform spans many key strategic and operational areas including omni-channel operations, demand sensing, supply planning, global trade management, transportation and logistics and manufacturing and supply management. We generate revenue from the sale of software subscriptions and professional services. Our software combines networks, data and applications to provide a deeply embedded, mission-critical platform that allows clients to optimize their channels and supply chains by accelerating growth, reducing costs, increasing visibility and driving improved resiliency. Given the mission-critical nature of our solutions, we maintain long-term relationships with our clients, which is reflected by our high gross retention and average client tenure. In aggregate, we serve approximately 6,000 clients in all major countries in the world across a wide range of end-markets, including consumer goods, food and beverage, manufacturing, retail, technology and transportation, among others. Our large enterprise clients represent approximately 600 of our clients and are those who, when aggregated to their parent company, report greater than $1 billion in annual revenue and generate $50,000 or more of our annual subscriptions revenue.

We operate in what we believe is an attractive industry with strong secular tailwinds and a TAM of more than $54 billion. This TAM is comprised of significant whitespace, which we estimate to be in excess of $1 billion just within our current client base. This upsell opportunity within our existing client base is largely driven by their current technology solution which is often a combination of legacy point solutions and home-grown applications, many of which are tied together with manual processes and spreadsheets. As manufacturing has evolved from brands owning the full production lifecycle to orchestrating disparate manufacturing, distribution and selling processes, supply chains have grown more complex, increasing demand for software solutions like ours and the need to modernize the existing technology landscape with cloud-based modern solutions. We believe our fully cloud-based, end-to-end software platform offers a differentiated and more connected solution for clients that gives them better value as compared to solutions offered by some of our competitors.

Recent global events such as the United States-Mexico-Canada Agreement (USMCA), Brexit and the COVID-19 pandemic have brought to light the global nature of channel operations and supply chains and the tight connection between demand and supply. Furthermore, these events have also highlighted how integral global transportation and trade regulations are in bringing goods and services to market. Our open platform allows our clients to adopt a holistic approach to improve their end-to-end operations by combining data across multiple tiers of their channels and supply chain, allowing them to ensure timely visibility and decision making to orchestrate global operations across their own, as well as partners, assets and people.

In response to the global sanctions against Russia following their invasion of Ukraine, our in-house content team was able to quickly process thousands of updates to Global Knowledge, our propriety trade content database. To assure our clients are operating with the most current information, the content team monitors government regulations across the globe on a 24x7 basis and processes updates as they are published by government agencies. In 2021, we processed over 50 million trade content updates.

Our Platform

Our harmonized SaaS platform brings together networks, data, applications and a collaborative user experience to facilitate end-to-end supply chain visibility across omni-channels, planning, execution and procurement and delivers a strong value proposition.

Network

Our network combines four distinct, but connected, ecosystems: Demand, Supply, Logistics and Global Trade, which we estimate supports more than 400,000 enterprises and captures 12 billion transaction data points each year.

Our Demand ecosystem represents the global footprint established by retailers, distributors, re-sellers and those who sell goods primarily through online channels. We estimate that we process $7 billion in claims annually, more than 830 million annual channel sales transactions and 1.4 billion annual channel inventory transactions.

Our Supply ecosystem is comprised of companies and other participants for which we source components and materials and/or provide manufacturing capacity for the production of goods. We estimate that we oversee an annual average of 53 million shipments as well as process an average of over 130 million orders and over 22 million invoices for our clients supply and manufacturing network.

Our Logistics ecosystem includes global logistics services that transport components, raw materials and finished goods across all modes. We estimate that we facilitate over 25% of global ocean container bookings and have visibility into 44% of the global containers within this ecosystem. Additionally, we track 648 million container movements annually.

Our Global Trade ecosystem allows participants to automate the global movement of goods and facilitate cross-border transactions for businesses, which we believe is increasingly important given the velocity with which import and export laws change on a global scale. This ecosystem provides our network with data on trade regulations across all major countries, territories and jurisdictions that we estimate supports annual processing of 24 million export pre-customs entry lines and 46 billion restricted party-list screenings, annually.

Our network connects participants across all of these ecosystems, enabling clients to analyze data, identify problems proactively and optimize asset efficiency. We are a leading provider with a unique network of ecosystems, and do not rely on third party providers for network information.

Data

Our proprietary algorithms capture, cleanse, normalize and harmonize the data within our network ecosystems that feed our solutions to deliver compelling value to our clients. Additionally, our clients can combine internal and external vendor data with our network to drive informed decision-making based on real-time information. We believe our ability to capture and harmonize data from our clients and their trading partners in any native format demonstrates the strong capabilities of our software architecture and integrated data model. We believe that our combination of network ecosystems, data and applications providing end-to-end supply chain visibility and connecting more than 400,000 enterprises is unique.

Applications

Our end-to-end applications provide advanced algorithms including artificial intelligence and machine learning-based advanced analytics to help clients gain insights for enhanced decision-making across channel, supply chain planning, execution and procurement functions. Our applications are organized into seven product families: Channel Shaping, Demand Sensing, Business Planning, Global Trade Management, Transportation and Logistics, Collaborative Manufacturing and Supply Management.

Channel Shaping allows clients to optimize activity across retail, distributor and online channels, which includes capabilities for partner selection, aligning market incentives, managing on-shelf availability, tracking sell-through and inventory as well as managing performance incentives.

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

Transportation and Logistics orchestrates the movement of goods by allowing clients to connect with key stakeholders to optimize carriers, simplify tendering, track shipments and streamline payments.

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

Attractive Industry Tailwinds and Large TAM

We participate in the growing SCM software industry. We estimate that the TAM is more than $54 billion across North America and Europe, and we anticipate this market will continue to grow. Several secular trends are increasing the demand for SCM software, including:

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

We believe that the TAM has more than 85% whitespace for modern SCM solutions. Many companies currently rely on legacy on premise applications or homegrown and/or spreadsheet-based solutions created over time, each of which require significant manual effort to achieve end-to-end supply chain visibility. Moreover, these SCM solutions often rely on latent and one-off point-to-point connections with partners for collecting data. These less agile alternatives provide less value and are significantly more error prone, creating an attractive competitive dynamic within the industry for modern SCM software providers where there is significant opportunity to grow without the need to replace an incumbent competitor. We estimate there to be more than $1 billion of whitespace within our current client base for the solutions we already offer, which we believe provides very actionable growth opportunities through expanding our existing client relationships.

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

As described above, we operate a software platform that integrates network ecosystems, data and applications across a harmonized and collaborative user interface, driving a compelling value proposition and return on investment for our clients and partners. This has created a mission-critical software solution and long-term relationships with clients as evidenced by our high gross retention rate. Additionally, we have been widely recognized as a differentiated leader by Gartner, International Data Corporation, Nucleus and others in the realm of multi-enterprise solutions, which we believe will be the future of SCM software.

Strong Network Effects Enhanced by a Flexible and Integrated Data Model

Our core offerings are underpinned by an integrated data model that facilitates the flow and processing of data for participants across several ecosystems and applications. This model facilitates low latency, “many-to-one-to-many” data exchange across trading partner ecosystems. The combination of our integrated and flexible data model along with the four network ecosystems powers our clients' solutions allowing them to efficiently orchestrate their end-to-end supply chains. This architecture is designed to ensure that each participant and data source within these ecosystems enhances our applications, which in turn improves the network and the value we deliver to our clients and participants alike. Additionally, we believe utilizing our software to efficiently orchestrate our clients' end-to-end supply chains enables our clients to realize significant value and return on investment.

Our software architecture and ability to normalize and harmonize disparate forms of data create a scalable software platform that can efficiently integrate acquisitions and new product applications seamlessly into a consolidated and holistic SaaS solution. Our software architecture and this ability has been a driving force behind our robust track-record of successful acquisition integrations, and we believe our scalable platform will allow us to generate substantial value through tuck-in and transformative acquisitions in the future.

Importantly, we believe there is incremental value we can create by utilizing the data flowing through our network to develop insights that can further help our clients as well as other target markets. We plan to work to develop a comprehensive strategy to capture this market opportunity and deepen our relationships with clients, which has the potential to meaningfully accelerate revenue growth.

Long-Term Relationships with Diversified and Blue-Chip Client Base with Proven Wallet Share Expansion

We deliver solutions for some of the largest brand owners and manufacturers globally. We possess a diverse client base consisting of approximately 600 large enterprise clients that span a broad spectrum of industries including consumer goods, food and beverage, manufacturing, retail, technology, and transportation, among others. We estimate more than 125 of our clients have annual revenues of over $10 billion.

We believe we are mission-critical to our clients' operations. Our clients utilize our solutions to orchestrate their supply chains, which we believe enables them to realize significant value and return on investment, especially in volatile environments. For example, during the first year of the pandemic, consumer packaged goods companies leveraged our artificial intelligence, machine learning and real-time data to better predict changing client patterns, even during panic buying. The result was an overall 32% reduction in forecast errors during the pandemic. On the supply side, companies leveraged our solutions to understand material availability and production capacity from thousands of ecosystem partners across multiple tiers of suppliers and contract manufactures. In the event of supply constraints such as semiconductor shortages, companies optimized production to build the best mix of products from available components or materials.

In March 2021, the Suez Canal was blocked for six days after the grounding of Ever Given, a container ship. During this crisis, our clients utilized our tools to monitor and respond to the situation, making real-time adjustments to their supply chains. These tools continue to provide visibility to goods in motion and the downstream impacts to production caused by delays at ports on the West Coast of the United States and Asia due to the COVID-19 pandemic.

Growth Strategies

We intend to profitably grow our business and create shareholder value through the following strategic initiatives:

Expand Within Existing Clients

As described above, we believe there is significant opportunity to drive growth through expansion of our existing client relationships. We have an opportunity to more than triple our revenue over time without any new logos, new products or acquisitions given that we estimate there is in excess of $1 billion of whitespace just within our current client base. Our acquisition strategy is focused on acquiring complimentary best-of-breed point solutions to incorporate into our integrated end-to-end platform. As a result, we currently sell just one SKU to many of our clients, as most acquired companies had only one product to offer their clients. We believe this represents a significant opportunity to cross-sell additional products to these clients, accelerating growth and strengthening relationships with our installed base, especially as it grows over time with new client wins. Importantly, we have a strong track record of achieving growth within our existing client base.

Win New Clients

As part of our growth strategy, another key growth lever is winning new clients, which we anticipate accelerating by optimizing our marketing and sales force through several measures. First, we plan to invest in our marketing demand generation efforts and hire new account acquisition experts. Additionally, we plan to pursue strategic partnerships and leverage the networks of our board of directors, advisory board and others to elevate conversations with C-level executives at key targets in our pipeline. We also intend to utilize these relationships and networks as well as our own channel reseller and partner network to accelerate growth through the onboarding of new clients.

Continue Strategic Acquisitions

A third lever of our growth strategy is to continue strategic acquisitions. We plan to utilize a disciplined approach to acquisitions, focusing on opportunities that will create value by strategically broadening our product offering as well as financially through the realization of integration-related synergies. Our key strategic acquisition criteria include mission-critical solutions in core markets; complementary cloud applications with minimal product overlap; new client relationships in vertical or geographic markets; and TAM, proprietary data and/or network expansion. We have a large pipeline of actionable targets, including a list of tuck-in opportunities identified in accordance with the criteria described above.

We have a demonstrated track record of success in expanding our product offering and accelerating growth through acquisitions. Through our latest acquisition of Logistyx Technologies, LLC (Logistyx), we enhanced our global footprint for multi-carrier e-commerce shipment management, offering companies a complete range of shipping capabilities needed to scale and respond to growing market needs. As Logistyx was acquired on March 2, 2022, the details of Logistyx have not been incorporated into the discussions in this Business section.

Through our acquisition of BluJay Topco Limited (BluJay), we were able to enhance our global trade and transportation management, which included last-mile logistics parcel. The acquisition of BluJay is driving significant efficiencies, cost savings and productivity for our clients while at the same time enhancing our supply chain capabilities, especially in transportation management with the expansion of the global transportation network. Additionally, BluJay's global trade management platform of customs declarations and filing compliments our compliance and tariffs capabilities. Finally, the BluJay acquisition enhances our value proposition to clients by broadening access to proprietary data and analytics for greater visibility, collaboration and execution across our platform.

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

Intellectual Property

We consider the protection of our intellectual property and proprietary information to be an important facet of our business. We own a number of trademarks, patents, copyrights and domain names registered in the United States and abroad that, together, are meaningful to our business, including the E2open, BluJay, Logistyx, Amber Road and INTTRA marks (among others). From time to time, we have pursued enforcement of our intellectual property rights against third parties and expect to do so in the future when cost effective. In addition, we enter into customary confidentiality and invention assignment agreements with employees and contractors involved in the development of our intellectual property.

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

Organizational Structure

Our organizational structure is what is commonly referred to as an umbrella partnership C corporation (or Up-C) structure. This organizational structure allows certain owners of E2open Holdings to retain their equity ownership in E2open Holdings, an entity that is classified as a partnership for U.S. federal income tax purposes, in the form of Common Units and Series 2 RCUs. Each continuing owner of E2open Holdings also holds a number of shares of Class V common stock equal to the number of Common Units held by such owner, which has no economic value, but which entitles the holder to one vote per share at any meeting of our shareholders. Those investors who, prior to the Business Combination, held Class A ordinary shares or Class B ordinary shares of CCNB1 and certain other investors and vested option holders, by contrast, hold their equity ownership in the Company, a Delaware corporation that is a domestic corporation for U.S. federal income tax purposes.

Significant Agreements

For information related to our significant agreements, see the Notes to the Consolidated Financial Statements contained herein.

Human Capital

We believe our success in delivering cloud-based, end-to-end SCM software relies on our culture, values, and the creativity and commitment of our people. Each member of our global team performs an integral role within the organization that helps us to successfully manage our operations and serve our clients. We operate in 38 offices across North America, Europe and Asia-Pacific.

As of February 28, 2022, we had 3,682 full-time employees with 1,088 in North America, 508 in Europe and 2,086 in Asia-Pacific. Employee diversity and inclusive business practices are central to our corporate identity and ingrained in everything we do.

The following tables depict our diversity by gender as of February 28, 2022:

		Male	Female	Total
All Offices Worldwide	Headcount	2,504	1,227	3,731
	Percentage of Employees	67%	33%
People Managers	Headcount	553	204	757
	Percentage of Employees	73%	27%
Individual Contributors	Headcount	1,951	1,023	2,974
	Percentage of Employees	66%	34%

The following tables depicts our U.S. employee diversity by race as of February 28, 2022:

		American Indian/ Alaskan Native	Asian	Black or African American	Hispanic or Latino	Native Hawaiian or Other Pacific Islander	Two or More Races	White	Total
U.S. Employees	Headcount	4	205	28	57	16	15	778	1,103
	Percentage of Employees	0%	19%	3%	5%	1%	1%	71%
People Managers	Headcount	1	52	5	4	5	4	213	284
	Percentage of Employees	0%	19%	2%	1%	2%	1%	75%
Individual Contributors	Headcount	3	153	23	53	11	11	565	819
	Percentage of Employees	0%	19%	3%	7%	1%	1%	69%

Embracing diversity worldwide is integral to finding the best people, not a box to check or standard to meet. This perspective is adopted throughout the Company and reinforced in the U.S. through our annual Valuing Diversity training.

As a company, we strive to attract, retain, motivate and reward the best possible people. To accomplish this, we offer benefits consistent with best practices in the areas where we operate. For example, in the U.S., our competitive Total Rewards and Health Benefits Program includes the following:

•
Fixed base pay;
•
Unlimited paid time off;
•
Incentive variable bonus plan;
•
Retirement plan match;
•
Gym reimbursement;
•
Training and career development; and
•
Health benefits - medical, dental, vision, Health Savings Account (HSA) and both long-term and short-term disability.

We invest in our people and strive to maintain a healthy, safe and secure work environment where our employees are treated with respect and dignity. We endeavor to create an inclusive and diverse community that inspires collaboration, integrity, engagement and innovation while offering the opportunity for personal and professional growth.

We recognize and value the important role of employee training in our long-term growth. We strive to be the best in the industry, which demands the best from each employee. With our onboarding program, E2immersion, training starts on day one to help streamline the transition. This program is designed to provide tools and training for our applications and compliance procedures. To ensure our employees' personal and professional growth, we developed E2open University where employees can participate in various online training classes. These training classes are continually developed or new classes are added, so that our employees have a full range of classes available. Each year, our employees receive role-specific training which includes topics, such as our products overview, anti-harassment, insider trading, cyber security awareness, compliance with our Code of Business Conduct and other compliance and industry-specific subjects. Employees can also gain leadership and management skills as well as learn about business planning and our application deployments, to name just a few.

We use a framework called E2-Connect to encourage a continual open and interactive communication between employees and their manager allowing individual needs to be recognized and met and company goals to be supported. This allows the employee and their manager to establish a professional development plan that facilitates personal employee growth while advancing our strategy.

We established the Field Leadership Council (FLC), a select group of our leaders representing all functions, geographies and acquired companies. FLC members serve as ambassadors for our values and operating principles and take direct responsibility for ensuring that all employees understand and participate in internal initiatives such as training, performance management and development planning. We also have a Global Culture & Events Committee which serves to embrace and share our global culture while generating programs and social activities throughout the year with the goal of helping to unify the team.

E2WIN is the E2open Women’s Network. It is a global group that is open to any of our employees of any gender. E2WIN’s mission is to create a gender equal community at E2open that enables talent of all backgrounds to inspire and empower one another and to build a more equal and inclusive workplace. The objectives of the program are to provide unparalleled support to propel professional development at E2open; allow more opportunities for our employees to connect with each other to grow their support network; and increase attraction, retention and promotion of women at E2open. E2WIN achieves this through several initiatives including a mentoring program, regional and global group meetings, guest speakers, community service and training.

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

Available Information

Our website address is www.e2open.com. Electronic copies of our SEC filings are available through the Investor Relations tab as soon as practicable after the reports are filed with the SEC. Additionally, our Code of Ethics, Corporate Governance Guidelines, Whistleblower Policy and the charters of our Audit Committee, Compensation Committee, Nominating, Sustainability and Governance Committee, and Risk Committee are located under the Governance tab of the Investor Relations section of our website.

Item 1A. Risk Factors

Risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this 2022 Form 10-K and other public statements we make are described below. Based on the information currently known to us, we believe that the matters discussed below identify the material risk factors affecting our business. However, the risks and uncertainties we face are not limited to those described below. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, but that could later become material, may also adversely affect our business.

Summary of Risk Factors

The following summarizes risks and uncertainties that could materially adversely affect our business, financial condition, results of operations and stock price. You should read this summary together with the detailed description of each risk factor contained below.

Risks Related to our Business Model

•
Our business depends on clients renewing their subscription agreements. Any decline in renewal or net retention rates could harm our future operating results.
•
Our largest revenue clients have substantial negotiating leverage, which may require that we agree to terms and conditions that result in increased cost of sales, decreased revenue and lower average selling prices and gross margins, all of which could harm our results of operations.
•
Given many of our key clients are large enterprise clients, our sales cycle is longer and more expensive, and we may encounter pricing pressure and implementation and configuration challenges.
•
If we are unable to sell products to new clients or to sell additional products or upgrades to our existing clients, it could adversely affect our revenue growth and operating results.
•
Our ability to develop our brand is critical for our continued success.
•
Because we generally recognize revenue from subscriptions for our services over the term of the subscription, downturns or upturns in new business may not be immediately reflected in our operating results.
•
We have experienced rapid growth in recent periods, and our recent growth rates may not be indicative of our future growth.
•
If we fail to maintain adequate operational and financial resources, particularly if we continue to grow rapidly, we may be unable to execute our business plan or maintain high levels of service and client satisfaction.
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
•
Inability to attract, integrate and retain management and other personnel could adversely impact our business, results of operations, cash flows and financial condition.
•
Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Risks Related to International Operations

•
Because our long-term success depends on our ability to operate our business internationally and increase sales of our products to clients located outside of the United States, our business is susceptible to risks associated with international operations.
•
Our operating results may include foreign currency gains and losses.

Risks Related to Macroeconomic and Market Conditions

•
Adverse or weakened general economic and market conditions may reduce spending on supply chain technology and information, which could harm our revenue, results of operations and cash flows.
•
Our success depends in part on our ability to develop and market new and enhanced solutions modules, and we may not be able to do so, or do so quickly enough to respond to changes in demand. Even if we anticipate changes in demand, it may be difficult for us to transition existing clients to new versions of our solutions.
•
The market for cloud-based SCM solutions is still evolving. If this market develops more slowly than we expect, our revenue may fail to grow or decline, and we may incur additional operating losses.
•
We face intense competition, and our failure to compete successfully would make it difficult for us to add and retain clients and would impede the growth of our business.

Risks Related to Key Third-Party Relationships

•
Interruptions or performance problems associated with our products, including disruptions at any third-party data center upon which we rely, may impair our ability to support our clients.
•
The information we source from third parties for inclusion in our knowledge databases may not be accurate and complete, our trade experts may make errors in interpreting legal and other requirements when processing this information and our trade content may not be updated on a timely basis, which can expose our clients to fines and other substantial claims and penalties.
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
•
CC Neuberger Principal Holdings I Sponsor LLC and its affiliates, affiliates of Insight Partners, Francisco Partners and its affiliates and Temasek Shareholders and its affiliates beneficially own a significant equity interest in us and their interests may conflict with us or your interests.
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
•
We may experience difficulties in integrating the operations of acquisitions into our business and in realizing the expected benefits of the acquisitions.

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
•
Changes in tax laws or regulations in the various tax jurisdictions we are subject to that are applied adversely to us or our paying clients could increase the costs of our products and services and harm our business.
•
Our ability to use our net operating loss carryforwards may be subject to limitation.
•
Privacy concerns and laws, evolving regulation of cloud computing, cross-border data transfer restrictions and other domestics or foreign regulations may limit the use and adoption of our products and adversely affect our business.
•
We may not be successful in continuing to meet the internal control requirements of the Sarbanes-Oxley Act of 2002.

Risks Related to Ownership of Our Securities

•
A significant portion of our Class A Common Stock is subject to the resale restrictions of the various Form S-1s. We anticipate a blanket removal of all restrictions upon Form S-3 eligibility, which could cause the market price of our Class A Common Stock to drop significantly, even if our business is doing well. We may issue additional shares of our Class A Common Stock or other equity securities without your approval, which would dilute your ownership interests and may depress the market price of your shares.
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

General Risks

•
The ongoing COVID-19 pandemic, including the resulting global economic uncertainty, measures taken in response to the pandemic and changes to the way our clients are operating their businesses, could materially impact our business and future results of operations and financial condition.
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

Risks Related to our Business Model

Our business depends on clients renewing their subscription agreements. Any decline in renewal or net retention rates could harm our future operating results.

Approximately 80% of our revenue is recurring and consists of subscriptions revenue. Our subscription products generally have recurring annual subscription periods. While many of our subscriptions provide for automatic renewal, our clients may opt-out of automatic renewals and clients have no obligation to renew a subscription after the expiration of the term. Our clients may or may not renew their subscriptions as a result of a number of factors, including their satisfaction or dissatisfaction with our products and services, our pricing or pricing structure, the pricing or capabilities of the products and services offered by our competitors, the effects of economic conditions or reductions in our clients' spending levels or ability to pay for our offerings and services. In addition, our clients may renew for fewer subscriptions, renew for shorter contract lengths if they were previously on multi-year contracts or switch to lower cost offerings of our products and services. If our clients do not renew their subscription arrangements, maintenance or other services agreements or if they renew them on less favorable terms, our revenue may decline. A substantial portion of our quarterly subscription revenue is attributable to agreements entered into during previous quarters. As a result, if there is a decline in renewed subscription agreements in any one quarter, only a small portion of the decline will be reflected in our revenue recognized in that quarter and the rest will be reflected in our revenue recognized in the following four quarters or more.

Our largest revenue clients have substantial negotiating leverage, which may require that we agree to terms and conditions that result in increased cost of sales, decreased revenue and lower average selling prices and gross margins, all of which could harm our results of operations.

Some of our clients have significant bargaining power when negotiating new licenses or subscriptions or renewals of existing agreements; they have the ability to buy similar products from other vendors or develop such systems internally. These clients have and may continue to seek advantageous pricing and other commercial and performance terms that may require us to develop additional features in the products we sell to them or add complexity to our client agreements. Currently, as clients become larger, our pricing model recognizes various factors such as number of products purchased and the penetration of those products within a client's operations. As such, when a client buys more products, their average cost per product can decline even though the total revenue from them increases. To date, we have generally seen sales to clients increase in proportion to or in excess of any reductions in the cost per product. However, there can be no guarantee that these results will continue in the future. If we are unable to negotiate renewals with our largest clients on favorable terms, our results of operations could be harmed.

Given many of our key clients are large enterprise clients, our sales cycle is longer and more expensive, and we may encounter pricing pressure and implementation and configuration challenges.

Many of our clients are large enterprise clients, which means longer sales cycles relative to non-enterprise clients, greater competition, more complex client due diligence, less favorable contractual terms and less predictability in completing some of our sales.

Consequently, a target client's decision to use our services may be an enterprise-wide decision and, if so, these types of sales require us to provide greater levels of education regarding the use and benefits of our products and services as well as education regarding privacy and data protection laws and regulations to prospective clients. In addition, larger enterprise clients may demand more configuration, integration services and features. As a result of these factors, these sales opportunities may require us to devote greater sales support and professional services resources to individual clients, driving up costs and time required to complete sales, while potentially requiring us to delay revenue recognition on some of these transactions until the technical or implementation requirements have been met.

If we are unable to sell products to new clients or to sell additional products or upgrades to our existing clients, it could adversely affect our revenue growth and operating results.

To increase our revenue, we must add new clients (whether through sales or acquisitions) or sell additional products or upgrades to existing clients. Even if we capture a significant volume of leads from our digital marketing activities, we must be able to convert those leads into sales of our products to new or existing clients in order to achieve revenue growth.

We primarily rely on our direct sales force to sell our products to new and existing clients and convert qualified leads into sales. Accordingly, our ability to achieve significant growth in revenue in the future will depend on our ability to recruit, train and retain sufficient numbers of sales personnel, and on the productivity of those personnel. Our recent and planned personnel additions may not become as productive as we would like or in a timely manner, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do or plan to do business. The market for sales personnel in the software space is highly competitive and it is increasingly difficult to compete and retain top talent. If we are unable to sell products to new clients and additional products or upgrades to our existing clients through our direct sales force or through our channel partners, which supplement our direct sales force by distributing our products and generating sales opportunities, we may be unable to grow our revenue and our operating results could be adversely affected.

Our ability to develop our brand is critical for our continued success.

We have been successful to date despite not having strong brand name recognition with those for whom we compete for business. Our ability to develop our brand is critical in expanding our base of clients, partners and employees. Our brand will depend largely on our ability to remain a technology leader and continue to provide high-quality innovative products, services and features. If we fail to develop our brand, or if our investments in digital advertising, events and other branding programming are unsuccessful, our business, operating results and financial condition may be materially and adversely affected.

Because we generally recognize revenue from subscriptions for our services over the term of the subscription, downturns or upturns in new business may not be immediately reflected in our operating results.

We generally recognize revenue from clients ratably over the terms of their subscription and support agreements, which are typically 36 months. As a result, most of the revenue we report in each quarter is the result of subscription and support agreements entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any one quarter may not be reflected in our revenue results for that quarter. However, any such decline will negatively impact our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our services and potential changes in our attrition rate, may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new clients must be recognized over the applicable subscription and support term.

We have experienced rapid growth in recent periods, and our recent growth rates may not be indicative of our future growth.

We have experienced organic and acquisition-driven growth in recent periods, and revenue growth in future periods may not be consistent with recent history. We believe our revenue growth depends on a number of factors, including, but not limited to, our ability to:

•
attract new clients;
•
renew and grow current client subscriptions;
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

If we fail to maintain adequate operational and financial resources, particularly if we continue to grow rapidly, we may be unable to execute our business plan or maintain high levels of service and client satisfaction.

We have experienced, and expect to continue to experience, rapid growth, particularly through acquisitions, which has placed, and will continue to place, significant demands on our management and our operational and financial resources. Our organizational structure is becoming more complex as we scale our operational, financial and management controls, as well as our reporting systems and procedures. As we continue to grow, we face challenges of integrating, developing, training and motivating a rapidly growing employee base in our various offices around the world and navigating a complex multi-national regulatory landscape. If we fail to manage our anticipated growth and change in a manner that preserves the functionality of our platforms and solutions, the quality of our products and services may suffer, which could negatively affect our brand and reputation and harm our ability to attract clients.

To manage growth in our operations and personnel, we need to continue to grow and improve our operational, financial and management controls and our reporting systems and procedures. We will require significant expenditures and the allocation of valuable management resources to grow and change in these areas. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our management, client experience, research and development, sales and marketing, administrative, financial and other resources.

We anticipate that significant additional investments will be required to scale our operations and increase productivity, address the needs of our clients, further develop and enhance our products and services, expand into new geographic areas and scale with our overall growth. We will need to identify and invest in new technologies and systems to ensure the future scalability and success of the business. If additional investments are required due to significant growth, this will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term.

Cyber-attacks and security vulnerabilities could result in serious harm to our reputation, business and financial condition.

Threats to network and data security are constantly evolving and becoming increasingly diverse and sophisticated. Our products and services, servers and computer systems and those of third parties that we rely on in our operations could be vulnerable to cybersecurity risks. As such, we will be subject to risks inherent to companies that process client data for client mission critical systems like SCM solutions.

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

We may experience breaches of our security measures due to human error, system errors or vulnerabilities. In particular, our platform and the other systems or networks used in our business may experience an increase in attempted cyber-attacks, targeted intrusion, ransomware and phishing campaigns. We have been the target of successful phishing attempts in the past, which resulted in immaterial monetary losses due to voluntary write-offs and disruptions. Although we believe that these attempts were detected and neutralized without any compromise to our client data and prior to any significant impact to our business, we have implemented additional measures to prevent such attacks. We will likely be subject to similar attacks in the future and continue to train our employees and provide communications to our clients to mitigate these activities and related losses. We maintain errors, omission and cyber liability insurance policies covering security and privacy damages. However, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all.

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

In addition, while we are continually taking steps to enhance our cybersecurity defenses, increased investments, coordination and resources are required to achieve our objective of ensuring over time that our cybersecurity infrastructure meets or exceeds evolving industry standards. We are also subject to our clients testing the security of our systems and the manner in which we protect their data, which further heightens our need to stay vigilant and up to date with the latest protections and cybersecurity practices. Achieving this objective will require continued effort and vigilance, including sustained investment of money and management resources in order to support the ongoing development and maintenance of systems that meet these standards.

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

Our products must integrate with a variety of network, hardware and software platforms, and we need to continuously modify and enhance our products to adapt to changes in hardware, software, networking, browser and database technologies. We believe a significant component of our value proposition to clients is the ability to optimize and configure our products to integrate with our systems and those of third parties. If we are not able to integrate our products in a meaningful and efficient manner, demand for our products could decrease and our business and results of operations would be harmed.

In addition, we have a large number of solutions, and maintaining and integrating them effectively requires extensive resources. Our continuing efforts to make our products more interoperative may not be successful. Failure of our products to operate effectively with future infrastructure platforms and technologies could reduce the demand for our products, resulting in client dissatisfaction and harm to our business. If we are unable to respond to changes in a cost-effective manner, our products may become less marketable, less competitive or obsolete, and our business and results of operations may be harmed.

We have a significant amount of goodwill and intangible assets on our balance sheet, and our results of operations may be adversely affected if we fail to realize the full value of our goodwill and intangible assets.

We have goodwill of $3,756.9 million and $2,628.6 million and net intangible assets of $1,181.4 million and $824.9 million as of February 28, 2022 and 2021, respectively. In accordance with U.S. GAAP, goodwill and intangible assets with an indefinite life are not amortized but are subject to a periodic impairment evaluation. Goodwill and acquired intangible assets with an indefinite life are tested for impairment at least annually or when events and circumstances indicate that fair value of a reporting unit may be below their carrying value. Acquired intangible assets with definite lives are amortized on a straight-line basis over the estimated period over which we expect to realize economic value related to the intangible asset. In addition, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset might not be recoverable. If indicators of impairment are present, we evaluate the carrying value in relation to estimates of future undiscounted cash flows. Our ability to realize the value of the goodwill and intangible assets will depend on the future cash flows of the businesses we have acquired, which in turn depend in part on how well we have integrated these businesses into our own business. Judgments made by management relate to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows of the carrying amounts of such assets. The accuracy of these judgments may be adversely affected by several factors, including significant:

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

Inability to attract, integrate, and retain management and other personnel could adversely impact our business, results of operations, cash flow, and financial condition.

Our success greatly depends on the continued service of our executives, as well as our other key senior management, technical personnel and sales personnel. Our future success will depend in large part upon our ability to attract, retain and motivate highly skilled executives and employees. We face significant competition for individuals with the skills required to perform the services we offer, and thus we may encounter increased compensation costs that are not offset by increased revenue. In the broader technology industry in which we compete for talented hires, there is substantial and continuous competition for engineers with high levels of experience in designing, developing and managing software, as well as competition for sales executives and operations personnel. We cannot guarantee that we will be able to attract and retain sufficient numbers of these highly skilled employees or motivate them. Because of the complexity of the supply chain market, we may experience a significant time lag between the date on which technical and sales personnel are hired and the time at which these persons become fully productive.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

We have employees in more than 20 countries, and these global operations could be disrupted at any time by natural or other disasters, telecommunications failures, acts of terrorism or war, power or water shortages, extreme weather conditions (whether as a result of climate change or otherwise), medical epidemics or pandemics (such as the COVID-19 pandemic) and other natural or manmade disasters or catastrophic events. The occurrence of any of these business disruptions could result in significant losses, serious harm to our revenue, profitability and financial condition, adversely affect our competitive position, increase our costs and expenses, and require substantial expenditures and recovery time in order to fully resume operations. We have a significant concentration of employees in India and Malaysia on whom we rely. Any disaster or series of disasters in these countries where we have a concentration of employees, could significantly disrupt our operations and have a material adverse effect on our business, results of operations and financial condition.

Risks Related to International Operations

Because our long-term success depends on our ability to operate our business internationally and increase sales of our products to clients located outside of the United States, our business is susceptible to risks associated with international operations.

We have significant international operations in India, the Philippines, the United Kingdom, Belgium, Germany, Poland, China, Hong Kong and Malaysia as well as international operations in other countries. We market and sell our products worldwide. We expect to continue to expand our international operations for the foreseeable future. Both of our recent acquisitions included significant international operations, further increasing our international footprint and operations. The continued international expansion of our operations requires significant management attention and financial resources and results in increased administrative and compliance costs. Our limited experience in operating our business in certain regions outside the United States increases the risk that our expansion efforts into those regions may not be successful. In particular, our business model may not be successful in particular countries or regions outside the United States for reasons that we currently are unable to anticipate. We are subject to risks associated with international sales and operations including, but not limited to:

•
the complexity of, or changes in, foreign regulatory requirements and the burdens of complying with a wide variety of foreign laws and different legal standards;
•
difficulties in managing the staffing of international operations, including compliance with workers councils and local labor and employment laws and regulations;
•
potentially adverse tax consequences, including the complexities of foreign value added tax systems, overlapping tax regimes, restrictions on the repatriation of earnings and changes in tax rates;
•
dependence on resellers and distributors to increase client acquisition or drive localization efforts, including in new or evolving markets, which resellers and distributors may fail to maintain standards consistent with our brand and reputation;
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

On February 24, 2022, the President of Russia announced a military invasion of Ukraine. In response, countries worldwide have imposed sanctions against Russia on certain businesses and individuals, including, but not limited to, those in the banking, import and export sectors. This invasion has led, is currently leading, and for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies. We do not have offices or employees in Russia or Ukraine and have been working closely with outside advisors to ensure our products comply with all sanctions and global regulatory requirements. At this time, we do not believe that the invasion will materially affect our business. However, we will continue to monitor the situation as it develops.

Our operating results may include foreign currency gains and losses.

We conduct a portion of our business in currencies other than the United States dollar. Our revenues, expenses, operating profit and net income are affected when the dollar weakens or strengthens in relation to other currencies. In addition, we have significant operations in India that do not have a natural in-market revenue hedge to mitigate currency risk to our operating expense in India. Fluctuations in the value of other currencies could materially impact our revenues, expenses, operating profit and net income.

Risks Related to Macroeconomic and Market Conditions

Adverse or weakened general economic and market conditions may reduce spending on supply chain technology and information, which could harm our revenue, results of operations and cash flows.

Our revenue, results of operations and cash flows depend on the overall demand for and use of technology and information for global SCM, which depends in part on the amount of spending allocated by our client or potential clients on supply chain technology and information. This spending depends on worldwide economic and geopolitical conditions. The U.S. and other key international economies have experienced cyclical downturns from time to time in which economic activity was impacted by falling demand for a variety of goods and services; restricted credit; poor liquidity; reduced corporate profitability; volatility in credit, equity and foreign exchange markets; bankruptcies; pandemics such as COVID-19; and overall economic uncertainty. These economic conditions can arise suddenly, and the full impact of such conditions often remains uncertain. In addition, geopolitical developments and potential trade wars can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. Further actions or inactions of the U.S. or other major national governments, including the United Kingdom's 2016 vote in favor of exiting the European Union, may also impact economic conditions, which could result in financial market disruptions or an economic downturn.

Concerns about the systemic impact of a recession in the United States or globally, energy costs, geopolitical issues or the availability and cost of credit could lead to increased market volatility, decreased consumer confidence and diminished growth expectations in the U.S. economy and abroad, which in turn could affect the rate of information technology spending and adversely affect our clients' ability or willingness to purchase our services, delay prospective clients' purchasing decisions, reduce the value or duration of their subscription contracts or affect attrition rates, all of which could adversely affect our future sales and operating results. Prolonged economic slowdowns may result in requests to renegotiate existing contracts on less advantageous terms to us than those currently in place, payment defaults on existing contracts or non-renewal at the end of a contract term.

Our success depends in part on our ability to develop and market new and enhanced solutions modules, and we may not be able to do so, or do so quickly enough to respond to changes in demand. Even if we anticipate changes in demand, it may be difficult for us to transition existing clients to new versions of our solutions.

Our success depends in part on our ability to develop and market new and enhanced solutions modules, and to do so on a timely basis. Successful module development and marketing depends on numerous factors, including anticipating client requirements, changes in technology requirements, our ability to differentiate our solutions from those of our competitors and market acceptance of our solutions. Enterprises are requiring their software application vendors to provide ever increasing levels of functionality and broader offerings. Moreover, our industry is characterized by rapid evolution and shifts in technology and client needs. We may not be able to develop and market new or enhanced modules in a timely or cost-effective manner, or at all. Our solutions also may not achieve market acceptance or correctly anticipate technological changes or the changing needs of our clients or potential clients.

In addition, even if we correctly anticipate changes in technology or demand, it might be difficult for us to transition existing clients to new versions of our solutions. Such transitions or upgrades may require considerable professional services effort and expense, and clients may choose to discontinue using our solutions rather than proceed with a lengthy and expensive upgrade. If clients fail to accept new versions of our solution, if our newest solutions contain errors or if we expend too many resources supporting multiple versions of our solutions, we may suffer a material adverse effect on our business, financial position, results of operations and cash flows.

The market for cloud-based SCM solutions is still evolving. If this market develops more slowly than we expect, our revenue may fail to grow or decline, and we may incur additional operating losses.

We derive, and expect to continue to derive, substantially all of our revenue from providing a cloud-based SCM platform, solutions and related services. The market for cloud-based SCM solutions is still evolving and it is uncertain whether this platform and solutions will sustain high levels of demand and market acceptance. Our success will depend on the willingness of companies to accept our cloud-based SCM platform and solutions as an alternative to manual processes, traditional enterprise resource planning software and internally-developed SCM solutions. Some clients may be reluctant or unwilling to use our cloud-based SCM platform or solutions for a number of reasons, including data privacy concerns, data and network security concerns and existing investments in SCM technology.

Traditional approaches to SCM have required, among other things, purchasing hardware and licensing software. Because these traditional approaches often require significant initial investments to purchase the necessary technology and to establish systems that comply with clients' unique requirements, companies may be unwilling to abandon their current solutions for our cloud-based SCM platform and solutions. Other factors that may limit market acceptance of our platform and solutions include:

•
our ability to maintain high levels of client satisfaction;
•
our ability to maintain continuity of service for all users of our solutions;
•
the price, performance and availability of competing solutions; and
•
our ability to address companies' confidentiality concerns about information stored outside of their premises.

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

We face intense competition, and our failure to compete successfully would make it difficult for us to add and retain clients and would impede the growth of our business.

The SCM market is fragmented, competitive and rapidly evolving. We compete with other cloud-based SCM vendors, traditional enterprise resource planning vendors such as SAP and Oracle and other service providers as well as with solutions developed internally by enterprises seeking to manage their global supply chains and global trade. Some of our actual and potential competitors may enjoy competitive advantages over us, such as greater name recognition, more varied offerings and larger marketing budgets as well as greater financial, technical and other resources. Furthermore, some competitors may have best-of-breed solutions to problems created by the unique trading requirements of particular countries, industries and/or business processes. As a result, our competitors may be able to respond more quickly than we can to new or changing opportunities, technologies, standards or client requirements or devote greater resources to the promotion and sale of their products and services than we can.

The intensity of competition in the SCM market has resulted in pricing pressure as the market has developed, and our competitors very frequently offer substantial price discounts for their products. We expect the intensity of competition to increase in the future as existing competitors develop their capabilities and as new companies, which could include one or more large software or trade content providers, enter the market. Increased competition could result in additional pricing pressure, reduced sales, shorter term lengths for client contracts, lower margins or the failure of our solutions to achieve or maintain broad market acceptance. If we are unable to compete effectively, it will be difficult for us to maintain our pricing rates and add or retain clients, and our business, financial condition and results of operations will be harmed.

Risks Related to Key Third-Party Relationships

Interruptions or performance problems associated with our products, including disruptions at any third-party data center upon which we rely, may impair our ability to support our clients.

Our continued growth depends in part on the ability of our existing and potential clients to access our websites, software or cloud-based products within an acceptable amount of time. We have experienced, and may in the future experience, service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, capacity constraints due to an overwhelming number of users accessing our website simultaneously, denial of service, fraud or security attacks. In some instances, we may not be able to identify the cause or causes of these website performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve our website performance, especially during peak usage times and as our user traffic increases. If our websites are unavailable or if our clients are unable to access our software or cloud-based products within a reasonable amount of time, or at all, our business would be negatively affected. Additionally, our data centers and networks and third-party data centers and networks may experience technical failures and downtime, may fail to distribute appropriate updates or may fail to meet the increased requirements of a growing client base.

We provide certain of our solutions through third-party data center hosting facilities located in the United States and other countries. While we control and have access to our servers and all of the components of our network that are located in such third-party data centers, we do not control the operation of these facilities. Our operations depend on the protection of the equipment and information we store in these third-party centers, or utilize from third-party providers, against damage or service interruptions that may be caused by fire, flood, severe storm, power loss, telecommunications failures, natural disasters, war, criminal act, military action, terrorist attack, financial failure of the service provider and other events beyond our control. In addition, third-party malfeasance, such as intentional misconduct by computer hackers, unauthorized intrusions, computer viruses, ransomware or denial of service attacks, may also cause substantial service disruptions. A prolonged service disruption affecting our products could damage our reputation with potential clients, cause us to lose existing clients, expose us to liability or otherwise adversely affect our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the data centers or infrastructure we use or rely on, including the additional expense of transitioning to substitute facilities or service providers. Following expiration of the current agreement terms, the owners of the data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, or if one of our data center operators is acquired, we may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur significant costs and possible service interruptions in connection with doing so.

The information we source from third parties for inclusion in our knowledge databases may not be accurate and complete, our trade experts may make errors in interpreting legal and other requirements when processing this information and our trade content may not be updated on a timely basis, which can expose our clients to fines and other substantial claims and penalties.

Our clients often use our solutions as a system of record and many of our clients are subject to regulation of their products, services and activities. Our knowledge library includes trade content sourced from government agencies and transportation carriers in numerous countries. It is often sourced from text documents and includes import and export regulations, shipping documents, preferential duties and taxes, specifications for free trade agreements, transportation rates, sailing schedules, embargoed country and restricted party lists and harmonized tariff codes. The information in these text documents may not be timely, accurate or complete. Our team of trade experts transforms these documents into a normalized and propriety knowledgebase which is interpretable by software. Our trade experts have to interpret the legal and other requirements contained in the source documents, and we can provide no assurances that our trade experts do not make errors in the interpretation of these requirements. Furthermore, rules and regulations and other trade content used in our solutions change constantly, and we must continuously update our knowledge library. Maintaining a complete and accurate knowledge library is time-consuming and costly, and we can provide no assurances that our specialists will always make appropriate updates to the library on a timely basis. Errors or defects in updating the trade content we provide to our clients and any defects or errors in, or failure of, our software, hardware or systems, can result in an inability to process transactions in a timely manner or lead to violations that could expose our clients to fines and other substantial claims and penalties and involve criminal liability. In addition, these errors and delays could damage our reputation with both existing and new clients and result in lost clients and decreased revenue, which could materially and adversely affect our business, revenue and results of operations.

Any of these problems may enable our clients to terminate our agreements, require us to issue credits or refunds and subject us to product liability, breach of warranty or other contractual claims. We also may be required to indemnify our clients or third parties as a result of any of these problems. Any provisions in our client agreements intended to limit liability may not be sufficient to protect us against any such claims. Insurance may not be available on acceptable terms, or at all. In addition, any insurance we do have may not cover claims related to specific defects, errors, failures or delays; may not cover indirect or consequential damages; and may be inadequate. Defending a suit, regardless of its merit, could be costly and divert management's attention. In general, losses from clients terminating their agreements with us and our cost of defending claims resulting from defects, errors, failures or delays might be substantial and could have a material adverse effect on our business, financial position, results of operations and cash flows.

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

We use software licensed from a variety of third parties in connection with the operation of our products. Any performance issues, errors, bugs or defects in third-party software could result in errors or a failure of our products, which could adversely affect our business and results of operations. In the future, we might need to license other software to enhance our solution and meet evolving client demands and requirements. Any limitations in our ability to use third-party software could significantly increase our expenses and otherwise result in delays, a reduction in functionality or errors or failures of our solution until equivalent technology or content is either developed by us or, if available, identified, obtained through purchase or license, and integrated into our solution. In addition, third-party licenses may expose us to increased risks, including risks associated with the integration of new technology, the diversion of resources from the development of our own proprietary technology and our inability to generate revenues from new technology sufficient to offset associated acquisition and maintenance costs, all of which may increase our expenses and materially and adversely affect our business and results of operations.

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

As a result of the Business Combination, we are required to comply with corporate governance and financial reporting practices and policies required of a publicly traded company. As a publicly traded company, we will incur significant legal, accounting and other expenses that we were not required to incur in the recent past. In addition, new and changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated and to be promulgated thereunder, as well as under the Sarbanes-Oxley Act, the Jobs Act and the rules and regulations of the SEC and national securities exchanges have increased the costs and the time that the board of directors and management must devote to complying with these rules and regulations. We expect these rules and regulations to increase our legal and financial compliance costs and lead to a diversion of management's time and attention from revenue generating activities.

Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert management's attention from implementing our growth strategy, which could prevent us from improving our business, results of operations and financial condition. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a publicly traded company. However, the measures we take may not be sufficient to satisfy our obligations as a publicly traded company.

The reverse merger with CCNB1 increases the potential for shareholder litigation.

We went public via the Business Combination with CCNB1, a SPAC. The popularity of going public via a reverse merger with a SPAC has resulted in a corresponding increase in the number of shareholder lawsuits and increased activity at the SEC relating to SPACs. In recent days, the SEC has opened an inquiry seeking information on how underwriters are managing the risks involved in SPACs, and the SEC's Division of Corporation Finance and acting chief accountant have issued two separate public statements on certain accounting, financial reporting and governance issues that should be considered in connection with SPAC-related mergers. This increase in activity by SEC Staff comes on the heels of nearly two dozen federal securities class action filings, several SEC investor alerts and earlier guidance from the Division of Corporation Finance. The surge in litigation and regulatory interest is likely to continue and expand throughout 2021 and beyond.

With the increase in the use of SPACs comes an increase in SPAC shareholder lawsuits filed after announcements of mergers between SPACs and their target companies. According to data compiled by Stanford University, shareholders have filed 21 securities class actions lawsuits involving SPACs since 2019, with eight of these filings occurring in 2021. Any claim against us, regardless of its merit, could be costly, divert management's attention and operational resources and harm our reputation. As litigation is inherently unpredictable, we cannot assure you that any potential claims or disputes will not have a material adverse effect on our business, results of operations and financial condition. Any claims or litigation, even if fully indemnified or insured, could make it more difficult to compete effectively or to obtain adequate insurance in the future.

CC Neuberger Principal Holdings I Sponsor LLC and its affiliates, affiliates of Insight Partners, Francisco Partners and its affiliates and Temasek Shareholders and its affiliates beneficially own a significant equity interest in us and their interests may conflict with us or your interests.

CC Neuberger Principal Holdings I Sponsor LLC, Insight Partners, Francisco Partners and Temasek Shareholders and their respective affiliates (collectively, the "Controlling Entities") collectively control approximately 40% of our total voting equity as of February 28, 2022. As a result, they have significant influence over our decisions to enter into any corporate transaction. In addition, the Controlling Entities are each in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. The Controlling Entities may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. Our certificate of incorporation provides that certain parties may engage in competitive businesses and renounces any entitlement to certain corporate opportunities offered to the private placement investors or any of their managers, officers, directors, equity holders, members, principals, affiliates and subsidiaries (other than us and our subsidiaries) that are not expressly offered to them in their capacities as our directors or officers. The certificate of incorporation also provides that certain parties or any of their managers, officers, directors, equity holders, members, principals, affiliates and subsidiaries (other than us and our subsidiaries) do not have any fiduciary duty to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us or any of our subsidiaries.

We are a holding company and our only material asset is our interest in E2open Holdings, and we are accordingly dependent upon distributions made by our subsidiaries to pay taxes, make payments under the Tax Receivable Agreement and pay dividends.

We are a holding company with no material assets other than our ownership of the Common Units and RCUs and our managing member interest in E2open Holdings. As a result, we have no independent means of generating revenue or cash flow. Our ability to pay taxes, make payments under the Tax Receivable Agreement and pay dividends will depend on the financial results and cash flows of E2open Holdings and the distributions we receive. Deterioration in the financial condition, earnings or cash flow of E2open Holdings for any reason could limit or impair E2open Holdings' ability to pay such distributions. Additionally, to the extent that we need funds and E2open Holdings is restricted from making such distributions under applicable law or regulation or under the terms of any financing arrangements, or E2open Holdings is otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition.

E2open Holdings is treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated to holders of Common Units. Accordingly, we are required to pay income taxes on our allocable share of any net taxable income of E2open Holdings. Under the terms of the Third Amended and Restated Limited Liability Company Agreement (Third Company Agreement), E2open Holdings is obligated to make tax distributions to holders of Common Units (including us) calculated at certain assumed tax rates. In addition to income taxes, we incur expenses related to our operations, including payment obligations under the Tax Receivable Agreement, which could be significant, of which some will be reimbursed by E2open Holdings (excluding payment obligations under the Tax Receivable Agreement). See Tax Receivable Agreement under the caption Significant Agreements in Part I, Item 1., Business. We intend to cause E2open Holdings to make ordinary distributions on a pro rata basis and tax distributions (which, in certain circumstances, may be made on a non-pro rata basis to holders of Common Units in amounts sufficient to cover all applicable taxes, relevant operating expenses, payments under the Tax Receivable Agreement and dividends, if any, declared by us. However, as discussed below, E2open Holdings' ability to make such distributions may be subject to various limitations and restrictions including, but not limited to, retention of amounts necessary to satisfy E2open's obligations and restrictions on distributions that would violate any applicable restrictions contained in E2open Holdings' debt agreements, or any applicable law, or that would have the effect of rendering E2open Holdings insolvent. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement, and therefore accelerate payments under the Tax Receivable Agreement, which could be substantial.

We anticipate that the distributions received from E2open Holdings may, in certain periods, exceed our actual tax liabilities and obligations to make payments under the Tax Receivable Agreement. Our board of directors, in its sole discretion, may make any determination from time to time with respect to the use of any such excess cash so accumulated, which may include, among other uses, to pay dividends on our Class A Common Stock. We have no obligation to distribute such cash (or other available cash other than any declared dividend) to our stockholders. See Dividends in Part II, Item 5., Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Dividends on our common stock, if any, will be paid at the discretion of our board of directors, which will consider, among other things, our available cash, available borrowings and other funds legally available therefor, considering the retention of any amounts necessary to satisfy our obligations that will not be reimbursed by E2open Holdings, including taxes and amounts payable under the Tax Receivable Agreement and any restrictions in the applicable bank financing agreements. Financing arrangements may include restrictive covenants that restrict our ability to pay dividends or make other distributions to our stockholders. In addition, E2open Holdings is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of E2open Holdings (with certain exceptions) exceed the fair value of its assets. E2open Holdings' subsidiaries are generally subject to similar legal limitations on their ability to make distributions to E2open Holdings. If E2open does not have sufficient funds to make distributions, our ability to declare and pay cash dividends may also be restricted or impaired.

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

The Tax Receivable Agreement provides for the payment by the Company of 85% of certain tax benefits that we realize or are deemed realized as a result of the increases in tax basis described above, utilization of pre-existing tax attributes of certain sellers and realization of additional tax benefits attributable to payments under the Tax Receivable Agreement. These payments are our obligations and not E2open Holdings. The actual increase in our allocable share of E2open Holdings' tax basis in their assets, the availability of pre-existing tax attributes of certain sellers, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of exchanges, the market price of the Class A Common Stock at the time of the exchange, the extent to which such exchanges are taxable and the amount and timing of the recognition of our income. While many of the factors that will determine the amount of payments that we will make under the Tax Receivable Agreement are outside of our control, we expect that the payments we will make under the Tax Receivable Agreement will be substantial and could have a material adverse effect on our financial condition. Any payments we make under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid; however, nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement, and therefore accelerate payments due under the Tax Receivable Agreement as further described below. Furthermore, our future obligation to make payments under the Tax Receivable Agreement could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that may be deemed realized under the Tax Receivable Agreement. See Tax Receivable Agreement under the caption Significant Agreements in Part I, Item 1., Business.

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

To expand our business, we have made numerous acquisitions (including our most recent acquisitions of BluJay and Logistyx) and expect to continue making similar acquisitions and possibly larger acquisitions as part of our growth strategy. The success of our growth strategy will depend on our ability to identify, negotiate, complete and integrate acquisitions and, if necessary, to obtain satisfactory debt or equity financing to fund those acquisitions. Acquisitions are inherently risky, and any acquisitions we complete may not be successful.

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
•
our inability to increase revenue from an acquisition, including our failure to drive demand in our existing client base for acquired products and our failure to obtain contract renewals or upgrades and new product sales from clients of the acquired businesses;
•
unanticipated charges to our operating results based on the timing and size of our acquisitions and the extent of integration activities;
•
potential negative perceptions of our acquisitions by clients, financial markets or investors;
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
•
our inability to apply and maintain our internal standards, controls, procedures and policies to acquired businesses and to meet SEC reporting deadlines and requirements as it relates to acquired companies;
•
potential loss of key employees of the companies we acquire;
•
difficulties in increasing or maintaining security standards for acquired technology consistent with our other services and related costs;
•
challenges converting the acquired company's revenue recognition policies and forecasting the related revenues, including subscription-based revenues, as well as appropriate allocation of the client consideration to the individual deliverables; and
•
inadequate protection of acquired intellectual property rights.

The occurrence of any of these risks could have a material adverse effect on our business, results of operations, financial condition or cash flows, particularly in the case of a larger acquisition or substantially concurrent acquisitions.

We may experience difficulties in integrating acquisitions into our business and in realizing the expected benefits of the acquisitions.

The success of the BluJay acquisition, the Logistyx acquisition and any future acquisitions, will depend in part on our ability to realize the anticipated business opportunities from combining the acquired operations with our business in an efficient and effective manner. The integration process could take longer than anticipated and could result in the loss of key employees, the disruption of each company's ongoing businesses, tax costs or inefficiencies or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect our ability to maintain relationships with clients, employees or other third parties or our ability to achieve the anticipated benefits of the acquisitions and could harm our financial performance. If we are unable to successfully or timely integrate the operations with our business, we may incur unanticipated liabilities and be unable to realize the anticipated benefits resulting from the acquisitions, and our business, results of operations and financial condition could be materially and adversely affected.

Risks Related to our Indebtedness

Our substantial level of indebtedness and significant leverage may materially adversely affect our ability to raise additional capital to fund our operations and limit our ability to react to changes in the economy or our industry.

We have a substantial amount of indebtedness and are significantly leveraged. As of February 28, 2022, we had outstanding indebtedness in the principal amount of $899.2 million. Our 2021 Revolving Credit Facility has a borrowing capacity of $155.0 million with $80.0 million outstanding as of February 28, 2022. On April 6, 2022, we amended our Credit Agreement to include a $190.0 million incremental term loan. A portion of the proceeds were used to repay the $80.0 million outstanding under our 2021 Revolving Credit Facility. Our substantial level of indebtedness increases the possibility that we may be unable to generate sufficient cash to pay the principal, interest or other amounts due in respect of our indebtedness. Our substantial indebtedness, combined with our other financial obligations and contractual commitments, may have a material adverse impact on us and our business. For example, it could:

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and may be forced to reduce or delay investments and capital expenditures or to sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. In the absence of such cash flows and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our credit facilities restrict E2open Holdings' and our restricted subsidiaries' ability to dispose of assets and use the proceeds from the disposition. We may not be able to complete those dispositions or obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

A lowering or withdrawal of the ratings assigned to our debt securities by rating agencies may increase our future borrowing costs and reduce our access to capital.

Our debt currently has a non-investment grade rating, and any rating assigned could be lowered or withdrawn entirely by a rating agency if, in that rating agency's judgment, future circumstances relating to the basis of the rating, such as adverse changes in our performance under assorted financial metrics and other measures of financial strength, our business and financial risk, our industry or other factors determined by such rating agency, so warrant. There can be no assurances that our credit ratings or outlook will not be lowered in the future in response to adverse changes in these metrics and factors caused by our operating results or by actions that we take, that reduce our profitability, or that require us to incur additional indebtedness for items such as substantial acquisitions, significant increases in costs and capital spending in security and IT systems, significant costs related to settlements of litigation or regulatory requirements or by returning excess cash to shareholders through dividends. Consequently, real or anticipated changes in our credit rating will generally affect the market value of our indebtedness. Additionally, credit ratings may not reflect the potential effect of risks relating to the structure of our indebtedness. Any future lowering of our ratings likely would make it more difficult or more expensive for us to obtain additional debt financing and may reduce our profitability.

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

As a result of claims against us regarding suspected infringement, our technologies may be subject to injunction, we may be required to pay damages or we may have to seek a license to continue certain practices (which may not be available on reasonable terms, if at all), all of which may significantly increase our operating expenses or may require us to restrict our business activities and limit our ability to deliver our products and services and/or certain features, integrations and capabilities of our platform. As a result, we may also be required to develop alternative non-infringing technology, which could require significant effort and expense and/or cause us to alter our products or services, potentially negatively affecting our business. Further, many of our subscription agreements require us to indemnify our clients for third-party intellectual property infringement claims, so any alleged infringement by us resulting in claims against such clients would increase our liability. Additionally, our exposure to risks associated with various claims, including the use of intellectual property, may be increased as a result of acquisitions of other companies.

We are subject to sanctions, anti-corruption, anti-bribery and similar laws, and non-compliance with such laws can subject us to criminal penalties or significant fines and harm our business and reputation.

We are subject to requirements under the U.S. Treasury Department's Office of Foreign Assets Control (OFAC), anti-corruption, anti-bribery and similar laws, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended (FCPA), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the U.K. Bribery Act 2010 and other anti-corruption, anti-bribery and anti-money laundering laws in countries in which we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly and prohibit companies, their employees and agents from promising, authorizing, making, offering or providing anything of value to a “foreign official” for the purposes of influencing official decisions or obtaining or retaining business, or otherwise obtaining favorable treatment. As we increase our international sales and business, our risks under these laws may increase. In addition, we may use third parties to sell access to our platform and conduct business on our behalf abroad. We can be held liable for the corrupt or other illegal activities of such future third-party intermediaries, and our employees, representatives, contractors, partners and agents, even if we do not explicitly authorize such activities. Any violation of economic and trade sanction laws, export and import laws, the FCPA or other applicable anti-corruption laws or anti-money laundering laws could also result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges or our license issued by OFAC, severe criminal or civil sanctions, and, in the case of the FCPA, suspension or debarment from U.S. government contracts, any of which could have a materially adverse effect on our reputation, business, results of operations and prospects.

Changes in tax laws or regulations in the various tax jurisdictions we are subject to that are applied adversely to us or our paying clients could increase the costs of our products and services and harm our business.

We are subject to income taxes in the United States and various jurisdictions outside of the United States. Significant judgment is often required in the determination of our worldwide provision for income taxes. Any changes, ambiguity or uncertainty in taxing jurisdictions' administrative interpretations, decisions, policies and positions could materially impact our income tax liabilities. We may also be subject to additional tax liabilities and penalties due to changes in non-income based taxes resulting from changes in federal, state or international tax laws; changes in taxing jurisdictions' administrative interpretations, decisions, policies and positions; results of tax examinations, settlements or judicial decisions; changes in accounting principles; changes to the business operations, including acquisitions; and the evaluation of new information that results in a change to a tax position taken in a prior period. Any resulting increase in our tax obligation or cash taxes paid could adversely affect our cash flows and financial results. Additionally, new income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time. Those enactments could harm our domestic and international business operations, our business, results of operations and financial condition.

Further, tax regulations could be interpreted, changed, modified or applied adversely to us. These events could require us or our paying clients to pay additional tax amounts on a prospective or retroactive basis, as well as require us or our paying clients to pay fines and/or penalties and interest for past amounts deemed to be due. If we raise our prices to offset the costs of these changes, existing and potential future paying clients may elect not to purchase our products and services.

As a multinational organization, we may be subject to taxation in various jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. Countries, trading regions and local taxing jurisdictions have differing rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that may change over time. We collect and remit U.S. sales and value-added tax (VAT) in several jurisdictions. However, it is possible that we could face sales tax or VAT audits and that our liability for these taxes could exceed our estimates as tax authorities could still assert that we are obligated to collect additional tax amounts from our paying clients and remit those taxes to those authorities. We could also be subject to audits in states and international jurisdictions for which we have not accrued tax liabilities. Further, one or more state or foreign authorities could seek to impose additional sales, use or other tax collection and record-keeping obligations on us or may determine that such taxes should have, but have not been, paid by us. Liability for past taxes may also include substantial interest and penalty charges. Any successful action by state, foreign or other authorities to compel us to collect and remit sales tax, use tax or other taxes, either retroactively, prospectively or both, could harm our business, results of operations and financial condition.

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

Privacy concerns and laws, evolving regulation of cloud computing, cross-border data transfer restrictions and other domestic or foreign regulations may limit the use and adoption of our products and adversely affect our business.

Regulation related to the provision of services on the internet is increasing, as federal, state and foreign governments continue to adopt new laws and regulations addressing data privacy and the collection, processing, storage and use of personal information. In some cases, foreign data privacy laws and regulations, such as the European Union’s General Data Protection Regulation, also governs the processing of personal information. Further, laws are increasingly aimed at the use of personal information for marketing purposes, such as the European Union’s e-Privacy Directive, and the country-specific regulations that implement that directive. Such laws and regulations are subject to differing interpretations and are inconsistent among jurisdictions. These and other requirements could reduce demand for our products or restrict our ability to store and process data or, in some cases, impact our ability to offer our services and products in certain locations.

In addition to government activity, privacy advocacy and other industry groups have established or may establish new self-regulatory standards that may place additional burdens on us. Our clients may expect us to meet voluntary certification or other standards established by third parties. If we are unable to maintain these certifications or meet these standards, it could adversely affect our ability to provide our products to certain clients and could harm our business.

The costs of compliance with and other burdens imposed by laws, regulations and standards are significant and may limit the use and adoption of our services and reduce overall demand for them, or lead to material fines, penalties or liabilities for noncompliance.

Furthermore, concerns regarding data privacy may cause our clients’ clients to resist providing the data necessary to allow our clients to use our service effectively. Even the perception that the privacy of personal information is not satisfactorily protected or does not meet regulatory requirements could inhibit sales and adoption of our cloud-based products.

We may not be successful in continuing to meet the internal control requirements of the Sarbanes-Oxley Act of 2002.

The Sarbanes-Oxley Act of 2002 has many requirements applicable to us regarding corporate governance and financial reporting, including the requirements for management to report on internal controls over financial reporting and for our independent registered public accounting firm to express an opinion over the operating effectiveness of our internal control over financial reporting. As of February 28, 2022, our internal control over financial reporting was effective using the internal control framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission: Internal control—Integrated Framework (2013).

There can be no assurance that our internal control over financial reporting will be effective in future years. Failure to maintain effective internal controls, or the identification of material internal control deficiencies in acquisitions already made, or made in the future could result in a decrease in the market value of our common stock, the reduced ability to obtain financing, the loss of clients, penalties and additional expenditures to meet the requirements in the future.

Risks Related to Ownership of Our Securities

A significant portion of our Class A Common Stock is subject to the resale restrictions of the various Form S-1s. We anticipate a blanket removal of all restrictions upon Form S-3 eligibility, which could cause the market price of our Class A Common Stock to drop significantly, even if our business is doing well.

The market price of shares of our Class A Common Stock could decline as a result of substantial sales of our Class A Common Stock (particularly by our significant stockholders), a large number of shares of our Class A Common Stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares. Sales of a substantial number of shares of common stock in the public market could occur at any time. As of April 22, 2022, we had 301,362,547 shares of our Class A Common Stock outstanding. We anticipate being eligible for registration of shares on Form S-3 as of June 1, 2022, at which time we plan to convert our outstanding selling shareholder Form S-1s to Form S-3s. Once such Form S-3s are declared effective, a large percentage of our outstanding Class A Common Stock will have all legends removed and will be freely tradeable. Upon such delegending, we could experience a downward pressure on our stock price, regardless of our operational success.

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

We issued warrants to purchase 13,800,000 of our Class A ordinary shares as part of the units offered in the IPO (of which 13,799,872 are currently outstanding) and, simultaneously with the closing of the IPO, we issued in a private placement an aggregate of 10,280,000, each exercisable to purchase one Class A ordinary share at $11.50 per share, each of which entitled the holder to purchase shares of Class A Common Stock upon the Domestication. We also issued 5,000,000 Forward Purchase Warrants pursuant to the Forward Purchase Agreement. The Forward Purchase Warrants, when exercised, will increase the number of issued and outstanding shares of Class A Common Stock and reduce the value of the Class A Common Stock.

General Risks

The ongoing COVID-19 pandemic, including the resulting global economic uncertainty, measures taken in response to the pandemic and changes to the way our clients are operating their businesses, could materially impact our business and future results of operations and financial condition.

The COVID-19 pandemic has disrupted the global economy and strained governments, health care systems and businesses. It is difficult to predict the continuing impact on global economic markets, which ultimate impact will depend upon the efficacy and availability of vaccines and the actions taken by governments and businesses in response to the pandemic. Adverse market conditions resulting from the spread of COVID-19 could materially adversely affect our business through a decrease in the rate of spending on software products, our clients' inability or unwillingness to purchase our offerings; reductions in the amount or duration of clients' subscription contracts or increased client attrition rates. The COVID-19 pandemic could also cause our third-party data center hosting facilities and cloud computing platform providers, which are critical to our infrastructure, to shut down their business, experience security incidents or experience interference with the supply chain of hardware required by their systems and services, any of which could materially adversely affect our business.

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this Risk Factors section, including, in particular, risks related to our ability to secure client renewals, the addition of new clients and increased revenue from existing clients, risks relating to cyber-attacks and security vulnerabilities and global supply chain disruptions.

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

Any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors' confidence in us.

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

In addition, our insurance may not cover all claims made against us, and defending a suit, regardless of its merit, could be costly and divert management's attention. Further, such insurance may not be available to us in the future on economically reasonable terms, or at all.

We may be subject to litigation for any of a variety of claims, which could adversely affect our business, results of operations and financial condition.

In the ordinary course of business, we may be involved in and subject to litigation for a variety of claims or disputes and receive regulatory inquiries. These claims, lawsuits and proceedings could include labor and employment, wage and hour, commercial, data privacy, antitrust, alleged securities law violations or other investor claims and other matters. The number and significance of these potential claims and disputes may increase as our business expands. Any claim against us, regardless of its merit, could be costly, divert management's attention and operational resources and harm our reputation. As litigation is inherently unpredictable, we cannot assure you that any potential claims or disputes will not have a material adverse effect on our business, results of operations and financial condition. Any claims or litigation, even if fully indemnified or insured, could make it more difficult to compete effectively or to obtain adequate insurance in the future.

In addition, we may be required to spend significant resources to monitor and protect our contractual, property and other rights, including collection of payments and fees. Litigation has been and may be necessary in the future to enforce such rights. Such litigation could be costly, time consuming and distracting to management and could result in the impairment or loss of our rights. Furthermore, our efforts to enforce our rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of such rights. Our inability to protect our rights as well as any costly litigation or diversion of our management's attention and resources, could have an adverse effect on our business, results of operations and financial condition or injure our reputation.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters is located at 9600 Great Hills Trail #300E, Austin, Texas 78759. In addition, we lease other corporate office spaces in the following locations:

U.S. Locations	International Locations
Rogers, Arkansas	Moonee Ponds, Australia
Atlanta, Georgia	Antwerp, Belgium
Miramar, Florida	Shanghai, China
Naples, Florida	Shenzhen, China
Schaumburg, Illinois	Copenhagen, Denmark
Davenport, Iowa	Tranbjerg, Denmark
Chelmsford, Massachusetts	Bad Homburg, Germany
Holland, Michigan	Karlsruhe, Germany
Keego Harbor, Michigan	Kowloon, Hong Kong
Parsippany, New Jersey	Bangalore, India
Raleigh, North Carolina	Hyderabad, India
Dallas, Texas	Pune, India
McLean, Virginia	Genoa, Italy
Kuala Lumpur, Malaysia
Dordrecht, Netherlands
Christchurch, New Zealand
Krakow, Poland
Paya Lebar, Singapore
Reinach, Switzerland
Manchester, United Kingdom
Winnersh, United Kingdom

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

Location	Function
San Jose, California	Production
Sunnyvale, California	Development, Configuration, Staging
Denver, Colorado	Disaster Recovery
Chicago, Illinois	Production, Disaster Recovery
Grand Rapids, Michigan	Production
McLean, Virginia	Production, Disaster Recovery
Beijing, China	Production
Shanghai, China	Production, Disaster Recovery
Hong Kong	Production
Hong Kong	Disaster Recovery

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders of Record

Our Class A Common Stock and public warrants are listed on the NYSE under the symbols “ETWO” and “ETWO-WT,” respectively. As of April 22, 2022, there were 296 and 3 holders of record of our Class A Common Stock and warrants, respectively.

Dividends

We do not intend to declare or pay cash dividends in the foreseeable future. Our management anticipates that all earnings and other cash resources, if any, will be retained for investment in our business.

Warrants

As of February 28, 2022, there were 29,079,872 warrants outstanding. Each warrant entitles its holder to purchase one share of our Class A Common Stock at an exercise price of $11.50 per share. The 10,280,000 private placement warrants became exercisable upon the Domestication. The Forward Purchase Warrants became exercisable upon the effectiveness of our Form S-1 which was initially filed on March 5, 2021 and became effective March 29, 2021. The 13,799,872 public warrants became exercisable on April 28, 2021. The private placement warrants, public warrants and Forward Purchase Warrants expire five years after the Closing Date, or earlier upon redemption or liquidation. During the fiscal year ended February 28, 2022, 100 warrants were exercised with a total exercise price of $1,150.

See Note 19, Stockholders’ Equity in the Notes to the Consolidated Financial Statements for additional information about redemption of the warrants.

Securities Authorized for Issuance Under Equity Compensation Plans

The E2open Parent Holdings, Inc. 2021 Omnibus Incentive Plan (2021 Incentive Plan) is our only equity compensation plan. We currently utilize the 2021 Incentive Plan to make equity and equity-based incentive awards to officers, employees, directors and consultants. For more information about the 2021 Incentive Plan, see Note 23, Share-Based and Unit-Based Compensation in the Notes to the Consolidated Financial Statements.

The following table sets forth certain information regarding the 2021 Incentive Plan as of February 28, 2022:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Rights		Weighted- Average Exercise Price of Outstanding Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	4,628,152	(1)	11.63	10,371,848	(1)
Equity compensation plans not approved by stockholders	—		N/A	—
Total	4,628,152		N/A	10,371,848

(1)
For more information about the 2021 Incentive Plan, see Note 23, Share-Based and Unit-Based Compensation in the Notes to the Consolidated Financial Statements.

Performance Graph

The following graph shows our cumulative total stockholder return for the period from June 15, 2020 and ending on February 28, 2022. June 15, 2020 is the day the units and warrants began trading separately on the NYSE. The graph also shows the cumulative total returns of the Russell 3000 index, in which we are included, and our peer group listed below.

The comparison below assumes $100 was invested on June 15, 2020 in our common stock, the Russell 3000 index and each member of our peer group and assumes that all dividends are reinvested. Our stock performance shown in the following graph is not indicative of future stock price performance.

200.00
175.00
150.00
125.00
100.00
75.00
50.00
25.00
0.00
06/15/20
07/29/20
09/11/20
10/26/20
12/10/20
01/22/21
03/09/21
04/22/21
06/04/21
07/20/21
09/03/21
10/15/21
12/01/21
01/14/22
02/28/22
Peer Group 54.1%
Russell 3000 42.7%
E2OPEN (9.3%)

This graph shall not be deemed incorporated by reference by any general statement incorporated by reference this Form 10-K into any filing under the Securities Act or Exchange Act, except to the extent that we specifically incorporate this information by reference therein and shall not otherwise be deemed filed under either the Securities Act or Exchange Act.

Our peer group as of February 28, 2022 is as follows:

Company Name	Ticker Symbol	Company Name	Ticker Symbol
American Software, Inc.	AMSWA	SPS Commerce, Inc.	SPSC
Generix SA	GENX.PA	Tecsys Inc.	TCS.TO
GTY Technology Holdings Inc.	GTYH	The Descartes Systems Group Inc.	DSG.TO
Manhattan Associates, Inc.	MANH	TrackX Holdings Inc.	TKX.V
Park City Group, Inc.	PCYG

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This item contains a discussion of our business, including a general overview of our business, properties, results of operations, liquidity and capital resources as well as quantitative and qualitative disclosures about market risk.

The following discussion should be read in conjunction with the consolidated financial statements and related notes beginning on page 73. This Item 7 contains “forward-looking” statements that involve risks and uncertainties. See Forward-Looking Statements at the beginning of this 2022 Form 10-K.

Our fiscal year end is the final day in February. Our fiscal years 2022, 2021 and 2020 ended February 28, 2022, February 28, 2021 and February 29, 2020, respectively, and were each fifty-two-week periods.

Overview

We are a leading provider of cloud-based, end-to-end SCM software. Our platform spans many key strategic and operational areas including omni-channel, demand sensing, supply planning, global trade management, transportation and logistics and manufacturing and supply management. Our software combines networks, data and applications to provide a deeply embedded, mission-critical platform that allows clients to optimize their channel and supply chains by accelerating growth, reducing costs, increasing visibility and driving improved resiliency. Given the mission-critical nature of our solutions, we maintain long-term relationships with our clients, which is reflected by our high gross retention and long client tenure. In aggregate, we serve approximately 6,000 clients in all major countries in the world across a wide range of end-markets, including consumer goods, food and beverage, manufacturing, retail, technology and transportation, among others. Our large enterprise clients represent approximately 600 of our clients and are those who, when aggregated to their parent company, report greater than $1 billion in annual revenue and generate $50,000 or more of our annual subscriptions revenue.

We operate in what we believe is an attractive industry with strong secular tailwinds and a TAM of more than $54 billion. This TAM is comprised of significant whitespace, which we estimate to be in excess of $1 billion just within our current client base. This upsell opportunity within our existing client base is largely driven by their current technology solution which is often a combination of legacy point solutions and home-grown applications, which are tied together with manual processes and spreadsheets. As manufacturing has evolved from brands owning the full production lifecycle to orchestrating disparate manufacturing, distribution and selling processes conducted across multiple geographies, supply chains have grown more complex, increasing demand for software solutions like ours and the need to modernize the existing technology landscape with cloud-based modern solutions. We believe our fully cloud-based, end-to-end software platform offers a more connected solution for clients that gives them better value as compared to solutions offered by some of our competitors.

Our Go-To-Market Strategy

Our go-to-market strategy is focused on both expanding the adoption of our product portfolio with existing clients and the acquisition of new clients. We primarily focus our selling efforts on large enterprise organizations and sell our software primarily through a direct sales force and are expanding our go-to-market presence with partners. Our go-to-market strategy enables our sales force to develop deep, long-term relationships with existing and potential clients across the relevant functions, from buying managers, IT resources, division leaders and C-level executives. Importantly, we believe that our go-to-market approach focused on clients is a competitive advantage compared to competitors whose go-to-market approach is often focused on products, as our clients have one seller who owns the relationship irrespective of the product of interest. We believe this enables us to sustain our high client retention and long client tenure as well as drive maximum spend within each client through an efficient sales model.

Our sales and marketing organizations are comprised of field sales, inside sales and sales development personnel, and we align these teams based on client size and industry. We focus initially on solving a client's primary need, usually a specific piece of their supply chain. Once a client adopts our solution and witnesses the power of our unique platform, we focus on cross-selling additional products as well as expanding into additional departments, divisions and geographies with the same solution. We have found that experience with our SaaS platform is the most effective selling tool.

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

As a result of the Business Combination, our prior year financial results are broken out between the Predecessor period (March 1, 2020 through February 3, 2021) and the Successor period (February 4, 2021 through February 28, 2021).

BluJay Acquisition

On September 1, 2021, we completed the BluJay Acquisition with the issuance of 72,383,299 shares of Class A Common Stock to the BluJay Sellers and the payment of approximately $771.3 million of cash which includes the repayment of BluJay's debt facility. The total purchase consideration for the BluJay Acquisition was $1.5 billion.

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

Additionally, the Investor Rights Agreement was amended and restated to add certain of BluJay's existing stockholders as parties, including certain affiliates of Francisco Partners and Temasek as well as include a six month lock-up period from September 1, 2021 through February 28, 2022 for certain equity holders of E2open and BluJay. The Investor Rights Agreement also provided Francisco Partners and Temasek the right to nominate one member each to our board of directors. Mr. Deep Shah and Mr. Martin Fichtner became new directors on September 1, 2021.

Logistyx Acquisition

On March 2, 2022, we acquired Logistyx for a purchase price of $185 million, with an estimated fair value of $183.7 million, including $90 million paid in cash at closing. An additional $95 million will be paid in two installments on May 31, 2022 and August 29, 2022. We have the option to fulfill the remaining payments, at our discretion, through cash or a combination of cash and our Class A Common Stock. The May 31, 2022 payment shall consist of at least $5.0 million in cash with the total payment equal to $37.4 million. The August 29, 2022 payment shall consist of at least $26.1 million in cash with the total payment equal to $57.6 million.

Impact of COVID-19

The COVID-19 pandemic has caused business disruptions worldwide beginning in January 2020. The full extent to which the pandemic will impact our business, operations, cash flows and financial condition will depend on future developments that are difficult to accurately predict. We have experienced modest adverse impacts as it relates to lengthening of sales cycles and delays in delivering professional services and training to our clients, primarily in our fiscal 2021 period. However, the delays have resulted in operational savings related in such areas as travel and entertainment, marketing expenses due to virtual versus in-person events and facility costs resulting from the move to a remote workforce. Those savings continued throughout most of our fiscal 2022 year.

Although parts of our business have seemingly returned to pre-pandemic levels, the COVID-19 pandemic continues to surge in various areas of the world demonstrating that the impact of the pandemic is not yet complete. The global pandemic continues to evolve, and we are carefully monitoring the situation to understand its impacts on our business and operations.

Key Components of Our Results of Operations

Revenue

We account for all client contracts under Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (ASC 606), and all the related amendments. See Note 2, Summary of Significant Accounting Policies to the Notes to the Consolidated Financial Statements for additional information.

We generate revenue from the sale of subscriptions and professional services. We recognize revenue when the client contract and associated performance obligations have been identified; the transaction price has been determined and allocated to the performance obligations in the contract; and the performance obligations have been satisfied.

Subscription Revenue

We offer cloud-based on-demand software solutions, which enable our clients to have constant access to our solutions without the need to manage and support the software and associated hardware themselves. We house the hardware and software in third-party facilities and provide our clients with access to the software solutions, along with data security and storage, backup, recovery services and solution support. Logistics as a service employs logistics professionals to manage a company’s transportation network including truck, rail, ocean and air freight as well as inbound/outbound logistics from production facilities to warehouses, retailers and end users/consumers. Our client contracts typically have a term of three to five years, and we recognize revenue ratably over the life of the contracts.

We charge primarily fixed annual subscription fees or, in limited cases, transaction fees based on the volume of transactions requested by clients. Typically, the volume-based fees are for small clients and comprise a small percentage of this revenue source.

For subscription-based contracts, we generally invoice annually in advance. Subscription revenue is recognized ratably over the life of the contract. For transactional based contracts, we primarily recognize revenue for these contracts when the performance obligation is fulfilled. Transaction based contracts represented less than 3% of our revenue in the fiscal year ended February 28, 2022 and the combined Successor and Predecessor periods in the fiscal year ended February 28, 2021.

Professional Services and Other

Professional services revenue is derived primarily from fees for enabling services, including consulting and deployment services for purchased solutions. These services are often sold in conjunction with the sale of our solutions. We provide professional services primarily on a time and materials basis, but sometimes on a fixed fee basis. Clients are invoiced for professional services either monthly in arrears or, as with fixed fee arrangements, in advance and upon reaching project milestones. Professional services revenue is recognized over time. For services that are contracted at a fixed price, progress is generally measured based on labor hours incurred as a percentage of the total estimated hours required for complete satisfaction of the related performance obligations. For services that are contracted on time and materials or a prepaid basis, progress is generally based on actual labor hours expended. These input methods (e.g., hours incurred or expended and milestone completion) are considered a faithful depiction of our efforts to satisfy services contracts as they represent the performance obligation consumed by the client and performed by us, and therefore reflect the transfer of services to a client under contract.

We enter into arrangements with multiple performance obligations comprised of subscriptions and professional services. Arrangements with clients typically do not provide the client with the right to take possession of the software supporting the on-demand solutions. We primarily account for subscription and professional services revenue as separate units of accounting and allocate revenue to each deliverable in an arrangement based on a standalone selling price. We evaluate the standalone selling price for each element by considering prices we charge for similar offerings, size of the order and historical pricing practices.

Other revenue primarily includes license fees and travel expenses for services rendered. Other revenue is recognized when the service is delivered to the client.

Total Revenue by Geographic Locations

Revenues by geographical region consisted of the following:

	Successor		Predecessor
($ in thousands)	Fiscal Year Ended February 28, 2022	February 4, 2021 through February 28, 2021	March 1, 2020 through February 3, 2021	Fiscal Year Ended February 29, 2020
Americas	$366,987	$20,403	$295,923	$293,751
Europe	43,430	463	6,226	6,271
Asia Pacific	15,144	499	6,498	5,080
Total revenue	$425,561	$21,365	$308,647	$305,102

Revenues by geography are determined based on the region of our contracting entity, which may be different than the region of the client, or where the software solutions are being utilized or accessed. Americas revenue was approximately 86%, 96%, 96% and 96% during the fiscal year ended February 28, 2022, periods from February 4, 2021 through February 28, 2021 and March 1, 2020 through February 3, 2021 and fiscal year ended February 29, 2020, respectively. No other country represented more than ten percent of total revenue during these periods.

Cost of Revenue

Cost of Subscription Revenue

Cost of subscription revenue consists primarily of costs related to delivering our service and providing support to clients, including personnel and related costs, costs associated with data center operations and capacity, fees paid to third parties to license their technology and depreciation expense directly related to delivering our solutions. Cost of subscription revenue also includes the costs associated with our logistics as a service revenue which consists of costs related to managing a company’s transportation network including truck, rail, ocean and air freight as well as inbound/outbound logistics from production facilities to warehouses, retailers and end users/consumers. We generally expense our cost of subscription revenue as we incur the costs.

Cost of Professional Services and Other Revenue

Cost of professional services and other revenue consists primarily of personnel and related travel costs, the costs of contracted third-party vendors and reimbursable expenses. As our personnel are employed on a full-time basis, our cost of professional services is largely fixed in the short-term, while our professional services and other revenue may fluctuate, leading to fluctuations in professional services and other gross profit. We expense our cost of professional services and other revenue as we incur the costs.

Operating Expenses

Research and Development

Research and development expenses primarily consist of personnel and related costs of our research and development staff, costs of certain third-party contractors, depreciation, amortization and other allocated costs. Research and development expenses are expensed as incurred, excluding the capitalization of internally developed software costs.

Sales and Marketing

Sales and marketing expenses primarily consist of personnel and related costs for our sales and marketing staff. It also includes the costs of promotional events, corporate communications, online marketing, solution marketing and other brand-building activities, in addition to depreciation, amortization and other allocated costs. When the initial client contract is signed and upon any renewal, we capitalize and amortize commission costs under ASC 606, as an expense over the period in which products are expected to be delivered to clients, where the commission is directly attributable to a contract, including expected renewals, which is estimated to be four years. If a subscription agreement is terminated, we recognize the unamortized portion of any deferred commission cost as an expense immediately upon such termination. Certain sales commissions are contingent on future client billings and are expensed as incurred to sales and marketing expense.

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

Contingent Consideration

The contingent consideration liability is due to the issuance of the two tranches of restricted Series B-1 and B-2 common stock and Series 1 RCUs and Series 2 RCUs of E2open Holdings as part of the Business Combination. These shares and units were issued on a proportional basis to each holder of Class A shares in CCNB1 and Common Units. We also had deferred consideration (earn-out) payments that are due upon the successful attainment of revenue related criteria related to the Averetek, LLC (Averetek) acquisition.

In June 2021, the restricted Series B-1 common stock automatically converted into our Class A Common Stock on a one-to-one basis and the Series 1 RCUs automatically converted into Common Units of E2open Holdings as the Class A Common Stock met the $13.50 five-day VWAP. In July 2021, the deferred consideration due to Averetek was paid in full.

These restricted shares, Common Units and deferred consideration payments are treated as a contingent consideration liability under ASC 805 and valued at fair market value on the acquisition date and remeasured at each reporting date and adjusted if necessary. Our earn-out liabilities and contingent consideration are valued using a Monte Carlo simulation model. The assumptions used in preparing these models include estimates such as volatility, contractual terms, discount rates, dividend yield and risk-free interest rates. Any change in the fair value of the deferred consideration from the remeasurement was recorded in acquisition-related expenses on the Consolidated Statements of Operations. Any change in the fair value of the restricted shares and Common Units from the remeasurement will be recorded in gain (loss) from change in fair value of contingent consideration on the Consolidated Statements of Operations.

Interest and Other Expense, Net

Interest and other expense, net, consists primarily of interest income on our cash balances; interest expense on our outstanding debt and financing lease obligations; foreign currency realized and unrealized gains and losses; and gains and losses on the disposal of fixed assets.

Provision for Income Taxes

The provision for income taxes consists of a deferred income tax benefit and current tax expense. The current income taxes primarily result from our profitable operations in foreign subsidiaries, which are subject to corporate income taxes in foreign jurisdictions, plus a relatively immaterial amount of U.S. federal and state income taxes on our lower tier entities not offset by net operating loss carryforwards. The deferred income tax benefit is primarily due to a decrease in overall outside basis difference in the partnership and the book/tax difference realized from intangible amortization. The deferred tax assets of certain other U.S corporate tax consolidated groups and non-U.S. jurisdictions remain offset by a valuation allowance. Realization of these deferred tax assets depends upon future earnings, the timing and amount of which are uncertain. Utilization of our net operating losses may be subject to annual limitations due to the ownership change rules under the Internal Revenue Code of 1986, as amended (IRS Code), and similar state provisions. We have analyzed the effect of the IRS Code Section 382 for each of our acquisitions. Based on analysis of acquired net operating losses and credits, utilization of our net operating losses and research and development credits will be subject to annual limitations. In the event we have future changes in ownership, the availability of net operating loss carryforwards could be further limited.

Results of Operations

The following table is our Consolidated Statements of Operations for the periods indicated:

	Successor		Predecessor
($ in thousands)	Fiscal Year Ended February 28, 2022	February 4, 2021 through February 28, 2021	March 1, 2020 through February 3, 2021	Fiscal Year Ended February 29, 2020
Revenue	$425,561	$21,365	$308,647	$305,102
Cost of revenue	(222,976)	(16,184)	(114,989)	(121,065)
Total gross profit	202,585	5,181	193,658	184,037

Operating Expenses
Research and development	79,700	10,458	53,788	61,882
Sales and marketing	60,265	8,788	46,034	53,605
General and administrative	69,922	23,123	37,355	51,799
Acquisition-related expenses	64,360	4,317	14,348	26,709
Amortization of acquired intangible assets	46,358	1,249	31,275	31,129
Total operating expenses	320,605	47,935	182,800	225,124
(Loss) income from operations	(118,020)	(42,754)	10,858	(41,087)
Interest and other expense, net	(33,663)	(1,928)	(65,469)	(67,554)
Change in tax receivable agreement liability	(154)	—	—	—
Gain from change in fair value of warrant liability	1,633	23,187	—	—
(Loss) gain from change in fair value of contingent consideration	(69,760)	33,740	—	—
Total other (expenses) income	(101,944)	54,999	(65,469)	(67,554)
(Loss) income before income taxes	(219,964)	12,245	(54,611)	(108,641)
Income tax benefit	30,050	612	6,681	7,271
Net (loss) income	(189,914)	12,857	$(47,930)	$(101,370)
Less: Net (loss) income attributable to noncontrolling interest	(24,138)	2,057
Net (loss) income attributable to E2open Parent Holdings, Inc.	$(165,776)	$10,800
Net (loss) income attributable to E2open Parent Holdings, Inc. Class A common stockholders per share - diluted	$(0.68)	$0.06
Weighted-average common shares outstanding — diluted	245,454	187,051

Fiscal Year ended February 28, 2022 compared to February 4, 2021 through February 28, 2021 (Successor) and March 1, 2020 through February 3, 2021 (Predecessor)

The comparability of our operating results for the fiscal year ended February 28, 2022 as compared to the periods from February 4, 2021 through February 28, 2021 and March 1, 2020 through February 3, 2021 was impacted by the Business Combination in February 2021 and the acquisition of BluJay in September 2021. In the discussion of our results of operations, we may quantitatively disclose the impact of our acquired products and services to the extent they remain ascertainable. Revenue and expense contributions from our acquisition for the respective period comparisons generally were not separately identifiable due to the rapid integration of these businesses into our existing operations.

Revenue

	Successor		Predecessor
($ in thousands)	Fiscal Year Ended February 28, 2022	February 4, 2021 through February 28, 2021	March 1, 2020 through February 3, 2021	$ Change (1)	% Change (1)
Revenue:
Subscriptions	$335,532	$14,117	$259,707	$61,708	23%
Professional services and other	90,029	7,248	48,940	33,841	60%
Total revenue	$425,561	$21,365	$308,647	$95,549	29%
Percentage of revenue:
Subscriptions	79%	66%	84%
Professional services and other	21%	34%	16%
Total	100%	100%	100%

(1)
Change represents fiscal year ended February 28, 2022 compared to the combined Predecessor and Successor periods included within the fiscal year ended February 28, 2021.

Subscriptions revenue was $335.6 million in fiscal year 2022, a $61.7 million, or 23%, increase compared to $273.8 million for the combined Predecessor and Successor periods included within the fiscal year ended February 28, 2021. The increase in subscriptions revenue was primarily due to the BluJay Acquisition and new organic subscription sales predominantly driven by increases in products utilized across our client portfolio. These increases were partially offset by the $53.6 million amortization of the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination. With the early adoption of ASU 2021-08, a fair value adjustment to deferred revenue for the BluJay Acquisition was not required nor recorded; therefore, amortization of the fair value adjustment to deferred revenue similar to the Business Combination adjustment will not occur for the BluJay Acquisition or subsequent acquisitions.

Professional services and other revenue was $90.0 million in fiscal year 2022, a $33.8 million, or 60%, increase compared to $56.2 million the combined Predecessor and Successor periods included within the fiscal year ended February 28, 2021. This increase was primarily related to the BluJay Acquisition, clients delaying projects in fiscal 2021 due to the COVID-19 pandemic and new subscriptions sales resulting in favorable year-over-year growth.

Subscriptions revenue as a percentage of total revenue decreased to 79% for our fiscal year ending February 28, 2022 from 83% for the combined Predecessor and Successor periods included within the fiscal year ended February 28, 2021. This decrease was primarily related to the amortization of the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination and the increase in professional services and other revenue as noted above.

Cost of Revenue, Gross Profit and Gross Margin

	Successor		Predecessor
($ in thousands)	Fiscal Year Ended February 28, 2022	February 4, 2021 through February 28, 2021	March 1, 2020 through February 3, 2021	$ Change (1)	% Change (1)
Cost of revenue:
Subscriptions	$93,072	$7,823	$55,602	$29,647	47%
Professional services and other	56,103	4,324	40,466	11,313	25%
Amortization of acquired intangible assets	73,801	4,037	18,921	50,843	nm
Total cost of revenue	$222,976	$16,184	$114,989	$91,803	70%

Gross profit:
Subscriptions	$168,659	$2,257	$185,184	$(18,782)	-10%
Professional services and other	33,926	2,924	8,474	22,528	nm
Total gross profit	$202,585	$5,181	$193,658	$3,746	2%

Gross margin:
Subscriptions	50%	16%	71%
Professional services and other	38%	40%	17%
Total gross margin	48%	24%	63%

(1)
Change represents fiscal year ended February 28, 2022 compared to the combined Predecessor and Successor periods included within the fiscal year ended February 28, 2021.

Cost of subscriptions was $93.1 million in fiscal year 2022, a $29.6 million, or 47%, increase compared to $63.4 million for the combined Predecessor and Successor periods included within the fiscal year ended February 28, 2021. The increase was driven primarily by $27.6 million related to the BluJay Acquisition and an increase in personnel costs for such items as salaries and incentive compensation along with $4.1 million related to depreciation expense on capital expenditures for the expansion of our data centers. These increases were partially offset by a $2.0 million decrease in share-based compensation due to the acceleration of unvested options and restricted units of E2open Holdings in connection with the Business Combination in February 2021.

Cost of professional services and other was $56.1 million in fiscal year 2022, a $11.3 million, or 25%, increase compared to $44.8 million for the combined Predecessor and Successor periods included within the fiscal year ended February 28, 2021. The BluJay Acquisition in fiscal year 2022 and increased personnel costs such as salaries and incentive compensation accounted for $11.9 million of the increase in cost of professional services and other revenue. The increase was offset by a $0.6 million decrease in share-based compensation due to the acceleration of unvested options and restricted units of E2open Holdings in connection with the Business Combination in February 2021.

Amortization of intangible assets increased to $73.8 million in fiscal year 2022 compared to $23.0 million for the combined Predecessor and Successor periods included within the fiscal year ended February 28, 2021, primarily driven by the revaluation and change in the composition of the intangible assets as part of the Business Combination in February 2021 and the addition of intangible assets resulting from the BluJay Acquisition in September 2021.

Subscriptions gross margin decreased to 50% in fiscal year 2022 compared to 68% for the combined Predecessor and Successor periods included within the fiscal year ended February 28, 2021, primarily due to the adjustment to deferred revenue as noted above. Professional services and other gross margin increased to 38% in fiscal year 2022 as compared to 20% for the combined Predecessor and Successor periods included within the fiscal year ended February 28, 2021 primarily due to our professional services and other revenue returning to pre-COVID-19 pandemic levels.

Research and Development

	Successor		Predecessor
($ in thousands)	Fiscal Year Ended February 28, 2022	February 4, 2021 through February 28, 2021	March 1, 2020 through February 3, 2021	$ Change (1)	% Change (1)
Research and development	$79,700	$10,458	$53,788	$15,454	24%
Percentage of revenue	19%	49%	17%

(1)
Change represents fiscal year ended February 28, 2022 compared to the combined Predecessor and Successor periods included within the fiscal year ended February 28, 2021.

Research and development expenses were $79.7 million in fiscal year 2022, a $15.5 million, or 24%, increase compared to $64.2 million for the combined Predecessor and Successor periods included within the fiscal year ended February 28, 2021. An increase of $16.4 million was related to the BluJay Acquisition as well as major strategic partnership initiatives around product development efforts during fiscal year 2022. The strategic partnership initiatives resulted in net increased personnel costs such as salaries and incentive compensation as well as consulting expenses. There was also an increase to depreciation expense of $2.7 million related to capital expenditures for software. These increases were partially offset by a $4.0 million decrease in share-based compensation due to the acceleration of unvested options and restricted units of E2open Holdings in connection with the Business Combination in February 2021.

Sales and Marketing

	Successor		Predecessor
($ in thousands)	Fiscal Year Ended February 28, 2022	February 4, 2021 through February 28, 2021	March 1, 2020 through February 3, 2021	$ Change (1)	% Change (1)
Sales and marketing	$60,265	$8,788	$46,034	$5,443	10%
Percentage of revenue	14%	41%	15%

(1)
Change represents fiscal year ended February 28, 2022 compared to the combined Predecessor and Successor periods included within the fiscal year ended February 28, 2021.

Sales and marketing expenses were $60.3 million in fiscal year 2022, a $5.4 million, or 10%, increase compared to $54.8 million for the combined Predecessor and Successor periods included within the fiscal year ended February 28, 2021. An increase of $10.0 million was primarily driven by the BluJay Acquisition in fiscal 2022 and the investment in our new logo sales and marketing resources. This increase was partially offset by a $4.2 million decrease in share-based compensation due to the acceleration of unvested options and restricted units of E2open Holdings in connection with the Business Combination and a reduction in commission expenses associated with the revaluation of prepaid commissions as a result of the Business Combination in February 2021.

General and Administrative

	Successor		Predecessor
($ in thousands)	Fiscal Year Ended February 28, 2022	February 4, 2021 through February 28, 2021	March 1, 2020 through February 3, 2021	$ Change (1)	% Change (1)
General and administrative	$69,922	$23,123	$37,355	$9,444	16%
Percentage of revenue	16%	108%	12%

(1)
Change represents fiscal year ended February 28, 2022 compared to the combined Predecessor and Successor periods included within the fiscal year ended February 28, 2021.

General and administrative expenses were $69.9 million in fiscal year 2022, a $9.4 million, or 16%, increase compared to $60.5 million for the combined Predecessor and Successor periods included within the fiscal year ended February 28, 2021. The BluJay Acquisition and costs related to us becoming a public company resulted in a $28.4 million increase over the prior period that was partially offset by a decrease of $18.9 million related to additional share-based compensation recognized related to the acceleration of unvested options and restricted units of E2open Holdings and share-based compensation for the restricted Series B-1 and B-2 common stock issued in connection with the Business Combination for the accelerated unvested options and restricted units during fiscal 2021.

Other Operating Expenses

	Successor		Predecessor
($ in thousands)	Fiscal Year Ended February 28, 2022	February 4, 2021 through February 28, 2021	March 1, 2020 through February 3, 2021	$ Change (1)	% Change (1)
Acquisition and other related expenses	$64,360	$4,317	$14,348	$45,695	nm
Amortization of acquired intangible assets	46,358	1,249	31,275	13,834	43%
Total other operating expenses	$110,718	$5,566	$45,623	$59,529	nm

(1)
Change represents fiscal year ended February 28, 2022 compared to the combined Predecessor and Successor periods included within the fiscal year ended February 28, 2021.

Acquisition and other related expenses were $64.4 million for fiscal year 2022, a $45.7 million increase compared to $18.7 million for the combined Predecessor and Successor periods included within the fiscal year ended February 28, 2021. The increase was mainly related to legal, consulting and transaction related expenses associated with the BluJay Acquisition in fiscal 2022.

Amortization of acquired intangible assets was $46.4 million for fiscal year 2022, a $13.8 million, or 43%, increase compared to $32.5 million for the combined Predecessor and Successor periods included within the fiscal year ended February 28, 2021. The increase was a result of the BluJay Acquisition in September 2021 partially offset by the revaluation and change in the composition of the intangible assets associated with the Business Combination in February 2021.

Interest and Other Expense, Net

	Successor		Predecessor
($ in thousands)	Fiscal Year Ended February 28, 2022	February 4, 2021 through February 28, 2021	March 1, 2020 through February 3, 2021	$ Change (1)	% Change (1)
Interest and other expense, net	$(33,663)	$(1,928)	$(65,469)	$33,734	50%

(1)
Change represents fiscal year ended February 28, 2022 compared to the combined Predecessor and Successor periods included within the fiscal year ended February 28, 2021.

Interest and other expense, net was $33.7 million in fiscal year 2022, a $33.7 million, or 50%, decrease compared to $67.4 million for the combined Predecessor and Successor periods included within the fiscal year ended February 28, 2021. The decrease was primarily due to a reduction in the interest rate on the debt refinanced in the Business Combination in February 2021 as well as the reduction in outstanding debt for the first half of fiscal year 2022. Additional debt was borrowed under our existing term loan for the BluJay Acquisition in September 2021; however, the additional borrowings also benefited from the lower interest rates.

Change in Tax Receivable Agreement

During fiscal year 2022, we recorded a $0.2 million expense related to the change in the fair value of the tax receivable agreement liability under ASC 805, including interest. We have calculated the fair value of the tax receivable agreement payments and identified the timing of the utilization of the tax attributes. The tax receivable agreement liability, related to exchanges as of the Business Combination date, is revalued at the end of each reporting period with the gain or loss as well as the associated interest reflected in change in tax receivable agreement liability in the Consolidated Statements of Operations in the period in which the event occurred. We did not have a tax receivable agreement prior to the Business Combination.

In addition, under ASC 450, transactions with partnership unit holders after the acquisition date will result in additional Tax Receivable Agreement liabilities that are recorded on a gross undiscounted basis. The increase in the Tax Receivable Agreement liability under ASC 450 for fiscal year 2022 was $16.3 million.

Gain from Change in Fair Value of Warrant Liability

	Successor		Predecessor
($ in thousands)	Fiscal Year Ended February 28, 2022	February 4, 2021 through February 28, 2021	March 1, 2020 through February 3, 2021	$ Change (1)	% Change (1)
Gain from change in fair value of warrant liability	$1,633	$23,187	$—	$(21,554)	-93%

(1)
Change represents fiscal year ended February 28, 2022 compared to the combined Predecessor and Successor periods included within the fiscal year ended February 28, 2021.

We recorded a gain of $1.6 million during fiscal year 2022 compared to $23.2 million during the period from February 4, 2021 through February 28, 2021 for the change in fair value on the revaluation of our warrant liability associated with our public, private placement and forward purchase warrants. This change in fair value was related to such items as the change in our stock price, the volatility of the stock price of our peer group, changes in the risk free interest rate and expected exercise date of the warrants. We are required to revalue the warrants at the end of each reporting period and reflect in the Consolidated Statements of Operations a gain or loss from the change in fair value of the warrant liability in the period in which the change occurred.

Gain from Change in Fair Value of Contingent Consideration

	Successor		Predecessor
($ in thousands)	Fiscal Year Ended February 28, 2022	February 4, 2021 through February 28, 2021	March 1, 2020 through February 3, 2021	$ Change (1)	% Change (1)
(Loss) gain from change in fair value of contingent consideration	$(69,760)	$33,740	$—	$(103,500)	nm

(1)
Change represents fiscal year ended February 28, 2022 compared to the combined Predecessor and Successor periods included within the fiscal year ended February 28, 2021.

We recorded a loss of $69.8 million for fiscal year 2022 and a gain of $33.7 million during the period from February 4, 2021 through February 28, 2021 for the change in fair value on the revaluation of our contingent consideration associated with our restricted Series B-1 and B-2 common stock and Sponsor Side Letter. This change in fair value was related to such items as the change in the volatility of the stock price of our peer group, changes in the risk free interest rate and our expected stock price. We are required to revalue the contingent consideration at the end of each reporting period and reflect in the Consolidated Statements of Operations a gain or loss from the change in fair value of the contingent consideration in the period in which the change occurred.

Provision for Income Taxes

	Successor		Predecessor
($ in thousands)	Fiscal Year Ended February 28, 2022	February 4, 2021 through February 28, 2021	March 1, 2020 through February 3, 2021	$ Change (1)	% Change (1)
(Loss) income before income taxes	$(219,964)	$12,245	$(54,611)	$(177,598)	nm
Income tax benefit	30,050	612	6,681	22,757	nm

(1)
Change represents fiscal year ended February 28, 2022 compared to the combined Predecessor and Successor periods included within the fiscal year ended February 28, 2021.

Loss before income taxes was $220.0 million in fiscal year 2022, a $177.6 million increase compared to a net loss of $42.4 million for the combined Predecessor and Successor periods included within the fiscal year ended February 28, 2021. The increase is primarily related to the $45.7 million acquisition related expenses for the BluJay Acquisition, a $13.8 million increase in the amortization of intangible assets, a $21.6 million change in the gain on the fair value adjustment for the warrant liability, an increased loss of $103.5 million associated with the fair value adjustment for the contingent consideration liability related to the Series B-1 and B-2 common stock and a $45.8 million increase in amortization of the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination compared to fiscal year 2021. These expenses were partially offset by $33.7 million of lower interest expense in fiscal year 2022 compared to fiscal year 2021.

The income tax benefit was $30.1 million in fiscal 2022 compared to $7.3 million for the combined Predecessor and Successor periods included within the fiscal year ended February 28, 2021. The change was primarily due to an increase in loss from continuing operations included in the tax provision for fiscal 2022 that resulted in a decrease in the overall basis difference in the partnership. This benefit was partially offset by nondeductible mark-to-market losses associated with contingent liabilities and certain equity consideration liabilities and changes in valuation allowances in certain jurisdictions within which we operate as well as the impact to fiscal 2022 of losses attributable to our noncontrolling interest in our affiliate. In accordance with ASC 740-20-45-11, we accounted for the tax effect of the step-up in income tax basis related to transactions with or among shareholders and recognized a deferred tax asset and corresponding increase in stockholders' equity of $36.8 million.

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

Revenue

	Successor	Predecessor
($ in thousands)	February 4, 2021 through February 28, 2021	March 1, 2020 through February 3, 2021	Fiscal Year Ended February 29, 2020	$ Change (1)	% Change (1)
Revenue:
Subscriptions revenue	$14,117	$259,707	$243,981	$29,843	12%
Professional services and other revenue	7,248	48,940	61,121	(4,933)	-8%
Total revenue	$21,365	$308,647	$305,102	$24,910	8%

Percentage of revenue:
Subscriptions revenue	66%	84%	80%
Professional services and other revenue	34%	16%	20%
Total	100%	100%	100%

(1)
Change represents the combined Predecessor and Successor periods included within the fiscal year ended February 28, 2021 compared to the fiscal year ended February 29, 2020.

Subscription revenue was $273.8 million for the combined Predecessor and Successor periods included within the fiscal year ended February 28, 2021, a $29.8 million, or 12%, increase compared to subscription revenue of $244.0 million for the fiscal year ended February 29, 2020. The increase in subscription revenue was primarily related to the acquisition of Amber Road. The balance of the increase was primarily related to new organic subscription sales in the prior periods, predominantly driven by increases in products utilized across our client portfolio.

Professional services and other revenue was $56.2 million for the combined Predecessor and Successor periods included in the fiscal year ended February 28, 2021, a $4.9 million, or 8%, decrease compared to $61.1 million for the fiscal year ended February 29, 2020. The decrease was primarily due to the impact of the COVID-19 pandemic which delayed the delivery of professional services and training to our clients, mainly due to our clients’ focus on switching to remote operations during the first half of fiscal 2021, which began on March 1, 2021. Importantly, although the COVID-19 pandemic delayed planned client engagements, we did not experience any material cancellations of engagements. Professional services and other revenue was also impacted by fewer new subscription sales closed in early fiscal 2021 as compared to the fiscal 2020. We attribute this temporary delay in closing new subscription sales to the COVID-19 pandemic as our clients were focused on the impact of the pandemic on their operations rather than launching new technology projects.

Our subscription revenue as a percentage of total revenue increased to 83% for the combined Predecessor and Successor periods included in the fiscal year ended February 28, 2021 compared to 80% for the fiscal year ended February 29, 2020 driven primarily by the increase in subscription revenue and decline in professional services and other revenue described above.

Cost of Revenue, Gross Profit and Gross Margin

	Successor	Predecessor
($ in thousands)	February 4, 2021 through February 28, 2021	March 1, 2020 through February 3, 2021	Fiscal Year Ended February 29, 2020	$ Change (1)	% Change (1)
Cost of revenue:
Subscriptions	$7,823	$55,602	$59,113	$4,312	7%
Professional services and other	4,324	40,466	42,414	2,376	6%
Amortization of acquired intangible assets	4,037	18,921	19,538	3,420	18%
Total cost of revenue	$16,184	$114,989	$121,065	$10,108	8%

Gross profit:
Subscriptions	$2,257	$185,184	$165,330	$22,111	13%
Professional services and other	2,924	8,474	18,707	(7,309)	-39%
Total gross profit	$5,181	$193,658	$184,037	$14,802	8%

Gross margin:
Subscriptions	16%	71%	68%
Professional services and other	40%	17%	31%
Total gross margin	24%	63%	60%

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

Cost of professional services and other revenue was $44.8 million for the combined Predecessor and Successor periods included in the fiscal year ended February 28, 2021, a $2.4 million, or 6%, increase compared to $42.4 million for the fiscal year ended February 29, 2020. This increase is primarily related to the acquisition of Amber Road and $0.7 million unit-based compensation recognized related to the acceleration of unvested options and restricted units of E2open Holdings in connection with the Business Combination. We proactively decided to invest in our professional services organization during the COVID-19 pandemic as a means of providing additional service to and deeper relationships with our clients.

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

Our subscriptions gross margin remained consistent at 68% for the combined Predecessor and Successor periods included in the fiscal years ended February 28, 2021 and fiscal year ended February 29, 2020. Our professional services and other gross margin declined to 20% for fiscal 2021 from 31% in the fiscal 2020, primarily due to lower professional services and other revenue in the current period as described above.

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

Notwithstanding that the $7.3 million income tax benefit is substantially the same for each period, the effective tax rate is 17.2% for the combined Predecessor and Successor periods included in the fiscal year ended February 28, 2021, compared to 6.2%, for the fiscal year ended February 29, 2020. The overall increase in the effective tax rate was primarily due to the relative change in state taxes, earnings at affiliate, changes in valuation allowances and changes due to the fair value of equity compensation related to the Business Combination.

Non-GAAP Financial Measures

This document includes Non-GAAP revenue, Non-GAAP subscriptions revenue, Non-GAAP gross profit, Non-GAAP gross margin, EBITDA and Adjusted EBITDA, which are non-GAAP performance measures that we use to supplement our results presented in accordance with U.S. GAAP. We believe these non-GAAP measures are useful in evaluating our operating performance, as they are similar to measures reported by our public competitors and are regularly used by security analysts, institutional investors and other interested parties in analyzing operating performance and prospects. These non-GAAP measures are not intended to be a substitute for any U.S. GAAP financial measure and, as calculated, may not be comparable to other similarly titled measures of performance of other companies in other industries or within the same industry.

We calculate and define Non-GAAP revenue as revenue and subscriptions revenue excluding the impact of the deferred revenue fair value adjustment related to the purchase price allocation in the Business Combination. We calculate and define Non-GAAP gross profit as gross profit excluding amortization of the deferred revenue fair value adjustment, depreciation and amortization, share-based compensation and certain other non-cash and non-recurring items. We define and calculate EBITDA as net income or losses excluding interest income or expense, income tax expense or benefit, depreciation and amortization and Adjusted EBITDA as further adjusted for the following items: amortization of the deferred revenue fair value adjustment, transaction-related costs, changes in the tax receivable agreement liability, (gain) loss from changes in the fair value of the warrant liability and contingent consideration, share-based compensation and certain other non-cash and non-recurring items as described in the reconciliation below. We also report Non-GAAP gross profit and Adjusted EBITDA as a percentage of Non-GAAP revenue as additional measures to evaluate financial performance.

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

The table below presents our Non-GAAP revenue reconciled to our reported revenue, the closest U.S. GAAP measure, for the periods indicated:

	Successor		Predecessor
($ in thousands)	Fiscal Year Ended February 28, 2022	February 4, 2021 through February 28, 2021	March 1, 2020 through February 3, 2021	Fiscal Year Ended February 29, 2020
Subscriptions revenue	$335,532	$14,117	$259,707	$243,981
Business Combination adjustment (1)	53,564	7,797	—	—
Non-GAAP subscriptions revenue	389,096	21,914	259,707	243,981
Professional services and other revenue	90,029	7,248	48,940	61,121
Non-GAAP revenue	$479,125	$29,162	$308,647	$305,102

(1)
Includes the amortization of the fair value adjustment to the deferred revenue related to the purchase price allocation in the Business Combination.

The table below presents our Non-GAAP gross profit reconciled to our reported gross profit, the closest U.S. GAAP measure, for the periods indicated:

	Successor		Predecessor
($ in thousands)	Fiscal Year Ended February 28, 2022	February 4, 2021 through February 28, 2021	March 1, 2020 through February 3, 2021	Fiscal Year Ended February 29, 2020
Gross profit
Reported gross profit	$202,585	$5,181	$193,658	$184,037
Business Combination adjustment (1)	53,564	7,797	—	—
Depreciation and amortization	84,921	4,645	25,236	25,041
Non-recurring/non-operating costs (2)	1,613	110	254	27
Share-based and unit-based compensation (3)	1,294	3,248	624	1,204
Non-GAAP gross profit	$343,977	$20,981	$219,772	$210,309
Gross margin	47.6%	24.2%	62.7%	60.3%
Non-GAAP gross margin	71.8%	71.9%	71.2%	68.9%

(1)
Includes the fair value adjustment to the deferred revenue related to the purchase price allocation in the Business Combination.
(2)
Primarily includes other non-recurring expenses such as systems integrations, legal entity simplification, advisory fees and expenses related to retention of key employees from acquisitions.
(3)
Reflects primarily non-cash, long-term share-based and unit-based compensation expense, primarily related to senior management. The period from February 4, 2021 through February 28, 2021, included $3.2 million in share-based compensation related to the acceleration of unvested options and restricted units of E2open Holdings in connection with the Business Combination.

The table below presents our Adjusted EBITDA reconciled to our net (loss) income, the closest U.S. GAAP measure, for the periods indicated:

	Successor		Predecessor
($ in thousands)	Fiscal Year Ended February 28, 2022	February 4, 2021 through February 28, 2021	March 1, 2020 through February 3, 2021	Fiscal Year Ended February 29, 2020
Net (loss) income	$(189,914)	$12,857	$(47,930)	$(101,370)
Adjustments:
Interest expense, net	32,610	1,804	65,340	66,326
Income tax benefit	(30,050)	(612)	(6,681)	(7,271)
Depreciation and amortization	142,609	6,394	63,263	60,416
EBITDA	(44,745)	20,443	73,992	18,101
EBITDA Margin	-10.5%	95.7%	24.0%	5.9%
Business Combination adjustment (1)	53,564	7,797	—	—
Acquisition-related adjustments (2)	64,360	4,317	14,348	25,057
Change in tax receivable agreement liability (3)	154	—	—	—
Loss from change in fair value of warrant liability (4)	(1,633)	(23,187)	—	—
Loss from change in fair value of contingent consideration (5)	69,760	(33,740)	—	—
Non-recurring/non-operating costs (6)	9,726	443	3,933	6,212
Share-based and unit-based compensation (7)	11,293	33,000	8,118	19,167
Adjusted EBITDA	$162,479	$9,073	$100,391	$68,537
Adjusted EBITDA Margin	33.9%	31.1%	32.5%	22.5%

(1)
Includes the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination.

(2)
Primarily includes advisory, consulting, accounting and legal expenses incurred in connection with mergers and acquisitions activities, including related valuation, negotiation and integration costs and capital-raising activities, including costs related to the Business Combination and acquisitions of BluJay and Amber Road.
(3)
Represents the fair value adjustment at each balance sheet date for the Tax Receivable Agreement along with the associated interest.
(4)
Represents the fair value adjustment at each balance sheet date of the warrant liability related to the public, private placement and forward purchase warrants.
(5)
Represents the fair value adjustment at each balance sheet date of the contingent consideration liability related to the restricted Series B-1 and B-2 common stock and Sponsor Side Letter. The Series B-1 common stock and Sponsor Side Letter were automatically converted into our Class A Common Stock on a one-to-one basis as of June 8, 2021.
(6)
Primarily includes other non-recurring expenses such as systems integrations, legal entity simplification, advisory fees and expenses related to retention of key employees from acquisitions.
(7)
Reflects primarily non-cash, long-term share-based and unit-based compensation expense, primarily related to senior management. For fiscal year 2022, the period from March 1, 2020 through February 3, 2021 and fiscal year 2020 unit-based compensation included a $0.7 million, $0.8 million and $9.5 million expense, respectively, attributable to certain unit-based awards in connection with the Amber Road acquisition. The period from February 4, 2021 through February 28, 2021, included $28.2 million in share-based compensation related to the acceleration of unvested options and restricted units of E2open Holdings in connection with the Business Combination and $4.7 million unit-based compensation expense for the restricted Series B-1 and B-2 common stock issued in connection with the Business Combination for the accelerated unvested options and restricted units.

Fiscal year ended February 28, 2022 compared to February 4, 2021 through February 28, 2021 (Successor) and March 1, 2020 through February 3, 2021 (Predecessor)

The comparability of our operating results for the fiscal year ended February 28, 2022 as compared to the periods from February 4, 2021 through February 28, 2021 (Successor) and March 1, 2020 through February 3, 2021 (Predecessor) was impacted by the BluJay Acquisition in September 2021. Revenue and expense contributions from our acquisition for the respective period comparisons generally were not separately identifiable due to the integration of these businesses into our existing operations.

Non-GAAP Subscription Revenue

	Successor		Predecessor
($ in thousands)	Fiscal Year Ended February 28, 2022	February 4, 2021 through February 28, 2021	March 1, 2020 through February 3, 2021	$ Change (1)	% Change (1)
Non-GAAP subscriptions revenue	$389,096	$21,914	$259,707	$107,475	38%
Percentage of Non-GAAP revenue	81%	75%	84%

(1)
Change represents the fiscal year ended February 28, 2022 compared to the combined Predecessor and Successor periods included within the fiscal year ended February 28, 2021.

Non-GAAP subscriptions revenue was $389.1 million for the fiscal year ended February 28, 2022, a $107.5 million, or 38%, increase compared to $281.6 million for the combined Predecessor and Successor periods included in the fiscal year ended February 28, 2021. The increase in Non-GAAP subscription revenue related to the BluJay Acquisition and new organic subscription sales predominately driven by increases in products utilized across our client portfolio alongside strategic partnership initiatives.

Non-GAAP Revenue

	Successor		Predecessor
($ in thousands)	Fiscal Year Ended February 28, 2022	February 4, 2021 through February 28, 2021	March 1, 2020 through February 3, 2021	$ Change (1)	% Change (1)
Non-GAAP revenue	$479,125	$29,162	$308,647	$141,316	42%

(1)
Change represents the fiscal year ended February 28, 2022 compared to the combined Predecessor and Successor periods included within the fiscal year ended February 28, 2021.

Non-GAAP revenue was $479.1 million for the fiscal year ended February 28, 2022, a $141.3 million, or 42%, increase compared to $337.8 million for the combined Predecessor and Successor periods included in the fiscal year ended February 28, 2021. The increase in Non-GAAP revenue was mainly due to the increase in our subscriptions revenue related to the BluJay Acquisition and new organic subscription sales driven by increases in products utilized across our current client portfolio. Additionally, $33.8 million of the increase was due to an increase in our professional services and other revenue primarily related to the BluJay Acquisition, clients delaying projects in fiscal year 2021 due to the COVID-19 pandemic which resulted in favorable year-over-year growth and new subscription sales.

Gross Profit

	Successor		Predecessor
($ in thousands)	Fiscal Year Ended February 28, 2022	February 4, 2021 through February 28, 2021	March 1, 2020 through February 3, 2021	$ Change (1)	% Change (1)
Gross profit	$202,585	$5,181	$193,658	$3,746	2%
Gross margin	47.6%	24.2%	62.7%

(1)
Change represents the fiscal year ended February 28, 2022 compared to the combined Predecessor and Successor periods included within the fiscal year ended February 28, 2021.

Gross profit was $202.6 million for the fiscal year ended February 28, 2022, a $3.7 million, or 2%, increase compared to $198.8 million for the combined Predecessor and Successor periods included in the fiscal year ended February 28, 2021. The increase in gross profit was primarily due to the subscriptions and professional services and other revenue growth discussed above offset by the $53.6 million amortization of the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination. Gross margin was 48% for fiscal 2022 compared to 60% for fiscal 2021.

Non-GAAP Gross Profit

	Successor		Predecessor
($ in thousands)	Fiscal Year Ended February 28, 2022	February 4, 2021 through February 28, 2021	March 1, 2020 through February 3, 2021	$ Change (1)	% Change (1)
Non-GAAP gross profit	$344,155	$20,981	$219,772	$103,402	43%
Non-GAAP gross margin	71.8%	71.9%	71.2%

(1)
Change represents the fiscal year ended February 28, 2022 compared to the combined Predecessor and Successor periods included within the fiscal year ended February 28, 2021.

Non-GAAP gross profit was $344.2 million for the fiscal year ended February 28, 2022, a $103.4 million, or 43%, increase compared to $240.8 million for the combined Predecessor and Successor periods included in the fiscal year ended February 28, 2021. The increase in adjusted gross profit was due to an increase in Non-GAAP subscriptions and professional services and other revenue as discussed above. The Non-GAAP gross margin increased to 72% for fiscal 2022 versus 71% for fiscal 2021.

EBITDA

	Successor		Predecessor
($ in thousands)	Fiscal Year Ended February 28, 2022	February 4, 2021 through February 28, 2021	March 1, 2020 through February 3, 2021	$ Change (1)	% Change (1)
EBITDA	$(44,745)	$20,443	$73,992	$(139,180)	nm
EBITDA margin	-10.5%	95.7%	24.0%

(1)
Change represents the fiscal year ended February 28, 2022 compared to the combined Predecessor and Successor periods included within the fiscal year ended February 28, 2021.

EBITDA was a negative $44.7 million for fiscal year 2022, a $139.2 million decrease compared to $94.4 million for the combined Predecessor and Successor periods included in the fiscal year ended February 28, 2021. EBITDA margins decreased to a negative 11% for fiscal 2022 compared to 29% for the combined Predecessor and Successor periods included within the fiscal year ended February 28, 2021. The decrease in EBITDA and EBITDA margins was primarily related to the $53.6 million amortization of the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination, a loss of $69.8 million associated with the fair value adjustment for the contingent consideration liability related to the Sponsor Side Letter and restricted Series B-1 and B-2 common stock and the additional $45.7 million of acquisition related expenses incurred in fiscal 2022 related to the BluJay Acquisition. These higher expenses were partially offset by a gain of $1.6 million for the fair value adjustment for the warrant liability and $29.8 million of lower share-based compensation expense in fiscal 2022 due to the acceleration of unvested options and restricted units of E2open Holdings in connection with the Business Combination in February 2021 and higher revenues in fiscal 2022.

Adjusted EBITDA

	Successor		Predecessor
($ in thousands)	Fiscal Year Ended February 28, 2022	February 4, 2021 through February 28, 2021	March 1, 2020 through February 3, 2021	$ Change (1)	% Change (1)
Adjusted EBITDA	$162,479	$9,073	$100,391	$53,015	48%
Adjusted EBITDA margin	33.9%	31.1%	32.5%

(1)
Change represents the fiscal year ended February 28, 2022 compared to the combined Predecessor and Successor periods included within the fiscal year ended February 28, 2021.

Adjusted EBITDA was $162.5 million for fiscal year 2022, a $53.0 million, or 48%, increase compared to $109.5 million for the combined Predecessor and Successor periods included in the fiscal year ended February 28, 2021. Adjusted EBITDA margins increased to 34% for fiscal 2022 compared to 32% for fiscal 2021. This increase in Adjusted EBITDA and adjusted EBITDA margin was primarily related to the BluJay Acquisition and stronger operating results due to organic revenue growth. Adjusted EBITDA for fiscal year 2022 includes realized synergies from the BluJay Acquisition of $6.6 million.

February 4, 2021 through February 28, 2021 (Successor) and March 1, 2020 through February 3, 2021 (Predecessor) compared to Fiscal year ended February 29, 2020 (Predecessor)

The comparability of our operating results for the periods from February 4, 2021 through February 28, 2021 (Successor) and March 1, 2020 through February 3, 2021 (Predecessor) as compared to the fiscal year ended February 29, 2020 (Predecessor) was impacted by the Business Combination in February 2021 and the acquisition of Amber Road in July 2019. Revenue and expense contributions from our acquisition for the respective period comparisons generally were not separately identifiable due to the integration of these businesses into our existing operations.

Non-GAAP Subscription Revenue

		Predecessor
($ in thousands)	February 4, 2021 through February 28, 2021	March 1, 2020 through February 3, 2021	Fiscal Year Ended February 29, 2020	$ Change (1)	% Change (1)
Non-GAAP subscriptions revenue	$21,914	$259,707	$243,981	$37,640	15%
Percentage of Non-GAAP revenue	75%	84%	80%

(1)
Change represents the combined Predecessor and Successor periods included within the fiscal year ended February 28, 2021 compared to the fiscal year ended February 29, 2020.

Non-GAAP subscriptions revenue was $281.6 million for the combined Predecessor and Successor periods included in the fiscal year ended February 28, 2021, a $37.6 million, or 15%, increase compared to $244.0 million for the fiscal year ended February 29, 2020. The increase in Non-GAAP subscriptions revenue was mainly due to the Amber Road acquisition and new organic sales in prior periods driven by increases in products utilized across our client portfolio.

Non-GAAP Revenue

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

Non-GAAP revenue was $337.8 million for the combined Predecessor and Successor periods included in the fiscal year ended February 28, 2021, a $32.7 million, or 11%, increase compared to $305.1 million for the fiscal year ended February 29, 2020. The increase in Non-GAAP revenue was mainly due to the increase in our subscriptions revenue related to the Amber Road acquisition and new organic sales in prior periods driven by increases in products utilized across our client portfolio. The increase was partially offset by the $4.9 million decrease in our professional services and other revenue due to the delay in delivery of professional services and training to our clients as a result of the impact the COVID-19 pandemic.

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

Non-GAAP Gross Profit

	Successor	Predecessor
($ in thousands)	February 4, 2021 through February 28, 2021	March 1, 2020 through February 3, 2021	Fiscal Year Ended February 29, 2020	$ Change (1)	% Change (1)
Non-GAAP gross profit	$20,981	$219,772	$210,309	$30,443	14%
Non-GAAP gross margin	71.9%	71.2%	68.9%

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

EBITDA

	Successor	Predecessor
($ in thousands)	February 4, 2021 through February 28, 2021	March 1, 2020 through February 3, 2021	Fiscal Year Ended February 29, 2020	$ Change (1)	% Change (1)
EBITDA	$20,443	$73,992	$18,101	$76,334	nm
EBITDA margin	95.7%	24.0%	5.9%

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

Adjusted EBITDA

	Successor	Predecessor
($ in thousands)	February 4, 2021 through February 28, 2021	March 1, 2020 through February 3, 2021	Fiscal Year Ended February 29, 2020	$ Change (1)	% Change (1)
Adjusted EBITDA	$9,073	$100,391	$68,537	$40,927	60%
Adjusted EBITDA margin	31.1%	32.5%	22.5%

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

We had $155.5 million in cash and cash equivalents and $75.0 million of unused borrowing capacity under our 2021 Revolving Credit Facility as of February 28, 2022. See Note 13, Notes Payable to the Notes to the Consolidated Financial Statements. We believe our existing cash and cash equivalents, cash provided by operating activities and, if necessary, the borrowing capacity under our 2021 Revolving Credit Facility will be sufficient to meet our working capital, debt repayment and capital expenditure requirements for at least the next twelve months. On April 6, 2022, the 2021 Credit Agreement was amended to include a $190.0 million incremental term loan. A portion of the proceeds were used to repay the $80.0 million outstanding balance under the 2021 Revolving Credit Facility.

In the future, we may enter into arrangements to acquire or invest in complementary businesses. To facilitate these acquisitions or investments, we may seek additional equity or debt financing.

Debt

2021 Term Loan and Revolving Credit Facility

On February 4, 2021, as part of the Business Combination, E2open, LLC, our subsidiary, entered into a $525.0 million term loan (2021 Term Loan) and a $75.0 million revolver (2021 Revolving Credit Facility). On September 1, 2021, as part of the BluJay Acquisition, the 2021 Credit Agreement was amended to include a $380.0 million incremental term loan, an increase in the 2021 Revolving Credit Facility from $75.0 million to $155.0 million and an increase in the letter of credit sublimit from $15.0 million to $30.0 million.

E2open, LLC can request increases in the revolving commitments and additional term loan facilities, in minimum amounts of $2.0 million for each facility. The Credit Agreement was payable in quarterly installments of $1.3 million beginning in August 2021; however, the payments were increased to $2.3 million with the addition of the incremental term loan beginning in November 2021. The 2021 Revolving Credit Facility will mature on February 4, 2026 and the Credit Agreement is payable in full on February 4, 2028.

The 2021 Term Loan has a variable interest rate which was LIBOR plus 350 basis points, with a 50 basis point floor, or 4.00% as of February 28, 2022 and 3.69% as of February 28, 2021. Principal payments of $2.3 million are due on the last day of each February, May, August and November. As of February 28, 2022 and 2021, the 2021 Term Loan had a principal balance outstanding of $899.2 million and $525.0 million, respectively. There were $80.0 million of borrowings outstanding at an interest rate of 5.25%, no outstanding letters of credit and $75.0 million available borrowing capacity under the 2021 Revolving Credit Facility as of February 28, 2022. The $80.0 million borrowings were used to fund the initial purchase price of the Logistyx acquisition. There were no outstanding borrowings or letters of credit under the 2021 Revolving Credit Facility as of February 28, 2021.

The principal payment obligations under our notes payable as of February 28, 2022 were: $89.1 million for fiscal 2023, $9.1 million for fiscal 2024, $9.1 million for fiscal 2025, $9.1 million for fiscal 2026, $9.1 million for fiscal 2027 and $853.9 million thereafter.

On April 6, 2022, the 2021 Credit Agreement was amended to include a $190.0 million incremental term loan. The proceeds were used to repay the $80.0 million outstanding balance under the 2021 Revolving Credit Facility incurred to finance the initial purchase price payment for Logistyx. The additional cash provided us the cash needed to pay the remaining $95.0 million purchase price commitments for Logistyx, should we elect to pay cash in lieu of stock, and may be used for share repurchases or other general corporate purposes.

Cash Flows

The following table presents net cash from operating activities, investing activities and financing activities:

	Successor		Predecessor
($ in thousands)	Fiscal Year Ended February 28, 2022	February 4, 2021 through February 28, 2021	March 1, 2020 through February 3, 2021	Fiscal Year Ended February 29, 2020
Net cash provided by (used in) operating activities	$51,154	$5,801	$8,654	$(55,847)
Net cash used in investing activities	(808,508)	(467,275)	(13,990)	(442,962)
Net cash provided by (used in) financing activities	710,708	(468)	626,449	467,617
Effect of exchange rate changes on cash and cash equivalents	13,658	41	(98)	232
Net (decrease) increase in cash, cash equivalents and restricted cash	(32,988)	(461,901)	621,015	(30,960)
Cash, cash equivalents and restricted cash at beginning of year	207,542	669,443	48,428	79,388
Cash, cash equivalents and restricted cash at end of year	$174,554	$207,542	$669,443	$48,428

Fiscal year ended February 28, 2022 compared to February 4, 2021 through February 28, 2021 (Successor) and March 1, 2020 through February 3, 2021 (Predecessor)

For the fiscal year ended February 28, 2022, our consolidated cash, cash equivalents and restricted cash decreased by approximately $32.9 million to $174.6 million as compared to our balance of $207.5 million as of February 28, 2021.

Net cash provided by operating activities for fiscal year 2022 was $51.2 million compared to $14.5 million for the combined Predecessor and Successor periods included within the fiscal year ended February 28, 2021. The increase in cash flows from operating activities was primarily due to an increase in gross profit due to the BluJay Acquisition, new organic subscription sales, an increase in professional services due to clients delaying projects in fiscal 2021 due to the COVID-19 pandemic, interest savings on our debt and an increase in cash provided by working capital.

Net cash used in investing activities was $808.5 million for fiscal year 2022 compared to net cash used in investing activities of $481.3 million for the combined Predecessor and Successor periods included within the fiscal year ended February 28, 2021. The increase in cash used in investing activities was attributed primarily to the acquisition of BluJay in September 2021. Capital expenditures mainly for the acquisition of property and software related to our data centers was $31.8 million in fiscal year 2022 compared to $15.5 million in the prior year. Additionally, we made a minority investment of $2.5 million in a private firm focused on supply chain financing.

Net cash provided by financing activities for fiscal year 2022 was $710.7 million compared to $626.0 million for the combined Predecessor and Successor periods included within the fiscal year ended February 28, 2021. The increase in cash provided by financing activities was primarily due to additional debt of $117.0 million, net of offering costs, borrowed to finance the BluJay Acquisition. This increase in cash was offset by the repurchase of $2.5 million of common stock, the repurchase of $16.8 million of Common Units and the payment of $10.4 million of debt issuance costs in fiscal 2022. Additionally, we received $3.5 million in cash from the sale of membership units in fiscal 2021.

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

Tax Receivable Agreement

Concurrently with the completion of the Business Combination, we entered into the Tax Receivable Agreement with certain selling equity holders of E2open Holdings. The Tax Receivable Agreement provides for the payment by the Company of 85% of certain tax benefits that are realized or deemed realized as a result of increases in tax, utilization of pre-existing tax attributes of certain sellers and realization of additional tax benefits attributable to payments under the Tax Receivable Agreement. The term of the Tax Receivable Agreement will continue until all such tax benefits have been utilized or expired unless we exercise our right to terminate the Tax Receivable Agreement for an amount representing the present value of anticipated future tax benefits under the Tax Receivable Agreement or certain other acceleration events occur. We will retain the benefit of the remaining 15% of the cash tax savings.

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

The liability related to the Tax Receivable Agreement was $66.6 million and $50.1 million as of February 28, 2022 and 2021, respectively, assuming (1) a constant corporate tax rate of 24.1%, (2) no dispositions of corporate subsidiaries, (3) no material changes in tax law and (4) we do not elect an early termination of the Tax Receivable Agreement. However, due to the uncertainty of various factors, including: (a) the timing and value of future exchanges, (b) the amount and timing of our future taxable income, (c) changes in our tax rate, (d) no future dispositions of any corporate stock, (e) changes in the tax law and (f) changes in the discount rate, the likely tax savings we will realize and the resulting amounts we are likely to pay to the E2open Sellers pursuant to the Tax Receivable Agreement are uncertain. Additionally, interest will accrue on the portion of the Tax Receivable Agreement liability recorded under ASC 805 at a rate of LIBOR plus 100 basis points. The portion of the Tax Receivable Agreement liability under ASC 450 is recorded on a gross undiscounted basis.

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

We are entitled to receive quarterly tax distributions from E2open Holdings, subject to limitations imposed by applicable law and contractual restrictions. The cash received from such tax distributions will first be used by us to satisfy any tax liability and then make any payments required under the Tax Receivable Agreement. We expect that such tax distributions will be sufficient to fund both our tax liability and the required payments under the Tax Receivable Agreement.

Under the Tax Receivable Agreement, we expect future gross payments during the fiscal years ending February 2024 of $2.7 million, 2025 of $8.4 million, 2026 of $8.0 million, 2027 of $7.3 million and thereafter of $85.4 million.

Warrant Liability

As of February 28, 2022 and 2021, there were an aggregate of 29,079,872 and 29,079,972 warrants outstanding, respectively, which include the public warrants, private placement warrants and forward purchase warrants. Each warrant entitles its holders to purchase one share of our Class A Common Stock at an exercise price of $11.50 per share. The warrants are recorded as a liability in warrant liability on the Consolidated Balance Sheets with a balance of $67.1 million and $68.8 million as of February 28, 2022 and 2021, respectively. During the fiscal year ended February 28, 2022 and period from February 4, 2021 through February 28, 2021, a gain of $1.6 million and $23.2 million was recognized in gain from change in fair value of the warrant liability in the Consolidated Statements of Operations, respectively. During the fiscal year ended February 28, 2022, 100 warrants were exercised with a total exercise price of $1,150.

Conversion of Contingent Consideration

The contingent consideration liability was $45.6 million and $150.8 million as of February 28, 2022 and 2021, respectively. The fair value remeasurements resulted in a loss of $69.8 million and a gain of $33.7 million for the fiscal year ended February 28, 2022 and the period from February 4, 2021 through February 28, 2021, respectively. There was no gain or loss for the period from March 1, 2020 through February 3, 2021 and the year ended February 29, 2020 as the underlying equity was not issued until February 4, 2021. The contingent liability represents the Series B-1 common stock, Series B-2 common stock, Series 1 RCUs and Series 2 RCUs.

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

Logistyx Acquisition

On March 2, 2022, E2open, LLC acquired Logistyx Technologies, LLC for a purchase price of $185 million, with an estimated fair value of $183.7 million, including $90 million paid in cash at closing. An additional $95 million will be paid in two installments on May 31, 2022 and August 29, 2022. We have the option to finance the remaining payments, at our discretion, through cash or a combination of cash and Class A Common Stock. The May 31, 2022 payment shall consist of at least $5.0 million in cash with the total payment equal to $37.4 million. The August 29, 2022 payment shall consist of at least $26.1 million in cash with the total payment equal to $57.6 million.

Investments

On February 4, 2022, we made a minority investment of $2.5 million in a private firm focused on supply chain financing. We are required to invest an additional $2.5 million 90 days from February 4, 2022.

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

Our non-cancelable operating leases for our office spaces have various expiration dates through August 2029. Under these leases, our undiscounted future cash flows utilized in the calculation of the lease liabilities as of February 28, 2022 were: $8.5 million for fiscal 2023, $7.3 million for fiscal 2024, $5.6 million for fiscal 2025, $4.0 million for fiscal 2026, $3.0 million for fiscal 2027 and $2.7 million thereafter. These numbers include interest of $2.3 million.

Our non-cancelable financing lease arrangements relate to software and computer equipment and have various expiration dates through August 2024. We have the right to purchase the software and computer equipment anytime during the lease or upon lease completion. Under these leases, our undiscounted future cash flows utilized in the calculation of the lease liabilities as of February 28, 2022 were: $2.4 million for fiscal 2023 and $2.1 million for fiscal 2024. These numbers include interest of $0.2 million.

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

Revenue Recognition

Subscription revenue, which primarily consists of fees to provide clients cloud-based access to our solution, is recognized ratably over the life of the contract. Subscription revenue includes logistics as a service which employs logistics professionals to manage a company’s transportation network including truck, rail, ocean and air freight as well as inbound/outbound logistics from production facilities to warehouses, retailers and end users/consumers. Typically, amounts that have been invoiced are recorded in accounts receivable and deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. Transaction-related revenue is recognized as the transactions occur.

Professional services revenue is derived primarily from fees for enabling services, including solution consulting and solution deployment. These services are often sold in conjunction with the sale of our solutions. We provide professional services primarily on a time and materials basis, but sometimes on a fixed fee basis. Professional services revenue is recognized as the services are provided. For services that are contracted at a fixed price, progress is generally measured based on labor hours incurred as a percentage of the total estimated hours required for complete satisfaction of the related performance obligations. For services that are contracted on time and materials or prepaid basis, progress is generally based on actual labor hours expended. These input methods (e.g., hours incurred or expended and milestones completed) are considered a faithful depiction of our efforts to satisfy services contracts as they represent the performance obligation consumed by the client and performed by us, and therefore reflect the transfer of services to a client under such contracts.

If our estimate of the total hours required for a performance obligation at a fixed price is inaccurate, then our revenue recognition timing will be impacted as labor hours as a percentage of total estimated hours will be adjusted at the end of the contract resulting in additional or reduced revenue recognized, as needed, to account for the change in hours. We adjust our estimated total hours and the appropriate revenue recognition each month. Any adjustments should not have a material impact to our financial condition and results of operations.

We enter into arrangements with multiple performance obligations, comprising of subscriptions and professional services. Arrangements with clients typically do not provide the client with the right to take possession of the software supporting the on-demand solutions. We primarily account for subscription and professional services revenue as separate units of accounting and allocate revenue to each deliverable in an arrangement based on standalone selling price. Judgment is required to determine the stand-alone selling price for each distinct performance obligation. We evaluate the standalone selling price for each element by considering prices we charge for similar offerings, size of the order and historical pricing practices. If our judgment is incorrect for a particular item within an arrangement, the timing of our revenue could be impacted between periods such that we would recognize revenue in a different period than we would have if a different judgment had been used; however, the revenue for the full arrangement would have the same result.

Other revenue primarily includes license fees and travel expenses for services rendered. Other revenue is recognized when the service is delivered to the client.

Deferred revenue from subscriptions represents amounts collected from, or invoiced to, clients in advance of earning subscription revenue. Typically, we bill our annual subscription fees in advance of providing the service. Deferred revenue from professional services represents revenue for time and material contracts where the revenue is recognized when milestones are achieved and accepted by the client for fixed price contracts.

Share-Based Compensation

We measure and recognize compensation expense for all share-based awards at fair value over the requisite service period. We use the Black-Scholes option pricing model to determine the grant date fair value of options. The input variable for the Black-Scholes model are the expected life of the option, volatility of our peer group and our common stock, risk free rate of return and expected dividend yield. For restricted stock grants and certain performance-based awards, fair value is determined as the average price of our Class A Common Stock on the date of grant. The determination of fair value of share-based awards on the date of grant using an option-pricing model is affected by our stock price as well as by assumptions regarding a number of subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

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

For performance-based awards where the number of shares includes a relative revenue growth modifier to determine the number of shares earned at the end of the performance period, the number of shares earned will depend on which range our total revenue growth falls within over the performance period. The fair value of the performance-based shares with the revenue growth modifier is determined using an intrinsic value model. In the period it becomes probable that the minimum threshold specified in the performance-based award will be achieved, we will recognize expense for the proportionate share of the total fair value of the award related to the vesting period that has already lapsed. The remaining fair value of the award is expensed on a straight-line basis over the balance of the vesting period. If we determine that it is no longer probable that we will achieve the minimum performance threshold specified in the award, all of the previously recognized compensation expense will be reversed in the period such determination is made.

We do not estimate forfeitures; therefore, we record compensation costs for all awards and record forfeitures as they occur.

If factors change and we employ different assumptions in the determination of the fair value of grants in future periods, the related compensation expense that we record may differ significantly from what we have recorded in the current or past periods.

Refer to Note 23, Share-Based and Unit-Based Compensation in the Notes to Consolidated Financial Statements for further discussion of our share-based compensation plans.

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

We did not estimate forfeitures. Instead, we accounted for forfeitures as they occurred. Forfeitures were not material for the periods from February 4, 2021 through February 28, 2021 and March 1, 2020 through February 3, 2021 and fiscal years ended February 29, 2020 and February 28, 2019.

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

For equity-linked contracts that are classified as liabilities, we record the fair value of the equity-linked contract at each balance sheet date and record the change in the Consolidated Statements of Operations as a gain (loss) from change in fair value of warrant liability. Our public warrant liability is valued using the binomial lattice pricing model. Our private placement warrants are valued using a binomial pricing model when the warrants are subject to the make-whole table, or otherwise are valued using a Black-Scholes pricing model. Our Forward Purchase Warrants are valued utilizing observable market prices for public shares and warrants, relative to the present value of contractual cash proceeds. The assumptions used in preparing these models include estimates such as volatility, contractual terms, discount rates, dividend rate, expiration dates and risk-free rates.

The estimates used to calculate the fair value of our warrant liability changes at each balance sheet date are based on our stock price and other assumptions described above. If our assumptions change or we experience significant volatility in our stock price or interest rates, the fair value calculated from one balance sheet period to the next could be materially different.

Contingent Consideration

The contingent consideration liability is due to the issuance of the two tranches of restricted Series B-1 and B-2 common stock and Series 1 RCUs and Series 2 RCUs of E2open Holdings as part of the Business Combination. These shares and units were issued on a proportional basis to each holder of Class A shares in CCNB1 and Common Units of E2open Holdings. We also had deferred consideration (earn-out) payments that were due upon the successful attainment of revenue related criteria related to the acquisition of Averetek.

In June 2021, the restricted Series B-1 common stock automatically converted into our Class A Common Stock on a one-to-one basis and the Series 1 RCUs automatically converted into Common Units of E2open Holdings. In July 2021, the deferred consideration due to Averetek was paid in full.

These restricted shares, Common Units and deferred consideration payments are treated as a contingent consideration liability under ASC 805 and valued at fair market value on the acquisition date and will be remeasured at each reporting date and adjusted if necessary. Our earn-out liabilities and contingent consideration are valued using a Monte Carlo simulation model. The assumptions used in preparing these models include estimates such as volatility, contractual terms, discount rates, dividend rates, dividend yield and risk-free interest rates. Any change in the fair value of the deferred consideration from the remeasurement will be recorded in acquisition-related expenses on the Consolidated Statements of Operations. Any change in the fair value of the restricted shares and Common Units from the remeasurement will be recorded in gain (loss) from change in fair value of contingent consideration on the Consolidated Statements of Operations.

The estimates used to calculate the fair value of our contingent consideration changes at each balance sheet date based on our stock price, operating results and other assumptions. If our assumptions change or we experience significant volatility in our stock price or interest rates, the fair value calculated from one balance sheet period to the next could be materially different.

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

We use the acquisition method of accounting for acquired businesses. Under the acquisition method, our financial statements reflect the operations of an acquired business starting from the completion of the acquisition. The assets acquired and liabilities assumed are recorded at their respective estimated fair values at the date of the acquisition. Any excess of the purchase price over the estimated fair values of the identifiable net assets acquired is recorded as goodwill.

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

Interest Rate Risk

We have significant debt commitments. As of February 28, 2022, we had $899.2 million outstanding under our 2021 Term Loan with an interest rate of 4.00%. We had $80.0 million of outstanding borrowings under our 2021 Revolving Credit Facility. These on-balance sheet financial instruments, to the extent they accrue interest at variable interest rates, expose us to interest rate risk. A hypothetical increase or decrease in interest rates by 100 basis points would change our annual future interest expense by approximately $9.8 million as of February 28, 2022.

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

As a result of the BluJay Acquisition, our foreign operations have substantially increased resulting in significant expenses, assets and liabilities denominated in foreign currencies. The currencies of our operations are now the Australia dollar, British pound, Canada dollar, Danish krone, the Euro, Hong Kong dollar, Malaysia ringgit, People's Republic of China renminbi and the Singapore dollar. As a result, our operating results, profitability and cash flows are impacted when the U.S. dollar fluctuates relative to these foreign currencies. We translate our foreign currency-denominated results of operations, assets and liabilities for our foreign subsidiaries to U.S. dollars in our consolidated financial statements. Increases and decreases in the value of the U.S. dollar compared with such foreign currencies will affect our reported results of operations and the value of our assets and liabilities on our consolidated balance sheets, even if our results of operations or the value of those assets and liabilities has not changed in its original currency. These transactions could significantly affect the comparability of our results between financial periods or result in significant changes to the carrying value of our assets, liabilities and shareholders' equity.

We cannot give any assurances as to the effect that future changes in foreign currency rates will have on our financial position, operating results or cash flows.

Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist primarily of cash and cash equivalents, restricted cash and accounts receivable. We deposit cash and cash equivalents with high-quality financial institutions. Accounts receivable are typically unsecured and are derived from sales of subscriptions and support, as well as professional services, principally to large creditworthy clients across a wide range of end markets, including consumer goods, food and beverage, retail, technology transportation, among others. Credit risk is concentrated primarily in North America, Europe and parts of Asia. We have historically experienced insignificant credit losses. We maintain allowances for estimated credit losses based on management’s assessment of the likelihood of collection.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

and Financial Statement Schedules

All other schedules are omitted because they are either not applicable, not required or the information is included in the Consolidated Financial Statements, including the notes thereto.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of E2open Parent Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of E2open Parent Holdings, Inc. (the Company) as of February 28, 2022 and February 28, 2021, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year ended February 28, 2022 and the period February 4, 2021 through February 28, 2021 (collectively referred to as “the Successor”) and the period March 1, 2020 through February 3, 2021 and the year ended February 29, 2020 (collectively referred to as “the Predecessor”), and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 28, 2022 and February 28, 2021, and the results of its operations and its cash flows for the Successor and Predecessor periods, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 28, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated April 29, 2022 expressed an unqualified Opinion thereon.

Adoption of ASU No. 2016-02

As discussed in Note 24 to the consolidated financial statements, the Company changed its method for accounting for leases in fiscal year 2022 due to the adoption of ASU No. 2016-02, Leases (Topic 842).

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation – Business Combination
Description of the Matter

As described in Note 3 to the consolidated financial statements, the Company completed the acquisition of BluJay Topco Limited (the “BluJay Acquisition”) during fiscal year 2022 for net consideration of $1,529 million. The transaction was accounted for as a business combination.

Auditing the Company's accounting for the BluJay Acquisition was complex due to the significant estimation required by management in determining the fair value of acquired technology intangible assets of $301 million, customer relationships intangible assets of $180 million, and trade name intangible assets of $3.8 million. The significant estimation uncertainty was primarily due to the complexity of the valuation models used to measure the fair value of the intangible assets, as well as the sensitivity of the resultant fair values to the underlying significant assumptions. The Company used a discounted cash flow model to measure the intangible assets. The significant assumptions used to estimate the value of the intangible assets included the projected revenue growth rate, projected gross margin, technology obsolescence period, and discount rates. These assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

To test the estimated fair value of the intangible assets, our audit procedures included, among others, evaluating the Company's use of the income approach (including the with and without and multi-period excess earnings methods) and testing the significant assumptions used in the models, including the completeness and accuracy of the underlying data. For example, we compared the significant assumptions to current industry, market and economic trends, to the assumptions used to value similar assets in other acquisitions, to historical results of the acquired business and to other guideline companies within the same industry. We also performed sensitivity analyses to evaluate the changes in the fair value of the intangible assets that would result from changes in the significant assumptions. We involved our valuation specialists to assist in evaluating the valuation techniques, discount rate used to value the acquired technology, customer relationships, and trade name intangible assets, which included comparison of the selected discount rate to the acquired business's weighted average cost of capital, and an evaluation of the relationship of the weighted average cost of capital, internal rate of return, and weighted-average return on assets. We also evaluated the Company's financial statement disclosures of the business combination.

Tax receivable agreement liability
Description of the Matter

As of February 28, 2022, the tax receivable agreement liability (the “TRA liability”) was $66.6 million. E2open Parent Holdings, Inc’s operations are currently held in a lower-tier partnership, E2open Holdings, LLC (“Opco”). The Company historically conducted its operations at the partnership level. However, it underwent a reorganization as part of its initial public offering and it now operates as a public corporation which owns interests in Opco (the “UP-C Structure”). When the Company implemented its UP-C structure, it also put in place a Tax Receivable Agreement (“TRA”), in which it agreed to pay continuing members of Opco for cash tax savings it receives as a result of Opco unit exchanges. Each time a continuing member of Opco exchanges units with the Company, the Company receives an amortizable basis adjustment, which increases its basis in the Company and creates future tax deductions. The basis adjustments will result in a realized tax benefit and as a result, the Company computed a TRA liability due to each continuing member of Opco. Significant inputs and assumptions were used to estimate the future expected payments including the timing of realization of the tax benefits.

Auditing management’s computation of the TRA liability involved subjective estimation and complex auditor judgment in determining forecasted future taxable income, including the long-term growth rate. Changes in this assumption could have a significant impact on the value of the TRA liability.

How We Addressed the Matter in Our Audit

Among other audit procedures performed, we involved tax professionals to assist in evaluating the methodologies employed by management in calculating the TRA liability, including testing any exchanges. We evaluated the assumptions used by the Company to develop projections of future taxable income by income tax jurisdiction and tested the completeness and accuracy of the underlying data used in the projections. For example, we compared the projections of future taxable income, including the long-term growth rate assumption, with the actual results of prior periods, as well as current industry and economic trends. We also compared the projections of future taxable income with other forecasted financial information prepared by the Company.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2016.

Austin, Texas

April 29, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of E2open Parent Holdings, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited E2open Parent Holdings, Inc.’s internal control over financial reporting as of February 28, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, E2open Parent Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of February 28, 2022, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of BluJay’s legal entities on their legacy accounting system, which is included in the 2022 consolidated financial statements of the Company and constituted approximately 31% and 42% of total and net assets, respectively, as of February 28, 2022 and approximately 25% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of BluJay’s legal entities on their legacy accounting system.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of February 28, 2022 and February 28, 2021, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year ended February 28, 2022 and the period February 4, 2021 through February 28, 2021 (collectively referred to as “the Successor”) and the period March 1, 2020 through February 3, 2021 and the year ended February 29, 2020 (collectively referred to as “the Predecessor”), and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”) and our report dated April 29, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Austin, TX

April 29, 2022

E2open Parent Holdings, Inc.

Consolidated Balance Sheets

(In thousands, except share amounts)

	Successor
	February 28,
(In thousands, except share amounts)	2022	2021
Assets
Cash and cash equivalents	$155,481	$194,717
Restricted cash	19,073	12,825
Accounts receivable - net of allowance of $3,055 and $908 as of February 28, 2022 and 2021, respectively	155,341	112,657
Prepaid expenses and other current assets	26,243	12,643
Total current assets	356,138	332,842
Long-term investments	208	224
Goodwill	3,756,871	2,628,646
Intangible assets, net	1,181,390	824,851
Property and equipment, net	65,937	44,198
Operating lease right-of-use assets	28,102	—
Other noncurrent assets	16,809	7,416
Total assets	$5,405,455	$3,838,177
Liabilities and Stockholders' Equity
Accounts payable and accrued liabilities	$131,246	$70,233
Incentive program payable	19,073	12,825
Deferred revenue	190,992	89,691
Acquisition-related obligations	—	2,000
Current portion of notes payable	89,097	4,405
Current portion of operating lease obligations	7,652	—
Current portion of financing lease obligations	2,307	4,827
Total current liabilities	440,367	183,981
Long-term deferred revenue	1,141	482
Operating lease obligations	21,202	—
Financing lease obligations	1,950	6,588
Notes payable	863,577	502,800
Tax receivable agreement liability	66,590	50,114
Warrant liability	67,139	68,772
Contingent consideration	45,568	150,808
Deferred taxes	413,038	396,217
Other noncurrent liabilities	712	1,057
Total liabilities	1,921,284	1,360,819
Commitments and Contingencies (Note 27)
Stockholders' Equity
Class A common stock; $0.0001 par value, 2,500,000,000 shares authorized; 301,536,621 and 187,051,142 issued and 301,359,967 and 187,051,142 outstanding as of February 28, 2022 and 2021, respectively	31	19
Class V common stock; $0.0001 par value; 42,747,890 and 40,000,000 shares authorized; 33,560,839 and 35,636,680 issued and outstanding as of February 28, 2022 and 2021, respectively	—	—
Series B-1 common stock; $0.0001 par value; 9,000,000 shares authorized; 94 and 8,120,367 issued and outstanding as of February 28, 2022 and 2021, respectively	—	—
Series B-2 common stock; $0.0001 par value; 4,000,000 shares authorized; 3,372,184 issued and outstanding as of February 28, 2022 and 2021	—	—
Additional paid-in capital	3,362,219	2,071,206
Accumulated other comprehensive (loss) income	(19,019)	2,388
(Accumulated deficit) retained earnings	(154,976)	10,800
Treasury stock, at cost: 176,654 shares as of February 28, 2022	(2,473)	—
Total E2open Parent Holdings, Inc. equity	3,185,782	2,084,413
Noncontrolling interest	298,389	392,945
Total stockholders' equity	3,484,171	2,477,358
Total liabilities and stockholders' equity	$5,405,455	$3,838,177

See notes to consolidated financial statements.

E2open Parent Holdings, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Successor		Predecessor
(In thousands, except per share amounts)	Fiscal Year Ended February 28, 2022	February 4, 2021 through February 28, 2021	March 1, 2020 through February 3, 2021	Fiscal Year Ended February 29, 2020
Revenue
Subscriptions	$335,532	$14,117	$259,707	$243,981
Professional services and other	90,029	7,248	48,940	61,121
Total revenue	425,561	21,365	308,647	305,102
Cost of Revenue
Subscriptions	93,072	7,823	55,602	59,113
Professional services and other	56,103	4,324	40,466	42,414
Amortization of acquired intangible assets	73,801	4,037	18,921	19,538
Total cost of revenue	222,976	16,184	114,989	121,065
Gross Profit	202,585	5,181	193,658	184,037
Operating Expenses
Research and development	79,700	10,458	53,788	61,882
Sales and marketing	60,265	8,788	46,034	53,605
General and administrative	69,922	23,123	37,355	51,799
Acquisition-related expenses	64,360	4,317	14,348	26,709
Amortization of acquired intangible assets	46,358	1,249	31,275	31,129
Total operating expenses	320,605	47,935	182,800	225,124
(Loss) income from operations	(118,020)	(42,754)	10,858	(41,087)
Other income (expense)
Interest and other expense, net	(33,663)	(1,928)	(65,469)	(67,554)
Change in tax receivable agreement liability	(154)	—	—	—
Gain from change in fair value of warrant liability	1,633	23,187	—	—
(Loss) gain from change in fair value of contingent consideration	(69,760)	33,740	—	—
Total other expenses (income)	(101,944)	54,999	(65,469)	(67,554)
(Loss) income before income tax benefit (expense)	(219,964)	12,245	(54,611)	(108,641)
Income tax benefit	30,050	612	6,681	7,271
Net (loss) income	(189,914)	12,857	$(47,930)	$(101,370)
Less: Net (loss) income attributable to noncontrolling interest	(24,138)	2,057
Net (loss) income attributable to E2open Parent Holdings, Inc.	$(165,776)	$10,800

Weighted average common shares outstanding:
Basic	245,454	187,051
Diluted	245,454	222,688
Net (loss) income attributable to E2open Parent Holdings, Inc. common shareholders per share:
Basic	$(0.68)	$0.06
Diluted	$(0.68)	$0.06

See notes to consolidated financial statements.

E2open Parent Holdings, Inc.

Consolidated Statements of Comprehensive Loss

	Successor		Predecessor
(In thousands)	Fiscal Year Ended February 28, 2022	February 4, 2021 through February 28, 2021	March 1, 2020 through February 3, 2021	Fiscal Year Ended February 29, 2020
Net (loss) income	$(189,914)	$12,857	$(47,930)	$(101,370)
Other comprehensive (loss) income, net:
Net unrealized loss on investments	—	—	—	(7)
Net foreign currency translation (loss) income, net of tax of $11,985	(21,407)	2,388	(10)	233
Total other comprehensive (loss) income, net	(21,407)	2,388	(10)	226
Comprehensive (loss) income	(211,321)	15,245	(47,940)	(101,144)
Less: Comprehensive (loss) income attributable to noncontrolling interest	(26,859)	2,439	—	—
Comprehensive (loss) income attributable to E2open Parent Holdings, Inc.	$(184,462)	$12,806	$(47,940)	$(101,144)

See notes to consolidated financial statements.

E2open Parent Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

E2open Holdings, LLC

Members’ Equity

Predecessor

(In thousands)	Member's Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Member's Equity
Balance, February 29, 2019	$425,822	$(1,124)	$(121,455)	$303,243
Adoption of new accounting standard	—	—	4,323	4,323
Adjusted Balance, February 28, 2019	425,822	(1,124)	(117,132)	307,566
Investment by member	63	—	—	63
Repurchase of membership units	(115)	—	—	(115)
Unit-based compensation expense	8,222	—	—	8,222
Net loss and comprehensive loss	—	226	(101,370)	(101,144)
Balance, February 28, 2020	433,992	(898)	(218,502)	214,592
Investment by member	3,501	—	—	3,501
Unit-based compensation expense	7,277	—	—	7,277
Net loss and comprehensive loss	—	(10)	(47,930)	(47,940)
Balance, February 3, 2021	$444,770	$(908)	$(266,432)	$177,430

E2open Parent Holdings, Inc.

Stockholders’ Equity

Successor

(In thousands)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance, February 4, 2021	$19	$2,038,206	$—	$—	$—	$2,038,225	$390,888	$2,429,113
Share-based compensation expense	—	33,000	—	—	—	33,000	—	33,000
Comprehensive income	—	—	2,388	—	—	2,388	—	2,388
Net income	—	—	—	10,800	—	10,800	2,057	12,857
Balance, February 28, 2021	$19	$2,071,206	$2,388	$10,800	$—	$2,084,413	$392,945	$2,477,358

See notes to consolidated financial statements.

E2open Parent Holdings, Inc.

Stockholders’ Equity

Successor

(Continued)

(In thousands)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance, February 28, 2021	$19	$2,071,206	$2,388	$10,800	$—	$2,084,413	$392,945	$2,477,358
Share-based compensation expense	—	10,639	—	—	—	10,639	—	10,639
Business Combination purchase price adjustment	—	1,666	—	—	—	1,666	1,299	2,965
Issuance of common stock for BluJay acquisition	7	730,847	—	—	—	730,854	—	730,854
Issuance of common stock for BluJay acquisition PIPE financing, net of offering costs	3	292,897	—	—	—	292,900	—	292,900
Deferred taxes related to issuance of common stock for BluJay acquisition	—	36,805	—	—	—	36,805	—	36,805
Conversion of Series B-1 shares to common stock	2	174,999	—	—	(2,473)	172,528	—	172,528
Conversion of common units to common stock	—	54,950	—	—	—	54,950	(71,717)	(16,767)
Impact of common unit conversions on Tax Receivable Agreement	—	(11,791)	—	—	—	(11,791)	—	(11,791)
Exercise of warrants	—	1	—	—	—	1	—	1
Other comprehensive loss, net of tax	—	—	(21,407)	—	—	(21,407)	—	(21,407)
Net loss	—	—	—	(165,776)	—	(165,776)	(24,138)	(189,914)
Balance, February 28, 2022	$31	$3,362,219	$(19,019)	$(154,976)	$(2,473)	$3,185,782	$298,389	$3,484,171

See notes to consolidated financial statements.

E2open Parent Holdings, Inc.

Consolidated Statements of Cash Flows

	Successor		Predecessor
(In thousands)	Fiscal Year Ended February 28, 2022	February 4, 2021 through February 28, 2021	March 1, 2020 through February 3, 2021	Fiscal Year Ended February 29, 2020
Cash flows from operating activities
Net (loss) income	$(189,914)	$12,857	$(47,930)	$(101,370)
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	142,609	6,394	63,263	60,416
Amortization of deferred commissions	1,560	34	3,937	2,238
Provision for credit losses	1,018	21	113	(35)
Amortization of debt issuance costs	3,444	206	4,007	3,519
Amortization of operating lease right-of-use assets	15,649	—	—	—
Share-based and unit-based compensation	10,639	33,000	7,277	8,222
Change in tax receivable agreement liability	154	—	—	—
Loss from change in fair value of warrant liability	(1,633)	(23,187)	—	—
Loss from change in fair value of earn-out liability	—	—	—	(146)
Loss from change in fair value of contingent consideration	69,760	(33,740)	—	—
(Gain) loss on disposal of property and equipment	(211)	9	33	142
Changes in operating assets and liabilities:
Accounts receivable	(9,881)	11,493	(5,508)	(49,957)
Prepaid expenses and other current assets	(9,333)	3,622	(3,611)	(1,276)
Other noncurrent assets	(6,669)	11,017	(5,410)	(9,113)
Accounts payable and accrued liabilities	15,744	(6,648)	12,456	5,493
Incentive program payable	6,248	1,328	(17,437)	(1,581)
Deferred revenue	62,678	(8,733)	4,808	36,770
Changes in other liabilities	(60,708)	(1,872)	(7,344)	(9,169)
Net cash provided by (used in) operating activities	51,154	5,801	8,654	(55,847)
Cash flows from investing activities
Proceeds withdrawn from Trust Account	—	414,053	—	—
Payments for acquisitions - net of cash acquired	(774,232)	(879,907)	—	(431,399)
Capital expenditures	(31,776)	(1,470)	(13,990)	(11,563)
Minority investment in private firm	(2,500)	—	—	—
Proceeds from disposal of property and equipment	—	49	—	—
Net cash used in investing activities	(808,508)	(467,275)	(13,990)	(442,962)
Cash flows from financing activities
Proceeds from PIPE investment	300,000	—	627,500	—
Offering costs related to issuance of common stock in connection with PIPE investment	(7,100)	—	—	—
Proceeds from sale of membership units	—	—	3,501	63
Repurchase of membership units, net	—	—	—	(115)
Proceeds from warrant exercise	1	—	—	—
Proceeds from indebtedness	475,000	—	23,377	492,588
Repayments of indebtedness	(21,139)	—	(21,891)	(5,529)
Repayments of financing lease obligations	(6,457)	(468)	(6,038)	(6,449)
Repurchase of common stock	(2,473)	—	—	—
Repurchase of common units	(16,767)	—	—	—
Payments of debt issuance costs	(10,357)	—	—	(12,941)
Net cash provided by (used in) financing activities	710,708	(468)	626,449	467,617
Effect of exchange rate changes on cash and cash equivalents	13,658	41	(98)	232
Net (decrease) increase in cash, cash equivalents and restricted cash	(32,988)	(461,901)	621,015	(30,960)
Cash, cash equivalents and restricted cash at beginning of year	207,542	669,443	48,428	79,388
Cash, cash equivalents and restricted cash at end of year	$174,554	$207,542	$669,443	$48,428

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	155,481	194,717	657,946	$19,494
Restricted cash	19,073	12,825	11,497	28,934
Total cash, cash equivalents and restricted cash	$174,554	$207,542	$669,443	$48,428

See notes to consolidated financial statements.

E2open Parent Holdings, Inc.

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

On February 4, 2021 (Closing Date), CCNB1 and E2open Holdings, LLC and its operating subsidiaries (E2open Holdings) completed a business combination (Business Combination) contemplated by the definitive Business Combination Agreement entered into on October 14, 2020 (Business Combination Agreement). In connection with the finalization of the Business Combination, CCNB1 changed its name to “E2open Parent Holdings, Inc.” (the Company or E2open) and changed its jurisdiction of incorporation from the Cayman Islands to the State of Delaware (Domestication).

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

E2open contributed, as a capital contribution in exchange for a portion of the equity interests in E2open Holdings it acquired, the amount of cash available after payment of the merger consideration under the Business Combination Agreement. The merger consideration along with new financing proceeds were used to pay transaction expenses, repay indebtedness and fund the expense account of the representative of the Company’s equity holders under the Business Combination Agreement. Additionally, the limited liability company agreement of E2open Holdings was amended and restated to, among other things, reflect the Company Merger and admit E2open Parent Holdings, Inc. as the managing member of the Company. The business, property and affairs of E2open Holdings will be managed solely by E2open as the managing member.

As a result of the Business Combination, the Company’s trading symbol on the New York Stock Exchange (NYSE) was changed from “PCPL” to “ETWO.”

See Note 3, Business Combination and Acquisitions and Note 12, Tax Receivable Agreement for additional information.

Description of Business

The Company is headquartered in Austin, Texas. E2open is a leading provider of cloud-based, end-to-end omni-channel and supply chain management software. The Company’s software combines networks, data and applications to provide a deeply embedded, mission-critical platform that allows clients to optimize their supply chain by accelerating growth, reducing costs, increasing visibility and driving improved resiliency. Given the business-critical nature of the Company’s solutions, it maintains deep, long-term relationships with its clients across a wide range of end-markets, including technology, consumer, industrial and transportation, among others.

The COVID-19 pandemic has caused business disruptions worldwide since January 2020. The full extent to which the pandemic will impact the Company’s business, operations, cash flows and financial condition will depend on future developments that are difficult to accurately predict. The Company has experienced modest adverse impacts as it relates to lengthening of sales cycles and delays in delivering professional services and training to clients. The Company has also experienced modest positive impacts from cost savings in certain operating expenses due to reduced business travel, deferred hiring for some positions and the cancellation or virtualization of client events.

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

These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Investments in other companies are carried at cost. All intercompany balances and transactions have been eliminated in consolidation.

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

Reclassifications

Financing lease obligations were previously included in current portion of notes payable and capital lease obligations as well as notes payable and capital lease obligations on the Consolidated Balance Sheets. Beginning March 1, 2021, capital lease obligations became financing lease obligations and were presented separately on the Consolidated Balance Sheets. Additionally, financing leases are no longer presented with notes payable in the notes to the financial statements as all leases are presented together in one note. These reclassifications and changes did not affect our net income, total assets, liabilities, equity or cash flows.

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

Software Development Costs

The Company capitalizes certain software development costs incurred during the application development stage. Software development costs include salaries and other personnel-related costs, including employee benefits and bonuses attributed to programmers, software engineers and quality control teams working on the Company’s software solutions. The costs related to software development are included in property and equipment, net in the Consolidated Balance Sheets.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents, restricted cash, and accounts receivable. The Company deposits cash and cash equivalents with high-quality financial institutions. Accounts receivable are typically unsecured and derived from sales of subscriptions and support, as well as professional services, principally to large creditworthy clients across a wide range of end markets, including consumer goods, food and beverage, manufacturing, retail, technology and transportation, among others. Credit risk is concentrated primarily in North America, Europe, and parts of Asia. The Company has historically experienced insignificant credit losses. The Company maintains allowances for estimated credit losses based on management’s assessment of the likelihood of collection.

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

Restricted Cash

Restricted cash represents client deposits for the incentive payment program associated with the Company's channel shaping application. The Company offers services to administer incentive payments to partners on behalf of the Company’s clients. The Company’s clients deposit these funds into a restricted cash account with an offset included as a liability in incentive program payable in the Consolidated Balance Sheets.

Accounts Receivable, Net

Accounts receivable, net consists of accounts receivable and unbilled receivables, which the Company collectively refers to as accounts receivable, net of an allowance for credit losses. Unbilled receivables represent revenue recognized for performance obligations that have been satisfied but for which amounts have not been billed, which we also refer to as contract assets. The Company's payment terms for trade accounts receivable typically require clients to pay within 30 to 90 days from the invoice date.

Accounts receivable are initially recorded upon the sale of solutions to clients. Credit is granted in the normal course of business without collateral. Accounts receivable are stated net of allowances for credit losses, which represent estimated losses resulting from the inability of certain clients to make the required payments. When determining the allowances for credit losses, the Company takes several factors into consideration, including the overall composition of the accounts receivable aging, prior history of accounts receivable write-offs and experience with specific clients.

With the adoption of ASC 326, Financial Instruments - Credit Losses, the allowance for credit losses represents the best estimate of the lifetime expected credit losses, based on client-specific information, historical loss rates and the impact of current and future conditions which include an assessment of client creditworthiness, historical payment experience and the age of outstanding receivables. The Company writes off accounts receivable when they are determined to be uncollectible. Changes in the allowances for credit losses are recorded as provision for the allowance for expected credit losses and are included in general and administrative expense in the Consolidated Statements of Operations. The Company evaluates the allowance for credit losses for the entire portfolio of accounts receivable on an aggregate basis due to the similar risk characteristics of its clients and historical loss patterns.

Accounts receivable, net consisted of the following:

	Successor
	February 28,
($ in thousands)	2022	2021
Accounts receivable	$143,799	$100,175
Unbilled receivables	14,597	13,390
Less: Allowance for credit losses	(3,055)	(908)
Accounts receivable, net	$155,341	$112,657

The allowance for credit losses was comprised of the following:

($ in thousands)	Amount
Balance, February 29, 2020 (Predecessor)	$(1,945)
Additions (1)	(1,535)
Write-offs	2,469
Balance, February 3, 2021 (Predecessor)	(1,011)
Additions (1)	(152)
Write-offs	255
Balance, February 28, 2021 (Successor)	(908)
BluJay acquisition	(1,779)
Additions (1)	(1,917)
Write-offs	1,549
Balance, February 28, 2022 (Successor)	$(3,055)

(1)
Includes the provision for credit losses and the reduction to deferred revenue.

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair values of the net tangible and intangible assets of acquired entities. The Company performs a goodwill impairment test annually during the fourth quarter of the fiscal year and more frequently if an event or circumstance indicates that impairment may have occurred. Triggering events that may indicate a potential impairment include but are not limited to significant adverse changes in clients demand or business climate, obsolescence of acquired technology, and related competitive considerations.

The Company performs the goodwill impairment test in accordance with guidance issued by the Financial Accounting Standards Board (FASB). The guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit, if any. If an entity determines that the fair value of a reporting unit is greater than its carrying amount, the goodwill impairment test is not required. The Company has one reporting unit and did not record any goodwill impairment charges for the fiscal year ended February 28, 2022, periods from February 4, 2021 through February 28, 2021 and March 1, 2020 through February 3, 2021 and the fiscal year ended February 29, 2020.

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

Successor
February 28,
	2022	2021
Trade names	1 year or Indefinite	Indefinite
Client relationships	3 - 20 years	20 years
Technology	3-10 years	7-10 years
Content library	10 years	10 years

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

Significant judgment is required in estimating the fair value of intangible assets and in assigning their respective useful lives. The fair value estimates are based on available historical information and on future expectations and assumptions deemed reasonable by management but are inherently uncertain. Critical estimates in valuing the intangible assets include, but are not limited to, forecasts of the expected future cash flows attributable to the respective assets, anticipated growth in revenue from the acquired client and product base, and the expected use of the acquired assets.

Property and Equipment, Net

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally two to seven years. Leasehold improvements are amortized using the straight-line method over the remaining lease term or the estimated lives of the assets, if shorter. Upon sale or retirement of assets, the cost and related accumulated depreciation are removed from the Consolidated Balance Sheets, and any resulting gain or loss is reflected in the Consolidated Statements of Operations. No material gains or losses on disposal of property and equipment were recorded during the fiscal year ended February 28, 2022, periods from February 4, 2021 through February 28, 2021 and March 1, 2020 through February 3, 2021 and fiscal year ended February 29, 2020.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets, which consist principally of property and equipment and acquired intangible assets with finite lives, whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability of an asset is measured by comparing the carrying amount to the expected future undiscounted cash flows that the asset is expected to generate. If that review indicates that the carrying amount of the long-lived asset is not recoverable, an impairment charge is recorded for the amount by which the carrying amount of the asset exceeds its fair value. The Company did not record any long-lived asset impairment charges during the fiscal year ended February 28, 2022, periods from February 4, 2021 through February 28, 2021 and March 1, 2020 through February 3, 2021 and fiscal year ended February 29, 2020.

Investments

Investments in which the Company does not have the ability to exercise significant influence over operating and financial matters and that do not have a readily determinable fair value are measured at cost, less impairment and adjusted for qualifying observable price changes. The Company's share of income or loss of such companies is not included in the Company's Consolidated Statements of Operations. The Company periodically evaluates its investments for impairment due to declines considered to be other than temporary. The primary indicators the Company utilizes to identify these events and circumstances are minority investment's ability to remain in business by evaluating such items as the liquidity and rate of use of cash, ability to secure additional funding and value of that additional funding. If the Company determines that a decline in fair value is other than temporary, then an impairment charge is recorded in other income (expense) in the Consolidated Statements of Operations and a new basis in the investments is established. The Company did not record any impairments during the fiscal year ended February 28, 2022.

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

Leases

Effective March 1, 2021, the Company began accounting for leases in accordance with ASC 842, Leases, which requires lessees to recognize lease liabilities and ROU assets on the balance sheet for most operating leases. Prior to March 1, 2021, the Company accounted for leases in accordance with ASC 840, Leases, under which operating leases were not recorded on the balance sheet.

The Company made the accounting policy election not to apply the recognition provisions of ASC 842 to short-term leases which are leases with a lease term of 12 months or less. Instead, the Company will recognize the lease payments for short-term leases on a straight-line basis over the lease term.

Operating lease liabilities reflect the Company's obligation to make future lease payments for real estate locations. Lease terms are comprised of contractual terms. Payments are discounted using the rate the Company would pay to borrow amounts equal to the lease payments over the lease term (the Company's incremental borrowing rate). The Company does not separate lease and non-lease components for contracts in which the Company is the lessee. ROU assets are measured based on lease liabilities adjusted for incentives and timing differences between operating lease expense and payments, recognized on a straight-line basis over the lease term. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are recognized as incurred. Common area maintenance and other executory costs are the main components of variable lease payments. Operating and variable lease expenses are recorded in general and administrative expense in the Consolidated Statements of Operations.

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

The valuation methodologies for the warrants and forward purchase agreement included in warrant liability include certain significant unobservable inputs, resulting in such valuations classified as Level 3 in the fair value measurement hierarchy. The Company assumes a volatility based on the implied volatility of the public warrants and the Company's peer group. The Company also assumed no dividend payout.

Contingent Consideration

The contingent consideration liability is due to the issuance of the two tranches of restricted Series B-1 and B-2 common stock and Series 1 restricted common units (RCUs) and Series 2 RCUs of E2open Holdings as part of the Business Combination. These shares and units were issued on a proportional basis to each holder of Class A shares in CCNB1 and limited liability company interests of E2open Holdings (Common Units). The Company also had deferred consideration (earn-out) payments that were due upon the successful attainment of revenue related criteria related to the Averetek, LLC (Averetek) acquisition.

In June 2021, the restricted Series B-1 common stock automatically converted into our Class A common stock on a one-to-one basis and the Series 1 RCUs automatically converted into Common Units of E2open Holdings. In July 2021, the deferred consideration due to Averetek was paid in full.

These restricted shares, Common Units and deferred consideration payments are treated as a contingent consideration liability under ASC 805 and valued at fair market value on the acquisition date and will be remeasured at each reporting date and adjusted if necessary. The Company’s earn-out liabilities and contingent consideration are valued using a Monte Carlo simulation model. The assumptions used in preparing these models include estimates such as volatility, contractual terms, discount rates, dividend yield and risk-free interest rates. Any change in the fair value of the deferred consideration from the remeasurement will be recorded in acquisition-related expenses on the Consolidated Statements of Operations. Any change in the fair value of the restricted shares and Common Units from the remeasurement will be recorded in gain (loss) from change in fair value of contingent consideration on the Consolidated Statements of Operations.

Self-Insurance Reserves

The Company began a self-insurance group medical program as of January 1, 2022. The program contains individual stop loss thresholds of $175,000 per incident and aggregate stop loss thresholds based upon the average number of employees enrolled in the program throughout the year. The amount in excess of the self-insured levels is fully insured by third party insurers. Liabilities associated with this program are estimated in part by considering historical claims experience and medical cost trends.

The Company also began a self-insurance short-term disability program as of January 1, 2022. The Company fully funds this program. Liabilities associated with this program are estimated in part by considering historical claims experience and medical cost trends.

Indemnification

The Company includes service-level commitments to its clients warranting certain levels of uptime reliability and performance and permitting those clients to receive credits in the event that the Company fails to meet those levels. To date, the Company has not incurred any material costs as a result of such commitments and has not accrued any liabilities related to such obligations in the accompanying consolidated financial statements. The Company has also agreed to indemnify its directors and executive officers for costs associated with any fees, expenses, judgments, fines, and settlement amounts incurred in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of service as a director or officer. The Company maintains director and officer insurance coverage that may enable the Company to recover a portion of any future amounts paid. The Company’s arrangements include provisions indemnifying clients against liabilities if the Company’s products infringe a third-party’s intellectual property rights. The Company has not incurred any costs as a result of such indemnifications and has not accrued any liabilities related to such obligations in the accompanying consolidated financial statements.

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

Share-Based Compensation

The Company measures and recognizes compensation expense for all share-based awards at fair value over the requisite service period. The Company uses the Black-Scholes option pricing model to determine the grant date fair value of options. For restricted stock grants and certain performance-based awards, fair value is determined as the average price of the Company’s Class A common stock, par value $0.0001 per share (Class A Common Stock) on the date of grant. The determination of fair value of share-based awards on the date of grant using an option-pricing model is affected by the stock price as well as by assumptions regarding a number of subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

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

For performance-based awards where the number of shares includes a relative revenue growth modifier to determine the number of shares earned at the end of the performance period, the number of shares earned will depend on which range the Company’s total revenue growth falls within over the performance period. The fair value of the performance-based shares with the revenue growth modifier is determined using an intrinsic value model. In the period it becomes probable that the minimum threshold specified in the performance-based award will be achieved, the Company recognizes expense for the proportionate share of the total fair value of the award related to the vesting period that has already lapsed. The remaining fair value of the award is expensed on a straight-line basis over the balance of the vesting period. If the Company determines that it is no longer probable that it will achieve the minimum performance threshold specified in the award, all previously recognized compensation expense will be reversed in the period such determination is made.

The Company does not estimate forfeitures for share-based awards; therefore, it will record compensation costs for all awards and record forfeitures as they occur.

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

Net transaction gain from foreign currency contracts recorded in the Consolidated Statements of Operations were $1.3 million for the fiscal year ended February 28, 2022, $0.2 million and $0.2 million for the periods February 4, 2021 through February 28, 2021 and March 1, 2020 through February 3, 2021, respectively, and $0.2 million for the fiscal year ended February 29, 2020.

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

Revenue Recognition

Effective March 1, 2019, the Company adopted ASC 606, Revenue from Contracts with Customers (ASC 606), and all the related amendments, using the modified retrospective method. The Company adopted the new standard for all client contracts. See Recently Issued or Adopted Authoritative Accounting Guidance below for related discussion.

The Company generates revenue from the sale of subscriptions and professional services. The Company recognizes revenue when the client contract and associated performance obligations have been identified, the transaction price has been determined and allocated to the performance obligations in the contract, and the performance obligations have been satisfied. The Company recognizes revenue net of any taxes collected from clients, which are subsequently remitted to governmental authorities.

Subscriptions Revenue

The Company offers cloud-based on-demand software solutions, which enable its clients to have constant access to its solutions without the need to manage and support the software and associated hardware themselves. The Company houses the hardware and software in third-party facilities and provides its clients with access to the software solutions, along with data security and storage, backup, and recovery services and solution support. The Company also offers logistics as a service which employs logistics professionals to manage a company’s transportation network including truck, rail, ocean and air freight as well as inbound/outbound logistics from production facilities to warehouses, retailers and end users/consumers. The Company’s client contracts typically have a term of three to five years. The Company primarily invoices its clients for subscriptions in advance for annual use of the software solutions. The Company’s payment terms typically require clients to pay within 30 to 90 days from the invoice date.

The majority of the Company’s contracts provide for fixed annual subscription fees. In limited cases, the Company’s contracts with clients are based on the volume of transactions. For subscription-based contracts, the Company generally invoices annually in advance. Under the previous standard, the Company limited subscription revenue recognition to the contractually billable amounts in each year of the subscription. Under the new standard, subscription revenue is recognized ratably over the life of the contract. The impact of this change was insignificant; therefore, no cumulative adjustment was made to the opening balance sheet for revenue recognition at adoption of the new standard. For transactional based contracts, the Company primarily recognizes revenue for these contracts when the performance obligation is fulfilled. This is unchanged from the previous standard.

Professional Services and Other

Professional services revenue is derived primarily from fees for enabling services, including consulting and deployment services for purchased solutions. These services are often sold in conjunction with the sale of the Company’s solutions. The Company provides professional services primarily on a time and materials basis, but also on a fixed fee basis. Clients are invoiced for professional services either monthly in arrears or, as with fixed fee arrangements, in advance and upon reaching project milestones. Professional services revenue is recognized over time. For services that are contracted at a fixed price, progress is generally measured based on labor hours incurred as a percentage of the total estimated hours required for complete satisfaction of the related performance obligations. For services that are contracted on time and materials or prepaid basis, progress is generally based on actual labor hours expended. These input methods (e.g., hours incurred or expended and milestone completion) are considered a faithful depiction of the Company’s efforts to satisfy services contracts as they represent the performance obligation consumed by the client and performed by the Company and therefore reflect the transfer of services to a client under such contracts. The adoption of the new standard did not result in a material change to the revenue recognition of professional services.

The Company enters into arrangements with multiple performance obligations, comprising of subscriptions and professional services. Arrangements with clients typically do not provide the client with the right to take possession of the software supporting the on-demand solutions. The Company primarily accounts for subscription and professional services revenue as separate units of accounting and allocates revenue to each deliverable in an arrangement based on a standalone selling price. The Company evaluates the standalone selling price for each element by considering prices the Company charges for similar offerings, size of the order and historical pricing practices.

Other revenue primarily includes license fees and travel expenses for services rendered. Other revenue is recognized when the service is delivered to the client.

Sales Commissions

With the adoption of ASC 606 and ASC 340-40, Other Assets and Deferred Cost-Contracts with Customers, the Company began deferring and amortizing sales commissions that are incremental and directly related to obtaining client contracts. Under the previous standard, the Company expensed all sales commissions as incurred. The Company recognized the cumulative effect of adopting the new standard by capitalizing $4.4 million of sales commissions from prior periods and recording an adjustment to accumulated deficit, net of tax, as of the adoption date. The Company amortizes sales commissions over the period that products are expected to be delivered to clients, including expected renewals. The Company determined this period to be four years, beginning when costs are incurred. Certain sales commissions that would have an amortization period of less than a year are expensed as incurred to sales and marketing expense.

Recent Accounting Guidance

Recently Adopted Accounting Guidance

The Company adopted ASC 606, Revenue from Contracts with Customers effective March 1, 2019 for all client contracts. ASC 606 superseded the revenue recognition requirements in ASC 605, Revenue Recognition. ASC 606 requires revenue recognition to depict the transfer of promised goods or services to clients in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services through a five-step process:

•
identification of the contract, or contracts, with a client;
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
•
The Company recognized revenue of $0.6 million for the fiscal year ended February 29, 2020, for certain client contracts that previously would have been deferred as of February 29, 2020. Revenue on these contracts is being recognized ratably over the contract term.
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

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842). The core principle of ASC 842, Leases is that a lessee should recognize the assets and liabilities that arise from leases. For operating leases, a lessee is required to recognize a right-of-use (ROU) asset and a lease liability, initially measured at the present value of the lease payments, in the balance sheet. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The accounting applied by a lessor is largely unchanged from that applied under previous U.S. GAAP. This standard is effective for calendar fiscal years beginning after December 15, 2021. Earlier application is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. We adopted this standard as of March 1, 2021 utilizing the modified retrospective approach and elected a set of practical expedients that allowed us not to reassess whether contracts are or contain leases, lease classification or initial direct costs for existing leases. See Note 24, Leases for more information related to our leases.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (ASC 326), which is intended to provide financial statement users with more useful information about expected credit losses on financial assets held by a reporting entity at each reporting date. This standard replaces the existing incurred loss impairment methodology with an approach that requires consideration of a broader range of reasonable and supportable forward-looking information to estimate all expected credit losses. This standard was adopted by the Company for the year ended February 28, 2022 and there was not a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This standard provides guidance on accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. The amendments in this standard should be applied either retrospectively or prospectively to all implementation costs incurred after the adoption date. The standard was adopted by the Company during the fourth quarter of fiscal year 2022 on a prospective basis and did not have a material impact on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Simplifying Accounting for Income Taxes, as part of its initiative to reduce complexity in the accounting standards. The guidance amends certain disclosure requirements that had become redundant, outdated or superseded. Additionally, this guidance amends accounting for the interim period effects of changes in tax laws or rates and simplifies aspects of the accounting for franchise taxes. ASU 2019-12 was adopted by the Company for the year ended February 28, 2022 and did not have a material effect on the Company’s financial position and results of operations.

Recent Accounting Guidance Not Yet Adopted

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

(2)
Payable for 85% of the tax savings realized during the exchange of Common Units for shares of common stock, cash or other tax benefits under the Tax Receivable Agreement, as defined below. See Note 12, Tax Receivable Agreement for additional information.

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

(1)
Goodwill that arises from a step-up in tax basis from a business combination is generally deductible by the Company; however, this transaction did not create any tax deductible goodwill in any jurisdiction.
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
(3)
Noncontrolling interest represents the 16.0% ownership in E2open Holdings not owned by the Company as of the Closing Date. The fair value of the noncontrolling interest follows:

(In thousands, except per share data)	Fair Value
Common shares subject to sale restriction	35,600
Fair value per share	$10.98
Noncontrolling interest	$390,888

The fair value of the intangible assets is as follows:

($ in thousands)	Weighted Average Useful Lives	Fair Value
Indefinite-lived
Trademark / trade name (1)	Indefinite	$110,000
Definite-lived
Client relationships (2)	20	300,000
Technology (3)	8.5	370,000
Content library (4)	10	50,000
Total definite-lived		720,000
Total intangible assets		$830,000

(1)
The trademark and trade name represent the tradenames that E2open Holdings originated or acquired which were valued using the relief-from-royalty method.
(2)
The client relationships represent the existing client relationships of E2open Holdings that was estimated by applying the with-and-without methodology, a form of the income approach.
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

The allocation of the purchase price was based on valuations performed to determine the fair value of the net assets as of the Closing Date. Refinements have been made to the purchase price throughout the year with specific adjustments to stockholders' equity and goodwill. See Note 7, Goodwill and Note 19, Stockholders' Equity for additional information.

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

Investor Rights Agreement

On February 4, 2021, the Company entered into the Investor Rights Agreement.

Standstill

The Investor Rights Agreement parties agreed that until the date that is the later of (a) one year after the Closing Date and (b) the date of the Company’s 2022 annual meeting of stockholders (Standstill Period), they will not (1) solicit proxies to vote or seek to advise or influence any person with respect to the voting of any of our securities in favor of electing any person as a director who is not nominated pursuant to the Investor Rights Agreement or by the board of directors or the Nominating and Corporate Governance Committee or in opposition of any individual nominated by us pursuant to the Investor Rights Agreement, (2) nominate any person as a director who is not nominated pursuant to the Investor Rights Agreement or by our board of directors (or the Nominating and Corporate Governance Committee) (other than by making a non-public proposal or request to our board of directors or the Nominating and Corporate Governance Committee in a manner which would not require our board of directors or us to make any public disclosure), (3) take certain actions contrary to the Company’s governance structure other than in accordance with the Investor Rights Agreement, (4) subject to certain exceptions, enter into a voting trust, voting agreement or similar voting arrangement with respect to any of the Company’s equity securities, (5) form, join or participate in a “group,” as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (Exchange Act), in connection with any of the foregoing actions or (6) make any public disclosure inconsistent with the foregoing.

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

(2)
Represents the liability and dividends owed related to the BluJay preference shares at the of the acquisition.

We recorded the preliminary allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their fair values as of the Acquisition Date. The preliminary purchase price allocation is as follows:

($ in thousands)	November 30, 2021	Adjustments (4)	February 28, 2022
Cash and cash equivalents	$23,773	$—	$23,773
Account receivable, net	33,834	(12)	33,822
Other current assets	10,352	865	11,217
Property and equipment, net	6,503	—	6,503
Operating lease right-of-use assets	9,018	—	9,018
Intangible assets	484,800	—	484,800
Goodwill (1)	1,152,084	3,237	1,155,321
Non-current assets	2,200	(2,016)	184
Accounts payable	(11,773)	143	(11,630)
Current liabilities (2)	(33,530)	3,277	(30,253)
Deferred revenue (3)	(39,283)	—	(39,283)
Deferred taxes	(101,936)	(5,494)	(107,430)
Non-current liabilities	(7,171)	—	(7,171)
Total assets acquired and liabilities assumed	$1,528,871	$—	$1,528,871

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
(3)
The deferred revenue was recorded under ASC 606 in accordance with ASU 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers; therefore, a reduction in deferred revenues related to the estimated fair values of the acquired deferred revenues was not required.
(4)
The adjustments primarily relate to the jurisdictional netting of income taxes, impact of a tax rate change on the deferred balance and the reinstatement of income tax receivables.

The fair value of the intangible assets is as follows:

($ in thousands)	Useful Lives	Fair Value
Trade name	1	$3,800
Developed technology (1)	5.9	301,000
Client relationships (2)	3	180,000
Total intangible assets		$484,800

(1)
The developed technology represents technology developed by BluJay and acquired by E2open, which was valued using the multi-period excess earnings method, a form of the income approach considering technology migration.
(2)
The client relationships represent the existing client relationships of BluJay and acquired by E2open that was estimated by applying the with-and-without methodology, a form of the income approach.

The preliminary allocation of the purchase price is based on preliminary valuations performed to determine the fair value of the net assets as of September 1, 2021. This allocation is subject to revision as the assessment is based on preliminary information subject to refinement.

We incurred $33.7 million of expenses directly related to the BluJay Acquisition during the year ended February 28, 2022 which are included in acquisition-related expense in the Consolidated Statements of Operations. Included in these expenses were $13.4 million acquisition-related advisory fees which were incurred on the Acquisition Date. In addition, we paid $10.4 million of debt issuance costs associated with the $380.0 million incremental term loan on the Acquisition Date which were capitalized and recorded as a reduction of the outstanding debt balances. At the closing of the BluJay Acquisition, we paid $7.1 million in fees related to the $300.0 million PIPE financing which were recorded as a reduction to the proceeds from the issuance of Class A Common Stock in the Consolidated Statements of Stockholders' Equity. Additionally, we paid $26.7 million of acquisition-related advisory fees and other expenses related to the BluJay Acquisition on behalf of BluJay. These expenses were part of the purchase price consideration and not recognized as expense in our or BluJay's Consolidated Statements of Operations.

Unaudited Pro Forma Operating Results

The following unaudited pro forma combined financial information presents the results of operations as if the BluJay Acquisition happened as of March 1, 2021. The unaudited pro forma results may not necessarily reflect actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations. The unaudited pro forma results reflect the step-up amortization adjustments for the fair value of intangible assets acquired, the elimination of historical interest expense incurred by BluJay on its debt and the incurrence of interest expense related to the issuance of debt in connection with the BluJay Acquisition, transaction expenses, nonrecurring post combination compensation expense and the related adjustment to the income tax provision.

	Fiscal Year Ended
($ in millions)	February 28, 2022	February 28, 2021
Total revenue	$505.3	$507.5
Net loss	(193.5)	(142.8)
Less: Net loss attributable to noncontrolling interest	(24.6)	(18.1)
Net loss attributable to E2open Parent Holdings, Inc.	$(168.9)	$(124.7)

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

E2open Holdings Acquisitions

Amber Road, Inc.

In July 2019, E2open Holdings acquired Amber Road, Inc. (Amber Road), a leading provider of cloud-based global trade management software, trade content and training. E2open Holdings acquired Amber Road for approximately $428.6 million in fixed consideration. The acquisition was funded by proceeds from the Term Loan Due 2024 and the Amber Term Loan of $35.6 million. See Note 13, Notes Payable.

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

($ in thousands)	Amounts	Useful Lives
Net assets:
Content library	$57,000	10 years
Client relationships	103,100	12 years
Technology	41,000	7 years
Total identified intangible assets	201,100
Cash and cash equivalents	6,524
Accounts receivable	19,191
Prepaid expenses and other current assets	2,145
Fixed assets	3,160
Other non-current assets	1,261
Total tangible assets	32,281
Goodwill	263,317
Total assets	496,698
Accounts payable	2,100
Accrued expenses and other liabilities	6,901
Deferred revenue	29,872
Other long-term liabilities	29,181
Total liabilities assumed	68,054
Net assets acquired	$428,644

The goodwill recognized in connection with the acquisition of Amber Road will not be deductible for tax purposes. The weighted-average amortization period for the acquired intangible assets was 10.4 years.

The operating results of Amber Road have been included in the Company’s consolidated financial statements as of the closing date of the acquisition.

Other Acquisitions

In May 2019, E2open Holdings acquired Averetek, a channel marketing engine enabling clients and their channel partners to plan and execute marketing campaign tactics. Averetek was acquired for $8.7 million in fixed consideration with $2.0 million in consideration contingent upon successful attainment of earn-out criteria that extend two years subsequent to closing. The fair value of the contingent consideration was $2.0 million at closing, February 29, 2020 and February 28, 2021. The contingent consideration was paid in July 2021.

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

The Company had $155.5 million in cash and cash equivalents as of February 28, 2022. The Company believes its existing cash and cash equivalents, cash provided by operating activities, and, if necessary, the borrowing capacity of up to $75.0 million available under its revolving credit facility (see Note 13, Notes Payable) will be sufficient to meet its working capital, debt repayment and capital expenditure requirements until for at least the next twelve months.

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

In connection with the Amber Road acquisition, the Company also assumed a $36.6 million term loan that is guaranteed by Insight Partners. This loan was paid in full as part of the Business Combination. See the Amber Term Loan section in Note 13, Notes Payable for further information.

See Note 3, Business Combination and Acquisitions, Note 12, Tax Receivable Agreement and Note 20, Noncontrolling Interests for additional related party disclosures.

6.
Prepaid and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	Successor
	February 28,
($ in thousands)	2022	2021
Prepaid software and hardware license and maintenance fees	$6,022	$5,441
Income and other taxes receivable	4,544	2,179
Prepaid insurance	3,401	1,548
Deferred commissions	2,867	407
Prepaid marketing	1,124	1,219
Security deposits	1,044	368
Other prepaid expenses and other current assets	7,241	1,481
Total prepaid expenses and other current assets	$26,243	$12,643

Amortization of software licenses held under capital leases is included in cost of revenue and operating expenses. Prepaid maintenance, services and insurance are expensed over the term of the underlying agreements.

7.
Goodwill

The following tables present the changes in goodwill:

($ in thousands)	Predecessor
Balance, February 28, 2019	$482,378
Acquisitions:
Amber Road	263,317
Averetek	7,191
Currency translation adjustment	(130)
Balance, February 29, 2020	752,756
Currency translation adjustment	33
Balance, February 3, 2021	$752,789

($ in thousands)	Successor
Balance, February 4, 2021 (1)	$2,628,964
Currency translation adjustment	(318)
Balance, February 28, 2021	2,628,646
Business Combination purchase price adjustment (2)	407
BluJay acquisition (3)	1,155,321
Currency translation adjustment	(27,503)
Balance, February 28, 2022	$3,756,871

(1)
Represents the opening balance of goodwill as of February 4, 2021 due to the Business Combination.
(2)
Consists of the post-closing adjustment of consideration and associated tax adjustments required as part of the merger transaction pursuant to Section 3.5 of the Business Combination Agreement. On July 6, 2021 we issued additional Class A Common Stock and Common Units valued at $3.0 million in total to each E2open Holdings member. Additional tax adjustments were required during fiscal year 2022.
(3)
Represents the goodwill acquired in the BluJay Acquisition as of September 1, 2021 and subsequent purchase price adjustments. See Note 3, Business Combination and Acquisitions for additional information.

For the year ended February 29, 2020, the change to goodwill was attributable to the acquisitions of Amber Road and Averetek as well as the effect of currency translation adjustments. The opening balance of goodwill as of February 4, 2021 was due to the Business Combination. See Note 3, Business Combination and Acquisitions for additional details.

8.
Intangible Assets, Net

Intangible assets, net consisted of the following:

	Successor
	February 28, 2022
($ in thousands)	Weighted Average Useful Life	Cost	Accumulated Amortized	Net
Indefinite-lived:
Trademark / Trade name	Indefinite	$109,998	$—	$109,998
Definite-lived:
Client relationships	13.6	476,584	(45,467)	431,117
Technology	7.3	666,160	(72,414)	593,746
Content library	10.0	50,000	(5,372)	44,628
Trade name	1.0	3,705	(1,804)	1,901
Total definite-lived		1,196,449	(125,057)	1,071,392
Total intangible assets		$1,306,447	$(125,057)	$1,181,390

	Successor
	February 28, 2021
($ in thousands)	Weighted Average Useful Life	Cost	Accumulated Amortized	Net
Indefinite-lived:
Trademark / Trade name	Indefinite	$109,924	$—	$109,924
Definite-lived:
Client relationships	20.0	300,107	(1,248)	298,859
Technology	8.5	370,106	(3,621)	366,485
Content library	10.0	50,000	(417)	49,583
Total definite-lived		720,213	(5,286)	714,927
Total intangible assets		$830,137	$(5,286)	$824,851

The E2open trade name is indefinite-lived. Acquired trade names were definite-lived as over time the Company could rebrand acquired products and services as E2open.

Amortization of intangible assets is recorded in cost of revenue and operating expenses in the Consolidated Statements of Operations. The Company recorded amortization expense related to intangible assets of $120.2 million, $5.3 million, $50.2 million and $50.7 million for the fiscal year ended February 28, 2022, periods from February 4, 2021 through February 28, 2021 and March 1, 2020 through February 3, 2021 and fiscal year ended February 29, 2020, respectively.

The weighted-average remaining amortization period for the definite-lived intangible assets was 10.0 years as of February 28, 2022.

Future amortization of intangibles is as follows for the fiscal years ending:

($ in thousands)	Amount
2023	$177,490
2024	175,590
2025	143,423
2026	111,257
2027	111,257
Thereafter	352,375
Total future amortization	$1,071,392

9.
Property and Equipment, Net

Property and equipment, net consisted of the following:

	Successor
	February 28,
($ in thousands)	2022	2021
Computer equipment	$33,228	$14,707
Software	43,821	21,141
Furniture and fixtures	3,509	1,828
Leasehold improvements	9,067	7,722
Gross property and equipment	89,625	45,398
Less accumulated depreciation and amortization	(23,688)	(1,200)
Property and equipment, net	$65,937	$44,198

Computer equipment and software include assets held under capital leases. Amortization of assets held under capital leases is included in depreciation expense. Depreciation expense was $22.4 million, $1.1 million, $13.1 million and $9.7 million for the fiscal year ended February 28, 2022, periods from February 4, 2021 through February 28, 2021 and March 1, 2020 through February 3, 2021 and fiscal year ended February 29, 2020, respectively.

The Company had capitalized software costs of $20.9 million and $7.4 million as of February 28, 2022 and 2021, respectively. The Company recognized $3.0 million, $0.1 million and $0.8 million of amortization of capitalized software development costs for the fiscal year ended February 28, 2022 and the periods from February 4, 2021 through February 28, 2021 and March 1, 2020 through February 3, 2021, respectively. The Company did not recognize any amortization of capitalized software development costs for the fiscal year ended February 29, 2020.

Property and equipment, net by geographic regions consisted of the following:

	Successor
	February 28,
($ in thousands)	2022	2021
Americas	$58,441	$41,338
Europe	4,022	1,664
Asia Pacific	3,474	1,196
Property and equipment, net	$65,937	$44,198

10.
Investments

On February 4, 2022, the Company made a minority investment of $2.5 million in a private firm focused on supply chain financing. The Company is required to invest an additional $2.5 million 90 days from February 4, 2022.

This minority investment does not have a readily determinable fair value; therefore, the Company elected the measurement alternative for its minority investment. The investment is measured at cost, less impairment and adjusted for qualifying observable price changes and recorded in other noncurrent assets in the Consolidated Balance Sheets.

The Company regularly evaluates the carrying value of its investment for impairment and whether any events or circumstances are identified that would significantly harm the fair value of the investment. In the event a decline in fair value is less than the investment’s carrying value, the Company will record an impairment charge in other income (expense) in the Consolidated Statements of Operations. The Company has not recorded any impairment charges related to this minority investment.

11.
Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	Successor
	February 28,
($ in thousands)	2022	2021
Accrued compensation	$63,873	$34,298
Accrued severance and retention	1,137	349
Trade accounts payable	33,158	17,858
Accrued professional services	5,440	2,938
Restructuring liability	778	1,639
Taxes payable	2,702	1,892
Interest payable	2,398	1,293
Client deposits	2,214	1,811
Other	19,546	8,155
Total accounts payable and accrued liabilities	$131,246	$70,233

12.
Tax Receivable Agreement

E2open Holdings entered into a Tax Receivable Agreement with certain selling equity holders of E2open Holdings. The Tax Receivable Agreement provides for the payment by the Company of 85% of certain tax benefits that are realized or deemed realized as a result of increases in the tax, utilization of pre-existing tax attributes of certain sellers and realization of additional tax benefits attributable to payments under the Tax Receivable Agreement. The Tax Receivable Agreement will continue until all such tax benefits have been utilized or expired unless E2open Holdings exercises its right to terminate the Tax Receivable Agreement for an amount representing the present value of anticipated future tax benefits under the Tax Receivable Agreement or certain other accelerated rights occur. The Company will retain the benefit of the remaining 15% of these cash tax savings.

Quarterly tax distributions will be paid to the holders of Common Units on a pro rata basis based upon an agreed upon formula related to the taxable income of E2open Holdings allocable to holders of Common Units. Generally, these tax distributions will be computed based on the Company’s estimate of the taxable income of E2open Holdings allocable to each holder of Common Units (based on certain assumptions), multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for a U.S. corporation organized under the laws of the State of Delaware, taking into account all jurisdictions in which the Company is required to file income tax returns together with the relevant apportionment information and the character of E2open Holdings’ income, subject to various adjustments.

Significant inputs and assumptions were used to preliminarily estimate the future expected payments including the timing of the realization of the tax benefits, a tax rate of 24.1% and an imputed rate of 7%. Changes in any of these or other factors are expected to impact the timing and amount of gross payments. The fair value of these obligations will be accreted to the amount of the gross expected obligation. In addition, if E2open Holdings were to exercise its right to terminate the Tax Receivable Agreement or certain other acceleration events occur, E2open Holdings will be required to make immediate cash payments. Such cash payments will be equal to the present value of the assumed future realized tax benefits based on a set of assumptions and using an agreed upon discount rate, as defined in the Tax Receivable Agreement. The early termination payment may be made significantly in advance of the actual realization, if any, of those future tax benefits. Such payments will be calculated based on certain assumptions, including that E2open Holdings has sufficient taxable income to utilize the full amount of any tax benefits subject to the Tax Receivable Agreement over the period specified therein. The payments that E2open Holdings will be required to make will generally reduce the amount of overall cash flow that might have otherwise been available, but the Company expects the cash tax savings it will realize from the utilization of the related tax benefits will exceed the amount of any required payments.

Pursuant to ASC 805, Business Combination and relevant tax law, we have calculated the fair value of the tax receivable agreement payments related to the transaction at the acquisition date and identified the timing of the utilization of the tax attributes. Under ASC 805, the Tax Receivable Agreement liability, as of the acquisition date, will be revalued at the end of each reporting period with the gain or loss as well as the associated interest reflected in the change in tax receivable agreement liability in the Consolidated Statements of Operations in the period in which the event occurred. Interest will accrue on the tax receivable agreement liability at a rate of LIBOR plus 100 basis points. In addition, under ASC 450, Contingencies transactions with partnership unit holders after the acquisition date will result in additional Tax Receivable Agreement liabilities that are recorded on a gross undiscounted basis. The fair value of the obligations under the Tax Receivable Agreement recorded by E2open Holdings as of the close of the Business Combination was $49.9 million. The Tax Receivable Agreement liability was $66.6 million and $50.1 million as of February 28, 2022 and 2021, respectively. The discount rate used for the ASC 805 calculation was 8.2% and 7% as of February 28, 2022 and 2021, respectively. The $0.2 million change in the Tax Receivable Agreement from February 4, 2021 to February 28, 2021 was recorded as additional interest expense in the Consolidated Statements of Operations. The increase in the Tax Receivable Agreement liability during fiscal year 2022 was due to an increase in the ASC 805 discounted liability of $0.2 million and increase in the ASC 450 liability of $16.3 million. The $0.2 million was recorded as a change in tax receivable agreement liability in the Consolidated Statements of Operations while the $16.3 million was an adjustment to additional paid-in capital on the Consolidated Balance Sheets.

13.
Notes Payable

Notes payable outstanding were as follows:

	Successor
	February 28,
($ in thousands)	2022	2021
2021 Term Loan	$899,163	$525,000
2021 Revolving Credit Facility	80,000	—
Other notes payable	47	688
Total notes payable	979,210	525,688
Less unamortized debt issuance costs	(26,536)	(18,483)
Total notes payable, net	952,674	507,205
Less current portion	(89,097)	(4,405)
Notes payable, less current portion, net	$863,577	$502,800

2021 Term Loan and Revolving Credit Facility

On February 4, 2021, E2open, LLC, a subsidiary of the Company, entered into a credit agreement (Credit Agreement) that provided for $525.0 million in term loans (2021 Term Loan) and $75.0 million in commitments for revolving credit loans (2021 Revolving Credit Facility) with a $15.0 million letter of credit sublimit. On September 1, 2021, the 2021 Credit Agreement was amended to include a $380.0 million incremental term loan, an increase in the letter of credit sublimit from $15.0 million to $30.0 million and an increase in the 2021 Revolving Credit Facility from $75.0 million to $155.0 million. The 2021 Revolving Credit Facility will mature on February 4, 2026. E2open, LLC can request increases in the revolving commitments and additional term loan facilities, in minimum amounts of $2.0 million for each facility. The Credit Agreement was payable in quarterly installments of $1.3 million beginning in August 2021; however, the payments were increased to $2.3 million with the addition of the incremental term loan beginning in November 2021. The Credit Agreement is payable in full on February 4, 2028.

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

As of February 28, 2022 and 2021, there were $899.2 million and $525.0 million, respectively, outstanding under the 2021 Term Loan at an interest rate of 4.00% and 3.69%, respectively. There were $80.0 million borrowings outstanding at an interest rate of 5.25%, no letters of credit and $75.0 million available borrowing capacity under the 2021 Revolving Credit Facility as of February 28, 2022. There were no outstanding borrowings or letters of credit under the 2021 Revolving Credit Facility as of February 28, 2021. The Company was in compliance with the First Lien Leverage Ratio for the Credit Agreement as of February 28, 2022 and 2021.

See Note 29, Subsequent Events for information regarding an increase in the 2021 Term Loan and repayment of the 2021 Revolving Credit Facility.

Amber Term Loan

In connection with the acquisition of Amber Road, Inc. (Amber Road), E2open Holdings assumed a term loan that was guaranteed by Insight Partners (Amber Term Loan). As of February 29, 2020, the loan had a principal balance of $36.6 million, respectively, which was payable at maturity in April 2021. Interest was paid monthly. The loan had a variable interest rate of prime less 1% which was 3.25% as of February 29, 2020. There are no premiums or penalties on voluntary prepayment of the Amber Term Loan. The Amber Term Loan was paid in full as part of the Business Combination in February 2021.

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

The Term Loan Due 2024 and Revolving Credit Facility were fully and unconditionally guaranteed, jointly and severally, by E2open, LLC and its wholly owned subsidiaries and secured by all their tangible and intangible property.

The Term Loan Due 2024 was set to mature in November 2024 and amortized in quarterly installments beginning February 2019, with the balance payable on the final maturity date. E2open, LLC was allowed to make voluntary prepayments on the Term Loan Due 2024, in whole or in part, without premium or penalty, except in the instance of refinancing with new indebtedness or a change in control, where prepayment premiums applied. Additionally, the agreement required E2open, LLC to make early principal payments on an annual basis beginning February 2020, if cash flows for the year, as defined in the agreement, exceeded certain levels specified in the agreement. No early principal payments were required as of January 2021.

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

The Term Loan Due 2024 and Revolving Credit Facility agreement contained a number of covenants that, among other things and subject to certain exceptions, restricted E2open, LLC and its subsidiaries’ ability: (a) to incur additional indebtedness; (b) issue preferred equity interests; (c) incur liens; (d) consolidate, merge; liquidate or dissolve; (e) make investments, loans and acquisitions; (f) sell, transfer, lease or dispose of assets, including equity of its subsidiaries; (g) engage in sale-leaseback transactions; (h) make restricted payments; (i) engage in transactions with its affiliates; and (j) enter into restrictive agreements.

The credit agreement governing the Term Loan Due 2024 and Revolving Credit Facility required E2open, LLC to maintain a Total Leverage Ratio, as defined in the agreement, under a stated maximum threshold. The Term Loan Due 2024 and Revolving Credit Facility also contained certain customary representations and warranties, affirmative covenants and provisions relating to events of default. The Company was in compliance with the covenants of the Term Loan Due 2024 and Revolving Credit Facility until it was paid in full in February 2021 as part of the Business Combination.

During the year ended February 28, 2022, periods from February 4, 2021 through February 28, 2021 and March 1, 2020 through February 3, 2021 and the year ended February 29, 2020, the Company recognized $33.1 million, $1.5 million, $64.5 million and $64.9 million, respectively, of interest expense related to its outstanding debt in the Consolidated Statements of Operations including the amortization of deferred financing fees.

The following table sets forth principal payment obligations of the Company's notes payable for the fiscal years ending:

($ in thousands)	Amount
2023	$89,097
2024	9,050
2025	9,050
2026	9,050
2027	9,050
Thereafter	853,913
Total minimum payments	979,210
Less current portion	(89,097)
Notes payable, less current portion	$890,113

14.
Contingent Consideration

Business Combination

The contingent consideration liability is due to the issuance of Series B-1 and B-2 common stock and Series 1 restricted common units (RCUs) and Series 2 RCUs of E2open Holdings as part of the Business Combination. These shares and units were issued on a proportional basis to each holder of Class A shares in CCNB1 and Common Units of E2open Holdings. These restricted shares and Common Units are treated as a contingent consideration liability under ASC 805 and valued at fair market value. The contingent consideration liability was recorded at a fair value of $158.6 million as of the close of the Business Combination and will be remeasured at each reporting date and adjusted if necessary. Any gain or loss recognized from the remeasurement will be recorded in gain (loss) from the change in fair value of contingent consideration on the Consolidated Statements of Operations as a nonoperating income (expense) as the change in fair value is not part of our core operating activities.

The contingent consideration liability was $45.6 million and $129.4 million as of February 28, 2022 and 2021, respectively. The fair value remeasurements resulted in a loss of $56.1 million for the fiscal year ended February 28, 2022 and a gain of $29.2 million for the period from February 4, 2021 through February 28, 2021.

Except as required by law, the holders of the Class B common stock are not entitled to any voting rights with respect to such Class B common stock. Dividends and other distributions will be declared simultaneously with any dividend on shares of Class A Common Stock and ratably for the holders of Class B common stock, provided that no such dividends will be paid on any share of Class B common stock until the conversion of such share into Class A Common Stock, if any, at which time all accrued dividends will be paid.

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

The 8,120,367 shares of Series B-1 common stock, including the Sponsor Side Letters shares noted below, automatically convert into the Company’s Class A Common Stock on a one-to-one basis upon the occurrence of the first day on which the 5-day volume-weighted average price (VWAP) of the Company’s Class A Common Stock is equal to at least $13.50 per share; provided, however, that the reference to $13.50 per share shall be decreased by the aggregate per share amount of dividends actually paid in respect of a share of Class A Common Stock following the closing of the Business Combination.

As of June 8, 2021, the 5-day VWAP of our Class A Common Stock exceeded $13.50 per share which was the triggering event for the Series B-1 common stock to automatically convert into our Class A Common Stock on a one-to-one basis. As such, 8,120,273 shares of Series B-1 common stock converted into 8,120,273 shares of Class A Common Stock. There were 94 shares of Series B-1 common stock pending conversion as of February 28, 2022.

There were 3,372,184 shares of Series B-2 common stock outstanding as of February 28, 2022 and 2021, respectively. The Series B-2 common stock automatically convert into the Company's Class A Common Stock on a one-to-one basis upon the occurrence of the first day on which the 20-day VWAP is equal to at least $15.00 per share; provided, however, that the reference to $15.00 per share shall be decreased by the aggregate per share amount of dividends actually paid in respect of a share of Class A Common Stock following the closing of the Business Combination.

The 4,379,557 shares of Series 1 RCUs vest and become Common Units of E2open Holdings at such time as the 5-day VWAP of the Company's Class A Common Stock is at least $13.50 per share; however, the $13.50 per share threshold will be decreased by the aggregate amount of dividends per share paid following the closing of the Business Combination.

As of June 8, 2021, the 5-day VWAP of the Company's Class A Common Stock exceeded $13.50 per share which was the triggering event for the Series 1 RCUs to vest and become Common Units of E2open Holdings. As such, 4,379,557 Series 1 RCUs became 4,379,557 Common Units of E2open Holdings along with entitling the holders of the newly vested Common Units to 4,379,557 shares of Class V Common Stock. Catch-Up Payments were not required as a result of the Series 1 RCU vesting.

There were 2,627,724 shares of Series 2 RCUs outstanding as of February 28, 2022 and 2021. The Series 2 RCUs will vest (a) at such time as the 20-day VWAP of the Company's Class A Common Stock is at least $15.00 per share; however, the $15.00 per share threshold will be decreased by the aggregate amount of dividends per share paid following the closing of the Business Combination; (b) upon the consummation of a qualifying change of control of the Company or Sponsor and (c) upon the qualifying liquidation defined in the limited liability company agreement.

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

These restricted shares were treated as a contingent consideration liability under ASC 805 and valued at fair market value. The contingent consideration liability was recorded at a fair value of $26.0 million on the acquisition date and remeasured at each reporting date and adjusted if necessary. Any change in fair value from the remeasurements was recognized in gain (loss) from change in fair value of contingent consideration on the Consolidated Statements of Operations as a nonoperating income (expense) as the change in fair value was not a core operating activity of the Company.

The contingent consideration liability was $21.4 million as of February 28, 2021. The fair value remeasurements through June 8, 2021 resulted in a loss of $13.7 million for the fiscal year ended February 28, 2022. The change in fair value for the period from February 4, 2021 through February 28, 2021 was a gain of $4.6 million.

Averetek

The purchase agreement for Averetek (see Note 3, Business Combination and Acquisitions) includes contingent payments of up to $2.0 million in consideration contingent upon successful attainment of revenue related criteria that extends up to two years subsequent to closing, as well as a deferred consideration payment of $1.1 million that extended one year subsequent to the closing of Averetek. The deferred consideration and earn-out liabilities were recorded on the acquisition date in acquisition-related obligations on the Consolidated Balance Sheets. The earn-out liability was remeasured at each reporting date and adjusted if necessary. At the acquisition date, the fair value of the contingent consideration was $2.0 million. The Company determined there was no change in fair value of the contingent consideration as of February 28, 2021, February 29, 2020 or prior to payment. The deferred consideration was earned in May 2021 and paid in July 2021.

15.
Fair Value Measurement

The Company’s financial instruments include cash and cash equivalents; investments; accounts receivable, net; accounts payable; acquisition-related obligations; notes payable; and financing lease obligations. Accounts receivable, net; accounts payable; and acquisition-related obligations are stated at their carrying value, which approximates fair value, due to their short maturity. The Company measures its cash equivalents and investments at fair value, based on an exchange or exit price which represents the amount that would be received for an asset sale or an exit price, or paid to transfer a liability in an orderly transaction between knowledgeable and willing market participants. The Company estimates the fair value for notes payable and financing lease obligations by discounting the future cash flows of the related note and lease payments. As of February 28, 2022 and 2021, the fair value of the cash and cash equivalents, restricted cash, notes payable and financing lease obligations approximates their recorded values.

The following tables set forth details about the Company’s investments:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
February 28, 2022 (Successor)
Asset-backed securities	$162	$46	$—	$208

February 28, 2021 (Successor)
Asset-backed securities	$162	$62	$—	$224

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

The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy are summarized as follows:

	Successor
	February 28, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market	$4	$—	$—	$4
Total cash equivalents	4	—	—	4
Investments:
Asset-backed securities	—	208	—	208
Total investments	—	208	—	208
Total assets	$4	$208	$—	$212

Liabilities:
Tax receivable agreement liability	$—	$—	$50,268	$50,268
Warrant liability	27,324		$39,815	67,139
Contingent consideration	—	—	45,568	45,568
Total liabilities	$27,324	$—	$135,651	$162,975

	Successor
	February 28, 2021
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market	$4	$—	$—	$4
Total cash equivalents	4	—	—	4
Investments:
Asset-backed securities	—	224	—	224
Total investments	—	224	—	224
Total assets	$4	$224	$—	$228

Liabilities:
Acquisition-related obligations	$—	$—	$2,000	$2,000
Tax receivable agreement liability	—	—	50,114	50,114
Warrant liability	25,806	—	42,966	68,772
Contingent consideration	—	—	150,808	150,808
Total liabilities	$25,806	$—	$245,888	$271,694

Contingent Consideration

The following table provides a reconciliation of the beginning and ending balances of acquisition related accrued earn-outs and contingent consideration using significant unobservable inputs (Level 3):

	Successor
	February 28,
($ in thousands)	2022	2021
Beginning of period	$152,808	$2,000
Acquisition date fair value of contingent consideration	—	184,548
Conversion to Class A Common Stock	(175,000)	—
Cash payments	(2,000)	—
Loss (gain) from fair value of contingent consideration	69,760	(33,740)
End of period	$45,568	$152,808

The change in the fair value of the earn-out is recorded in acquisition-related expenses while the change in the fair value of the contingent consideration is recorded in gain (loss) from change in fair value of contingent consideration in the Consolidated Statements of Operations.

The Company's tax receivable agreement liability is measured under both ASC 805 at fair value on a recurring basis using significant unobservable inputs (Level 3) and ASC 450 at book value. The following table provides a reconciliation of the portion of the tax receivable agreement liability measured at fair value under Level 3 from February 4, 2021 through February 28, 2021 and March 1, 2021 through February 28, 2022:

	Successor
	February 28,
($ in thousands)	2022	2021
Beginning of period	$50,114	$—
Acquisition date fair value	—	50,114
Loss from fair value of warrant liability	154	—
End of period	$50,268	$50,114

The change in the fair value of the tax receivable agreement liability is recorded in change in tax receivable agreement liability in the Consolidated Statements of Operations.

The Company’s warrant liability is measured at fair value on a recurring basis using significant unobservable inputs (Level 3). The following table provides a reconciliation of the warrant liability from February 4, 2021 through February 28, 2021 and March 1, 2021 through February 28, 2022:

	Successor
	February 28,
($ in thousands)	2022	2021
Beginning of period	$68,772	$91,959
Gain from fair value of warrant liability	(1,633)	(23,187)
End of period	$67,139	$68,772

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

16.
Revenue

The Company primarily generates revenue from the sale of subscriptions and professional services. The Company recognizes revenue when the client contract and associated performance obligations have been identified, the transaction price has been determined and allocated to the performance obligations in the contract, and the performance obligations have been satisfied. The Company recognizes revenue net of any taxes collected from clients, which are subsequently remitted to governmental authorities. Other revenue is recognized when the service is delivered to the client.

Total Revenue by Geographic Locations

Revenue by geographic regions consisted of the following:

	Successor		Predecessor
($ in thousands)	Fiscal Year Ended February 28, 2022	February 4, 2021 through February 28, 2021	March 1, 2020 through February 3, 2021	Fiscal Year Ended February 29, 2020
Americas	$366,987	$20,403	$295,923	$293,751
Europe	43,430	463	6,226	6,271
Asia Pacific	15,144	499	6,498	5,080
Total revenue	$425,561	$21,365	$308,647	$305,102

Revenues by geography are determined based on the region of the Company’s contracting entity, which may be different than the region of the client. Americas revenue attributed to the United States was 86%, 96%, 96% and 96% during the year ended February 28, 2022, periods from February 4, 2021 through February 28, 2021 and March 1, 2020 through February 3, 2021 and year ended February 29, 2020, respectively. No other country represented more than 10% of total revenue during these periods.

During fiscal year ended February 28, 2022, we recorded a $53.6 million reduction to revenue to amortize the deferred revenue fair value adjustment that resulted from the purchase price allocation in the Business Combination.

Remaining Performance Obligations

Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied. It includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods and does not include contracts where the client is not committed. The client is not considered committed when they are able to terminate for convenience without payment of a substantive penalty under the contract. Additionally, as a practical expedient of ASC 606, Revenue from Contracts with Customers the Company has not disclosed the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. As of February 28, 2022 and 2021, approximately $767.9 million and $555.7 million of revenue was expected to be recognized from remaining performance obligations, respectively. These amounts are expected to be recognized over the next five years.

Contract Assets and Liabilities

Contract assets primarily represent revenues recognized for performance obligations that have been satisfied but for which amounts have not been billed. Contract assets were $14.6 million and $13.4 million as of February 28, 2022 and 2021, respectively. Contract liabilities consist of deferred revenue which includes billings in excess of revenue recognized related to subscription contracts and professional services. Deferred revenue is recognized as revenue when the Company performs under the contract. Deferred revenue was $192.1 million and $90.2 million as of February 28, 2022 and 2021, respectively. The balance as of February 28, 2021 includes a fair value adjustment recorded as part of the Business Combination that reduced deferred revenue by $60.7 million. See Note 3, Business Combinations and Acquisitions. As deferred revenue is recognized, any fair value adjustment related to the deferred revenue is also recognized as a reduction to revenue. As of February 28, 2022 and 2021, the fair value adjustment to reduce deferred revenue as part of the Business Combination was $0.5 million and $54.0 million, respectively. Revenue recognized during the fiscal year ended February 28, 2022, included in deferred revenue on the Consolidated Balance Sheets as of February 28, 2021, was $78.7 million.

Sales Commissions

With the adoption of ASC 606 and ASC 340-40, Contracts with Customers as of March 1, 2019, the Company began deferring and amortizing sales commissions that are incremental and directly related to obtaining client contracts. Amortization expense of $1.4 million, less than $0.1 million, $3.9 million and $2.2 million was recorded in sales and marketing expense in the Consolidated Statements of Operations for the fiscal year ended February 28, 2022, periods from February 4, 2021 through February 28, 2021 and March 1, 2020 through February 3, 2021 and fiscal year ended February 29, 2020, respectively. Certain sales commissions that would have an amortization period of less than a year are expensed as incurred in sales and marketing expense. As of February 28, 2022 and 2021, the Company had $12.2 million and $1.6 million of capitalized sales commissions included in other noncurrent assets in the Consolidated Balance Sheets, respectively. In conjunction with the purchase accounting associated with the Business Combination, sales commissions deferred by the Predecessor were determined to have no fair value and were written off. Prior to March 1, 2019, The Company expensed all sales commissions as incurred.

17.
Severance and Exit Costs

In connection with the acquisitions discussed in Note 3, Business Combination and Acquisitions, the Company conducted post-acquisition related operational reviews to reallocate resources to strategic areas of its business. The operational reviews resulted in workforce reductions, lease obligations related to properties that were vacated and other expenses. Severance and exit costs included in acquisition-related expenses in the Consolidated Statements of Operations are as follows:

	Successor		Predecessor
($ in thousands)	Fiscal Year Ended February 28, 2022	February 4, 2021 through February 28, 2021	March 1, 2020 through February 3, 2021	Fiscal Year Ended February 29, 2020
Severance	$6,924	$10	$1,971	$7,195
Lease exits	1,657	45	2,695	1,132
Total severance and exit costs	$8,581	$55	$4,666	$8,327

Included in accounts payable and accrued liabilities as of February 28, 2022 and 2021 was a restructuring liability balance, primarily consisting of lease related obligations, of $0.8 million and $1.6 million, respectively, and a restructuring severance liability of $1.1 million and $0.3 million, respectively. The Company expects these amounts to be substantially paid within the next 12 months.

The following table reflects the changes in the severance and exit costs accruals from March 1, 2020 through February 28, 2021 and March 1, 2021 through February 28, 2022:

	Successor
($ in thousands)	February 28, 2022	February 28, 2021
Beginning of period	$1,988	$3,730
Payments	(8,074)	(6,463)
Impairment of right-of-use assets	(580)	—
Expenses	8,581	4,721
End of period	$1,915	$1,988

18.
Warrants

As of February 28, 2022 and 2021, there were an aggregate of 29,079,872 and 29,079,972 warrants outstanding, respectively, which include the public warrants, private placement warrants and forward purchase warrants. Each warrant entitles its holders to purchase one share of the Company's Class A Common Stock at an exercise price of $11.50 per share. The private placement warrants became exercisable with the Domestication. The forward purchase warrants became exercisable upon effectiveness of the Company’s Form S-1 which was initially filed on March 5, 2021 and deemed effective on March 29, 2021. The public warrants became exercisable on April 28, 2021. The public warrants, private placement warrants and forward purchase warrants will expire five years after the Closing Date, or earlier upon redemption or liquidation. Once the warrants became exercisable, the Company has the option to redeem the outstanding warrants when various conditions are met, such as specific stock prices, as detailed in the specific warrant agreements. However, the 10,280,000 private placement warrants are nonredeemable so long as they are held by the Company’s Sponsor or its permitted transferees. The warrants are recorded as a liability in warrant liability on the Consolidated Balance Sheets with a balance of $67.1 million and $68.8 million as of February 28, 2022 and 2021, respectively. During the fiscal year ended February 28, 2022 and period from February 4, 2021 through February 28, 2021, a gain of $1.6 million and $23.2 million was recognized in gain from change in fair value of the warrant liability in the Consolidated Statements of Operations, respectively. During the fiscal year ended February 28, 2022, 100 warrants were exercised with a total exercise price of $1,150.

19.
Stockholders' Equity

Class A Common Stock

The Company is authorized to issue 2,500,000,000 Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A Common Stock are entitled to one vote for each share. As of February 28, 2022 and 2021, there were 301,536,621 and 187,051,142 shares of Class A Common Stock issued, respectively, and 301,359,967 and 187,051,142 shares of Class A Common Stock outstanding, respectively.

Class V Common Stock

The Company was authorized to issue 40,000,000 Class V common stock with a par value of $0.0001 per share. As of August 19, 2021, the number of shares authorized for issuance was increased to 42,747,890 Class V common stock with a par value of $0.0001. These shares have no economic value but entitle the holder to one vote per share. As of February 28, 2022 and 2021, there were 33,560,839 and 35,636,680 shares of Class V Common Stock issued and outstanding, respectively, and 9,187,051 and 4,363,320 shares of Class V Common Stock held by the Company in treasury, respectively. The holders of Common Units are entitled to Class V common stock on a one-for-one basis.

The following table reflects the changes in the Company’s outstanding stock:

	Class A	Class V	Series B-1	Series B-2
Balance, February 28, 2021	187,051,142	35,636,680	8,120,367	3,372,184
Conversion of Series B-1 common stock (1)	8,120,273	—	(8,120,273)	—
Conversion of Series 1 RCUs (2)	—	4,379,557	—	—
Business Combination post-close adjustment issuance (3)	133,322	92,690	—	—
Issuance of common stock for BluJay Acquisition (4)	72,383,299	—	—	—
Issuance of common stock for BluJay Acquisition PIPE financing (5)	28,909,022	—	—	—
Conversion of Common Units (6)	4,939,463	(6,548,088)	—	—
Exercise of warrants (7)	100	—	—	—
Repurchase shares (8)	(176,654)	—	—	—
Balance, February 28, 2022	301,359,967	33,560,839	94	3,372,184

(1)
As of June 8, 2021, the 5-day VWAP of our Class A Common Stock exceeded $13.50 per share which was the triggering event for the Series B-1 common stock to automatically convert into our Class A Common Stock on a one-to-one basis. See Note 14, Contingent Consideration for additional information.
(2)
As of June 8, 2021, the 5-day VWAP of our Class A Common Stock exceeded $13.50 per share which was the triggering event for the Series 1 restricted common units to automatically convert into Common Units and the holders receive one share of Class V Common Stock. See Note 14, Contingent Consideration for additional information.
(3)
On July 6, 2021, pursuant to Section 3.5 of the Business Combination Agreement, we issued additional Class A Common Stock and Common Units valued at $3.0 million to each E2open Holdings member as part of the post-closing adjustment of consideration required as part of the merger transaction.
(4)
Equity consideration paid to the BluJay equity holders as part of the BluJay Acquisition.
(5)
PIPE financing from institutional investors for the purchase of Class A Common Shares with the proceeds used for the BluJay Acquisition.
(6)
Class A Common Stock issued for the conversion of Common Units settled in stock. During the fiscal year ended February 28, 2022, we paid $16.8 million in cash for the repurchase of 1,619,864 Common Units that were converted into cash instead of stock at our option. Class V Common Stock is retired when Common Units are converted into Class A Common Stock or settled in cash. As a result of Common Unit conversions prior to August 19, 2021, 11,239 Class V Common Stock related to Common Unit conversions to Class A Common Stock were not issued and subsequently retired due to the limitation of authorized shares.
(7)
During November 2021, 100 warrants were exercised with a total exercise price of $1,150 and converted into Class A Common Stock.
(8)
On July 13, 2021, our board of directors waived the Lock-up Period solely in respect of withholding shares to cover taxes upon the issuance of Class A Common Stock to the executive officers upon the conversion of the Series B-1 and Series B-2 common stock. The shares were repurchased at an average price of $14.00 per share, or $2.5 million, to cover withholding taxes associated with the Series B-1 conversion to Class A Common Stock. See Note 14, Contingent Consideration for additional details on the conversions.

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

Issued and outstanding Class A and Class A-1 units were 349.6 million and 7.2 million, respectively, as of February 3, 2021, and 349.0 million and 6.1 million, respectively, as of February 29, 2020. During the period from March 1, 2020 through February 3, 2021 and the fiscal year ended February 29, 2020, the Company received $3.5 million and $0.1 million in proceeds from the sale of membership units, respectively.

20.
Noncontrolling Interests

Noncontrolling interest represents the portion of E2open Holdings that the Company controls and consolidates but does not own. As of February 28, 2022 and 2021, the noncontrolling interest represents a 10.0% and 16.0% ownership in E2open Holdings, respectively.

Generally, Common Units participate in net income or loss allocations and distributions and entitle their holder to the right, subject to the terms set forth in the Third Company Agreement, to require E2open Holdings to redeem all or a portion of the Common Units held by such participant. At the Company’s option, it may satisfy this redemption with cash or by exchanging Class V Common Stock for the Company’s Class A Common Stock on a one-for-one basis.

The Third Company Agreement contains provisions which require that a one-to-one ratio be maintained between the interests the Company holds in E2open Holdings and the Company's outstanding common stock, subject to certain exceptions, including in respect of management equity which has not been settled in the Company's common stock. Additionally, there are certain restrictions on the transfer of Common Units as specified in the Third Company Agreement.

On June 8, 2021, the 4,379,557 Series 1 RCUs vested and became Common Units along with entitling the holders of the newly vested Common Units to 4,379,557 shares of Class V Common Stock.

On July 6, 2021, pursuant to Section 3.5 of the Business Combination Agreement, E2open Holdings issued 103,929 additional Common Units to each E2open Holdings member in a pro rata amount reflecting the number of Common Units they received at the closing of the Business Combination as part of the post-closing adjustment as consideration required as part of the merger transaction.

As part of the Business Combination, certain individuals were party to the Lock-Up Period which expired on August 4, 2021. As a result, 4,939,463 Common Units were converted into Class A Common Stock with a value of $55.0 million based off the 5-day VWAP and 1,619,864 Common Units were settled with the payment of $16.8 million of cash during the fiscal year ended February 28, 2022. This activity resulted in a decrease to noncontrolling interests of $71.7 million during the fiscal year ended February 28, 2022.

As part of the BluJay Acquisition, certain individuals who are parties to the Investor Rights Agreements entered into a new lock-up period that expired on February 28, 2022.

As of February 28, 2022 and 2021, there were a total of 33.6 million and 35.6 million Common Units held by participants of E2open Holdings, respectively. There were no changes in the numbers of Common Units held by participants during the period from February 4, 2021 through February 28, 2021.

The Company follows the guidance issued by the FASB regarding the classification and measurement of redeemable securities. Accordingly, the Company has determined that the Common Units meet the requirements to be classified as permanent equity. The Company did not redeem any Common Units during the period from February 4, 2021 through February 28, 2021.

21.
Other Comprehensive Income (Loss)

The Company did not reclass any items to the Consolidated Statements of Operations from accumulated other comprehensive income (loss) during the fiscal year ended February 28, 2022, periods from February 4, 2021 through February 28, 2021 and March 1, 2020 through February 3, 2021 and the fiscal year ended February 29, 2020.

Accumulated other comprehensive income (loss) in the equity section of the Company Consolidated Balance Sheets includes:

	Successor
	February 28,
($ in thousands)	2022	2021
Foreign currency translation adjustment	$(31,004)	$2,388
Income tax effect	11,985	—
Accumulated other comprehensive (loss) income, net of tax	$(19,019)	$2,388

The unrealized gain on investment was eliminated as part of the Business Combination.

22.
Earnings Per Share

Basic earnings per share is calculated as net income divided by the average number of shares of common stock outstanding. Diluted earnings per share assumes, when dilutive, the issuance of the net incremental shares from options and restricted shares. The following is a reconciliation of the denominators of the basic and diluted per share computations for net income:

	Successor
(in thousands, except per share data)	Fiscal Year Ended February 28, 2022	February 4, 2021 through February 28, 2021
Net loss per share:
Numerator - basic:
Net loss per share:	$(189,914)	$12,857
Less: Net loss attributable to noncontrolling interests	(24,138)	2,057
Net loss attributable to E2open Parent Holdings, Inc. - basic	$(165,776)	$10,800

Numerator - diluted:
Net loss attributable to E2open Parent Holdings, Inc. - basic	$(165,776)	$10,800
Add: Net loss and tax effect attributable to noncontrolling interests	—	1,561
Net loss attributable to E2open Parent Holdings, Inc. - diluted	$(165,776)	$12,361

Denominator - basic:
Weighted average shares outstanding - basic	245,454	187,051
Net income per share - basic	(0.68)	0.06

Denominator - diluted:
Weighted average shares outstanding - basic	245,454	187,051
Weighted average effect of dilutive securities:
Shares related to Common Units	—	35,637
Weighted average shares outstanding - diluted	245,454	222,688
Diluted net income per common share	(0.68)	0.06

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

The following table summarizes the weighted-average potential common shares excluded from diluted loss per common share as their effect would be anti-dilutive:

	Successor
	Fiscal Year Ended February 28, 2022	February 4, 2021 through February 28, 2021
Shares related to Series B-1 common stock	68	8,120,367
Shares related to Series B-2 common stock	3,372,184	3,372,184
Shares related to restricted common units Series 1	—	4,379,557
Shares related to restricted common units Series 2	2,627,724	2,627,724
Shares related to warrants (1)	29,079,944	29,079,972
Shares related to Common Units	35,724,516	—
Shares related to options	2,349,839	—
Share related to performance based restricted stock	742,838	—
Shares related to time based restricted stock	692,699	—
Units/Shares excluded from the dilution computation	74,589,812	47,579,804

(1)
The warrants include the public warrants, private placement warrants and forward purchase warrants.

23.
Share-Based and Unit-Based Compensation

2021 Incentive Plan

The E2open Parent Holdings, Inc. 2021 Omnibus Incentive Plan (2021 Incentive Plan) became effective on the Closing Date with the approval of CCNB1’s shareholders and the board of directors. The 2021 Incentive Plan allows the Company to make equity and equity-based incentive awards to officers, employees, directors and consultants. There were 15,000,000 shares of Class A Common Stock reserved for issuance under the 2021 Incentive Plan at the effective date which can be granted as stock options, restricted stock awards, restricted stock units, performance stock awards, cash awards and other equity-based awards. No award may vest earlier than the first anniversary of the date of grant, expect under limited conditions. The 2021 Incentive Plan replaced the 2015 Plan and 2015 Restricted Plan, as defined below.

The Company's board of directors approved the grant of options and RSUs under the 2021 Incentive Plan.

Currently, all options are performance based and are measured based on obtaining an organic growth target over a one-year period with a quarter of the options vesting at the end of the performance period and the remaining options vesting equally over the following three years. The Company's executive officers and senior management are granted these performance based options. The performance target is set at 100% at the date of grant, and the probability of meeting the performance target is remeasured each quarter over the performance period and adjusted if needed. As of February 28, 2022, there were 2,524,435 unvested performance based options.

The RSUs are either performance based or time based. The performance based RSUs are measured based on obtaining an organic growth target over a one-year period with a quarter of the options vesting at the end of the performance period and the remaining options vesting equally over the following three years. The performance target is set at 100% at the date of grant, and the probability of meeting the performance target is remeasured each quarter over the performance period and adjusted if needed. The time based RSUs for executive officers, senior management and employees vest ratably over a three-year period while the time based RSUs for non-employee directors of the Company's board of directors have a one-year vesting period. As of February 28, 2022, there were 1,005,777 performance based RSUs and 1,405,313 time based RSUs that were vested or expected to vest with a total intrinsic value of $21.7 million. Time based RSUs of 3,411 have vested but not been released as of February 28, 2022.

As of February 28, 2022, there were 10,371,848 shares of Class A Common Stock available for grant under the 2021 Incentive Plan.

Activity under the 2021 Incentive Plan related to options was as follows:

	Successor
	Number of Shares (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)
Balance, February 28, 2021	—	$—	—
Granted	2,583	9.86
Forfeited	(59)	10.86
Balance, February 28, 2022	2,524	$9.83	9.0

As of February 28, 2022, there was $6.1 million of unrecognized compensation cost related to unvested options. The aggregate intrinsic value of outstanding stock option awards was zero as of February 28, 2022 since the Company's Class A Common Stock price was less than the exercise price of the stock options awards.

Activity under the 2021 Incentive Plan related to RSUs was as follows:

	Successor
	Number of Units (in thousands)	Weighted Average Grant Date Fair Value Per Unit	Weighted Average Remaining Recognition Period (in years)
Balance, February 28, 2021	—	$—	—
Granted	2,523	12.53
Forfeited	(420)	12.84
Balance, February 28, 2022	2,103	$12.47	2.7

As of February 28, 2022, there was $23.0 million of unrecognized compensation cost related to unvested RSUs. The aggregate intrinsic value of outstanding RSUs was $18.9 million as of February 28, 2022 which is the outstanding RSUs valued at the closing price of the Company's Class A common stock on February 28, 2022.

The estimated grant-date fair values of the options granted during the fiscal year ended February 28, 2022 were calculated using the Black-Scholes option-pricing valuation model, based on the following assumptions:

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

E2open Holdings was authorized to issue 46.0 million unit options under the 2015 Plan. As of February 3, 2021 and February 29, 2020, outstanding unit options were 19.9 million and 22.0 million, respectively. Unit options available for grant were 2.7 million as of February 3, 2021, however, the 2015 Plan was terminated as part of the Business Combination.

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

The Company did not recognize any compensation expense for Exit-Based units for the period from March 1, 2020 through February 3, 2021 and the fiscal year ended February 29, 2020, as these awards were not probable of vesting during these time periods.

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

Activity under E2open Holdings’ 2015 Restricted Plan was as follows:

	Predecessor
	Number of Units (in thousands)	Weighted Average Grant Date Fair Value Per Unit	Weighted Average Remaining Term (in years)
Balance, February 28, 2019	12,651	$1.41	2.1
Granted	500	1.65
Released	(4,196)	1.47
Balance, February 29, 2020	8,955	1.40	1.5
Released	(3,523)	1.48
Balance, February 3, 2021	5,432	$1.35	0.3

The aggregate fair value of units vested during the period from March 1, 2020 through February 3, 2021 and fiscal year ended February 29, 2020 was $5.2 million and $6.2 million, respectively. Unrecognized compensation expense related to the Class B units was $5.4 million as of the February 3, 2021, which was expected to be recognized over a weighted-average period of approximately one year. E2open Holdings did not recognize any compensation expense for Exit-Based Units for the period from March 1, 2020 through February 3, 2021 and fiscal year ended February 29, 2020.

On January 24, 2021, the board of managers accelerated the vesting of all unvested unit options outstanding under the 2015 Restricted Plan as of the completion of the Business Combination on February 4, 2021 which resulted in $15.4 million of accelerated compensation recognized in the period from February 4, 2021 through February 28, 2021.

The table below sets forth the functional classification in the Consolidated Statements of Operations of equity-based compensation expense:

	Successor		Predecessor
($ in thousands)	Fiscal Year Ended February 28, 2022	February 4, 2021 through February 28, 2021	March 1, 2020 through February 3, 2021	Fiscal Year Ended February 29, 2020
Cost of revenue	$1,093	$3,248	$396	$423
Research and development	1,766	5,224	499	151
Sales and marketing	1,566	5,134	659	1,316
General and administrative	6,214	19,394	5,723	6,332
Total share-based and unit-based compensation	$10,639	$33,000	$7,277	$8,222

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

As discussed in Note 3, Business Combination and Acquisitions, upon purchasing Amber Road, equity incentive compensation previously granted to Amber Road employees was converted to deferred cash compensation. During the fiscal year ended February 29, 2020, $10.9 million of expense was recorded for the Amber Road deferred compensation in the Consolidated Statements of Operations, including $9.5 million related to accelerated deferred compensation payments negotiated in exit agreements with certain former Amber Road executives. During the period from March 1, 2020 through February 3, 2021, the Company recognized $0.8 million of deferred compensation expense related to Amber Road. There was no deferred compensation expense recognized during the period from February 4, 2021 through February 28, 2021. See Note 27, Commitments and Contingencies for additional information.

24.
Leases

Effective March 1, 2021, the Company began accounting for leases in accordance with ASC 842, Leases, which requires lessees to recognize lease liabilities and ROU assets on the balance sheet for most operating leases. Prior to March 1, 2021, the Company accounted for leases in accordance with ASC 840, Leases, under which operating leases were not recorded on the balance sheet.

Upon adoption of ASC 842, the Company recognized an operating lease liability of $23.0 million, a ROU operating asset of $22.4 million and no change to retained earnings. The lease liability was calculated based on the remaining minimum rental payments under current leasing standards for existing operating leases and the ROU asset was calculated the same as the lease liability, reduced for a $0.6 million impairment related to an office lease the Company had exited as of February 28, 2021. The Company did not include any optional extension periods or cancelations in the valuation.

Real Estate Leases

The Company leases its primary office space under non-cancelable operating leases with various expiration dates through August 2029. Many of the leases have an option to be extended from two to five years, and several of the leases give the Company the right to cancel early with proper notification. Additionally, the Company has a sublease on one of its office leases.

Several of the operating lease agreements require the Company to provide security deposits. As of February 28, 2022 and 2021, lease deposits were $3.6 million and $2.9 million, respectively. The deposits are generally refundable at the expiration of the lease, assuming all obligations under the lease agreement have been met. Deposits are included in prepaid and other current assets and other noncurrent assets in the Consolidated Balance Sheets.

Equipment Leases

The Company purchases equipment under non-cancelable financing lease arrangements related to software and computer equipment which have various expiration dates through October 2023. The Company has the right to purchase the software and computer equipment anytime during the lease or upon lease completion.

Balance Sheet Presentation

The following tables presents the amounts and classifications of the Company's estimated ROU assets, net and lease liabilities:

		Successor
($ in thousands)	Balance Sheet Location	February 28, 2022
Operating lease right-of-use assets	Operating lease right-of-use assets	$28,102
Finance lease right-of-use asset	Property and equipment, net	3,719
Total right-of-use assets		$31,821

		Successor
($ in thousands)	Balance Sheet Location	February 28, 2022
Operating lease liability - current	Current portion of operating lease obligations	$7,652
Operating lease liability	Operating lease obligations	21,202
Finance lease liability - current	Current portion of finance lease obligations	2,307
Finance lease liability	Finance lease obligations	1,950
Total lease liabilities		$33,111

Lease Cost and Cash Flows

The following table summarizes the Company's total lease cost:

Successor
($ in thousands)	Fiscal Year Ended February 28, 2022
Finance lease cost:
Amortization of right-of-use asset	$2,959
Interest on lease liability	569
Finance lease cost	3,528
Operating lease cost:
Operating lease cost	4,692
Variable lease cost	5,495
Sublease income	(725)
Operating net lease cost	9,462
Total net lease cost	$12,990

The Company currently does not have any short-term leases.

Rent expense for the periods from February 4, 2021 through February 28, 2021 and March 1, 2020 through February 3, 2021 and fiscal year ended February 29, 2020 was $0.6 million, $7.2 million and $8.4 million, respectively, which was recognized under ASC 840, Leases.

Supplemental cash flow information related to leases was as follows:

Successor
Twelve Months Ended
($ in thousands)	February 28, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$8,366

The following table presents the weighted-average remaining lease terms and discount rates of the Company's leases:

Successor
Twelve Months Ended
February 28, 2022
Weighted-average remaining lease term (in years):
Finance lease	1.36
Operating lease	6.93
Weighted-average discount rate:
Finance lease	9.20%
Operating lease	4.86%

Lease Liability Maturity Analysis

The following table reflects the undiscounted future cash flows utilized in the calculation of the lease liabilities as of February 28, 2022:

($ in thousands)	Operating Leases	Finance Leases
2023	$8,544	$2,400
2024	7,281	2,105
2025	5,597	—
2026	3,993	—
2027	3,033	—
Thereafter	2,709	—
Total	31,157	4,505
Less: Present value discount	(2,303)	(248)
Lease liabilities	$28,854	$4,257

25.
Retirement Plans

The E2open 401(k) Plan allows eligible employees to either make pre-tax 401(k) contributes or after-tax Roth 401(k) contributions. These defined contribution plans are sponsored by the Company and provide a variety of investment options. The Company matches 50% of the first 6% an employee contributes to these plans. For an employee to be eligible for the matching contribution, the employee has to be actively employed on December 31 to receive the matching contribution for the year. The Company made matching contributions of $2.4 million, $2.2 million and $1.8 million during the fiscal year ended February 28, 2022, period from February 4, 2021 through February 28, 2021 and fiscal year ended February 29, 2020, respectively. There were no matching contributions made during the period from March 1, 2020 through February 3, 2021. During the fiscal year ended February 28, 2022, periods from February 4, 2021 through February 28, 2021 and March 1, 2020 through February 3, 2021 and fiscal year ended February 29, 2020, expense related to the defined contribution plans was $3.7 million, $0.2 million, $2.3 million and $2.2 million, respectively.

26.
Income Taxes

For financial reporting purposes, the components of income (loss) before income tax benefit were as follows:

	Successor	Successor	Predecessor
($ in thousands)	Fiscal Year Ended February 28, 2022	February 4, 2021 through February 28, 2021	March 1, 2020 through February 3, 2021	Fiscal Year Ended February 29, 2020
Domestic	$(187,458)	$5,284	$(62,012)	$(110,937)
Foreign	(32,506)	6,961	7,401	2,296
Income (loss) before income tax benefit	$(219,964)	$12,245	$(54,611)	$(108,641)

The income tax benefit consisted of the following:

	Successor	Successor	Predecessor
($ in thousands)	Fiscal Year Ended February 28, 2022	February 4, 2021 through February 28, 2021	March 1, 2020 through February 3, 2021	Fiscal Year Ended February 29, 2020
Current:
Federal	$(1,142)	$(376)	$(273)	$(125)
State	(545)	(62)	(170)	31
Foreign	(4,007)	(578)	(1,214)	(1,265)
Total current	(5,694)	(1,016)	(1,657)	(1,359)

Deferred:
Federal	30,135	1,382	(1,258)	6,850
State	998	303	10,117	1,666
Foreign	4,611	(57)	(521)	114
Total deferred	35,744	1,628	8,338	8,630
Total income tax benefit	$30,050	$612	$6,681	$7,271

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

The Company’s income tax provision differs from the amounts computed by applying the U.S. federal income tax rate of 21% to pretax income (loss) as a result of the following:

	Successor	Successor	Predecessor
($ in thousands)	Fiscal Year Ended February 28, 2022	February 4, 2021 through February 28, 2021	March 1, 2020 through February 3, 2021	Fiscal Year Ended February 29, 2020
U.S. federal tax (expense) benefit at statutory rate	$46,192	$(2,572)	$11,461	$22,815
State tax, net of federal benefit	376	835	14,915	1,713
Foreign rate differential	(410)	(346)	(216)	(670)
Effect of foreign operations	(1,761)	(139)	(481)	—
Tax credit carryforwards	382	16	119	91
Acquisition related adjustment	—	—	—	(8)
Earnings taxed at affiliate	—	(783)	(9,494)	(15,961)
Global intangible low-taxes income inclusion	(19)	(126)	(1,708)	(197)
Nonqualified stock options	59	270	—	—
Change in fair value of contingent consideration	(13,573)	6,526	—	—
Change in fair value of warrant liability	343	4,869	—	—
Net impact of noncontrolling interest and non-partnership operations on partnership outside basis	3,653	1,381	—	—
Compensation deducted for book in post-acquisition period and deducted for tax in pre-acquisition period	—	(6,091)	—	—
Uncertain tax positions	355	(5)	(387)	23
Other	(514)	200	(39)	1,074
Change in valuation allowance	(5,033)	(3,423)	(7,489)	(1,609)
Total income tax benefit	$30,050	$612	$6,681	$7,271

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

The types of temporary differences that give rise to significant portions of the Company's deferred tax assets and liabilities are set forth below:

	Successor
	February 28,
($ in thousands)	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$106,897	$80,171
Tax credits	4,362	1,803
Property and equipment	154	324
Disallowed interest carryforward	31,796	18,398
Other deferred tax asset	15,723	3,772
Accruals and reserves	4,812	2,039
Deferred revenue	485	150
Total deferred tax assets	164,229	106,657

Deferred tax liabilities:
Intangibles	157,074	50,528
Investment in partnership	354,557	419,577
Other deferred tax liability	7,738	5,322
Total deferred tax liabilities	519,369	475,427
Valuation allowance	(56,617)	(27,030)
Net deferred tax liabilities	$(411,757)	$(395,800)

In addition to the deferred tax benefit of $35.7 million, the Company recorded increases to the deferred tax liability through goodwill of $104.3 million primarily due to the BluJay Acquisition and decreases through equity of $52.6 million primarily related to the BluJay Acquisition, certain other equity transactions during the year and currency transaction adjustments.

ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Realization of deferred tax assets is dependent upon generating sufficient taxable income, ability to carryback losses, offsetting deferred tax liabilities and availability of tax planning strategies. During the fiscal year ended February 28, 2022, the valuation allowance increased $29.6 million, comprised of a net deferred tax expense of $16.0 million recorded in the Consolidated Statements of Operations and $13.6 million recorded through goodwill as part of the Business Combination and BluJay Acquisition. In addition, there are significant restrictions on interest deductions, primarily in the U.S. and United Kingdom jurisdictions. While both jurisdictions allow for the indefinite lived carryforwards, the Company has recorded $7.2 million of valuation allowances on a portion of these carryforwards in the United Kingdom.

As of February 28, 2022, the Company had net operating loss (NOL) carryforwards for federal, state and foreign income tax purposes of approximately $484.7 million, $195.0 million (post apportionment pre-tax) and $77.0 million, respectively. As a result of the Tax Cuts and Jobs Act (TCJA), NOLs can be carried forward indefinitely; however, there is an annual limitation under the Internal Revenue Code (IRC) Section 382 as more fully described below. Pre-TCJA NOLs will begin to expire in fiscal year 2027. The foreign net operating loss carryforwards are derived from multiple tax jurisdictions and will begin to expire during the fiscal year 2023. As of February 28, 2022, the Company had research and development tax credits and foreign tax credits of approximately $6.5 million and $1.1 million, respectively, to reduce future federal income taxes. Federal credit carryforwards expire beginning in 2028.

IRC Section 382 imposes limitations on a corporation’s ability to utilize its NOLs if the corporation experiences an ownership change, as defined in Section 382. Based upon an analysis performed, utilization of the U.S. Federal NOLs, research and development credits and foreign tax credits in future periods will be subject to an annual limitation under IRC Section 382. As noted above, as of February 28, 2022, federal NOL carryforwards, research and development credits and foreign tax credits before any Section 382 limitation were approximately $484.7 million, $6.5 million and $1.1 million, respectively. Of these amounts, approximately $120.8 million, $3.3 million and $1.0 million will expire unused due to Section 382. Accordingly, the Company has reduced the deferred tax assets based upon the anticipated federal NOLs that are expected to expire unutilized due to the annual limitation.

As of February 28, 2022 and 2021, total gross unrecognized tax benefits were $2.6 million and $2.7 million, respectively. Approximately $0.4 million of the unrecognized tax benefits as of February 28, 2022, if recognized, would have an impact on the Company’s effective tax rate. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of February 28, 2022 and 2021, the total amount of gross interest and penalties accrued was less than $0.1 million and $0.3 million, respectively, which is classified as other noncurrent liabilities in the Consolidated Balance Sheets.

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

	Successor
	February 28,
($ in thousands)	2022	2021
Beginning of period	$2,688	$1,535
Gross increases:
Prior year tax positions	—	1,223
Gross decreases:
Prior year tax positions	(117)	(70)
End of period	$2,571	$2,688

Management believes that it has adequately provided for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. Should any issues addressed in the tax audits be resolved in a manner not consistent with management's expectations, the Company could be required to adjust the provision for income tax in the period such resolution occurs. Although timing of the resolution and/or closure of audits is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next 12 months.

The Company is subject to taxation in the U.S., various states and foreign jurisdictions. The Company has several individual filing groups in the U.S, some of which have NOLs dating back to 2015 and earlier. Fiscal years 2019 through 2021 generally remain open to examination by the taxing jurisdictions to which the Company is subject. However, carry forward attributes that were generated in tax years prior to fiscal year 2019 may be adjusted upon examination by the tax authorities if they have been, or will be, used in a future period.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period in which the new legislation is enacted. The CARES Act made various tax law changes including, among other things, (1) increased the limitation under IRC Section 163(j) for 2019 and 2020 to permit additional expensing of interest (2) enacted a technical correction so that qualified improvement property can be immediately expensed under IRC Section 168(k) (3) made modifications to the federal net operating loss rules including permitting federal net operating losses incurred in 2018, 2019 and 2020 to be carried back to the five preceding taxable years in order to generate a refund of previously paid income taxes and (4) enhanced recoverability of alternative minimum tax credit carryforwards. The income tax provisions of the CARES Act had limited applicability to the Company and did not have a material impact on the Company's consolidated financial statements.

27.
Commitments and Contingencies

Acquisition-Related Obligations

Upon purchasing Amber Road (see Note 3, Business Combination and Acquisitions), equity incentive compensation previously granted to Amber Road employees was converted to deferred cash compensation, whereby employees may vest in cash payments over periods up to four years from the date of acquisition. Vesting is contingent upon continued employment with the Company. Deferred compensation amounts are calculated based on the price the Company paid for Amber Road's stock at acquisition, the strike price of the original grant and the number of former Amber Road shares that would have vested over the period. For the fiscal year ended February 29, 2020, the Company recorded $10.9 million of expense for Amber Road deferred compensation in the Consolidated Statements of Operations, including $9.5 million related to accelerated deferred compensation payments negotiated in exit agreements with certain former Amber Road executives. During the fiscal year ended February 28, 2022 and the period from March 1, 2020 through February 3, 2021, the Company recognized $0.7 million and $0.8 million of deferred compensation expense related to Amber Road, respectively. There was no deferred compensation expense recognized during the period from February 4, 2021 through February 28, 2021. An accrual of $0.5 million was included in the Consolidated Balance Sheets as of February 28, 2022 for vested, unpaid Amber Road deferred compensation. There was no such accrual as of February 28, 2021. Unvested future payments that are contingent upon the continuous employment of participating employees totaled $0.2 million as of February 28, 2022.

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

28.
Supplemental Cash Flow Information

Supplemental cash flow information and non-cash investing and financing activities are as follows:

	Successor		Predecessor
(In thousands)	Fiscal Year Ended February 28, 2022	February 4, 2021 through February 28, 2021	March 1, 2020 through February 3, 2021	Fiscal Year Ended February 29, 2020
Supplemental cash flow information - Cash paid for:
Interest	$27,688	$1,695	$61,728	$62,159
Income taxes	2,442	(39)	1,660	1,825
Non-cash investing and financing activities:
Capital expenditures financed under financing lease obligations	$—	$—	$11,802	$3,218
Capital expenditures included in accounts payable and accrued liabilities	11,887	1,199	273	2,175
Right-of-use assets obtained in exchange for operating lease obligations	34,733	—	—	—
Prepaid software, maintenance and insurance under notes payable	—	—	892	—
Conversion of Common Units to Class A Common Stock	54,950	—	—	—
Conversion of Series B1 common stock to Class A Common Stock	175,000	—	—	—
Business Combination purchase price adjustment	2,965	—	—	—
Issuance of common stock for BluJay Acquisition	730,854	—	—	—
Deferred taxes related to issuance of common stock for BluJay Acquisition	36,805	—	—	—

29.
Subsequent Events

On March 2, 2022, E2open, LLC acquired Logistyx Technologies, LLC (Logistyx) for a purchase price of $185 million, with an estimated fair value of $183.7 million, including $90 million paid in cash at closing. An additional $95 million will be paid in two installments on May 31, 2022 and August 29, 2022. The Company has the option to finance the remaining payments, at its discretion, through cash or a combination of cash and Class A Common Stock. The May 31, 2022 payment shall consist of at least $5.0 million in cash with the total payment equal to $37.4 million. The August 29, 2022 payment shall consist of at least $26.1 million in cash with the total payment equal to $57.6 million.

On April 6, 2022, the 2021 Credit Agreement was amended to include a $190.0 million incremental term loan. The proceeds were used to repay the $80.0 million outstanding balance under the 2021 Revolving Credit Facility incurred to finance the initial purchase price payment for Logistyx. The additional cash provided the Company the cash needed to pay the remaining $95 million purchase price commitments for Logistyx, should the Company elect to pay cash in lieu of stock, and may be used for share repurchases or other general corporate purposes.

Mr. Jarett Janik previously announced his retirement from the Company as Chief Financial Officer. On April 26, 2022, the Company entered into an executive severance agreement with Mr. Janik with the following material terms: (i) payout of the fiscal year 2022 executive incentive plan bonus; (ii) payout of 100% of the first Synergy Bonus payment and 85% of any subsequent Synergy Bonus payments; (iii) entitlement to all benefits under the Executive Severance Plan including a lump sum payout, prorated payout of the annual bonus for fiscal year 2023 and full benefits for himself and dependents for up to 18 months at the same premium cost as if he were an active employee; and (iv) the acceleration of the vesting of all outstanding equity awards of Mr. Janik, which includes performance-based options, performance-based RSUs and time-based RSUs.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We have disclosure controls and procedures in place to ensure that information required to be disclosed in our reports filed or submitted under the Securities and Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These controls and procedures are accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of February 28, 2022. In designing and evaluating these disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply judgment in evaluating and implementing possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the quarter ended February 28, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We review our disclosure controls and procedures, which may include internal controls over financial reporting, on an ongoing basis. From time to time, management makes changes to enhance the effectiveness of these controls and ensure that they continue to meet the needs of our business over time.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for designing, implementing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of February 28, 2022 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that as of February 28, 2022, our internal control over financial reporting was effective.

We acquired BluJay during fiscal year 2022 and have included its results in our Consolidated Financial Statements as of and for the year ended February 28, 2022. Management excluded from its assessment and conclusion of the effectiveness of its internal control over financial reporting as of February 28, 2022, BluJay's legal entities on their legacy accounting system subject to internal control over financial reporting associated with approximately 31% and 42% of total and net assets, respectively, as of February 28, 2022 and approximately 25% of revenues for the year then ended.

This 2022 Annual Report includes an attestation report of our independent registered public accounting firm regarding internal control over financial reporting, which appears in Part II., Item 8, Financial Statements, of this 2022 Annual Report.

Limitations on the Effectiveness of Controls

Management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all errors or fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Therefore, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluations of controls can provide absolute assurance that all control issues and instances of fraud, if any, within will detected by us.

Item 9B. Other Information

Because this 2022 Form 10-K is being filed within four business days from the date of the reportable events, we have elected to make the following disclosures in this 2022 Form 10-K instead of in a Current Report on Form 8-K:

Item 1.01 Entry into a Material Definitive Agreement.

On April 26, 2020, our board of directors approved the amendment and restatement of the 2021 Omnibus Incentive Plan (Amended Plan) to limit the evergreen provision. Prior to the amendment, the number of shares available for issuance would automatically increase on March 1st of the first nine (9) fiscal years following the fiscal year ended February 28, 2022, in an amount equal to the lesser of (a) five percent (5%) of the outstanding shares of Class A common stock on the last day of the immediately preceding fiscal year and (b) such fewer number of shares of Class A Common Stock as is determined by the Compensation Committee. Following such amendment, the evergreen provision has been limited to only increase in an amount equal to the lesser of (x) five percent (5%) of the outstanding shares of Class A Common Stock on the last day of the immediately preceding fiscal year less the number of shares of stock remaining available for grant under the 2021 Omnibus Incentive Plan on the last day of the immediately preceding fiscal year and (y) such fewer number of shares of Class A Common Stock as is determined by the Committee.

The description of the Amended Plan does not purport to be complete and is qualified by reference to the Amended Plan, which is filed as Exhibit 10.11 to this 2022 Form 10-K and is incorporated by reference herein.

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements with Officers.

Transition Package for Jarett Janik as Chief Financial Officer

As previously announced in our current report on Form 8-K on March 24, 2022, Mr. Jarett Janik announced his retirement from the Company as Chief Financial Officer. On April 26, 2022, we entered into an executive severance agreement with Mr. Janik with the following material terms: (i) payout of 100% of the first Synergy Bonus payment and 85% of any subsequent Synergy Bonus payments, as determined by the Compensation Committee; (ii) entitlement to all benefits under the Executive Severance Plan including a lump sum payout of $750,000, prorated payout of annual bonus for fiscal year 2023 based on number of days of fiscal year 2023 worked and payable at the time that bonuses are paid for fiscal 2023 and full benefits for himself and dependents for up to 18 months at the same premium cost as if he were an active employee; and (iii) the acceleration of the vesting of all outstanding equity awards of Mr. Janik, which includes performance-based options, performance-based RSUs and time-based RSUs. The performance-based options exercise period was extended from 90 days to one year, with exercises permitted through August 31, 2023.

The foregoing description of the chief financial officer transition does not purport to be complete and is qualified in its entirety by reference to the executive severance agreement, which is filed as Exhibit 10.21 to this 2022 Form 10-K and is incorporated by reference herein.

Synergy Bonus Payouts

As previously disclosed, our board of directors approved a Synergy Bonus Plan, which provides for a cash bonus to our executive team and certain other designated employees, including our named executive officers, to motivate achievement of operational efficiency goals measuring cost reductions and revenue generation. On April 26, 2022, our board of directors approved the following payouts to the named executive officers under the Synergy Bonus Plan as the first of three potential payments: Chief Executive Officer Michael Farlekas $846,000, Chief Financial Officer Jarett Janik $592,200, Chief Operating Officer Peter Hantman $634,500, EVP, Strategy Pawan Joshi $592,200, and EVP, General Counsel Laura Fese $549,900.

Form Long-Term Incentive Award Agreements

We will make the fiscal year 2023 long-term incentive awards under the Amended Plan to our named executive officers pursuant to forms of Executive Stock Option Grant Notice, Executive Performance-Based Restricted Stock Unit Notice and Executive Restricted Stock Unit Notice (collectively, Form LTI Award Agreements). Pursuant to the Amended Plan and the Form LTI Award Agreements, long-term incentive awards for a calendar year for which performance is measured will be made in the form of time-based and performance-based restricted stock units and stock options subject to performance vesting. The Form LTI Award Agreements provide that time-based restricted stock units will vest in thirds on the date of grant, while the performance-based restricted stock units and options will vest in fourths on the date of grant, subject to achievement of one-year performance metrics. All grants and vesting provisions are subject to the terms of the Form LTI Award Agreements regarding terminations of employment. Starting with the fiscal year 2023 grants, all performance-based awards shall be subject to achievement of the following metrics: 60% organic revenue growth, 20% net bookings and 20% adjusted EBITDA.

The foregoing description of the Form LTI Award Agreements under the Amended Plan does not purport to be complete and is qualified in its entirety by reference to the full text of the Form LTI Award Agreements, which are attached as Exhibits 10.19, 10.20 and 10.21 to this report and incorporated herein by reference.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2022 Annual Meeting of Stockholders (Proxy Statement), which is expected to be filed no later than 120 days after the end of our fiscal year ended February 28, 2022, and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item 11 will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item 12 will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item 13 will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 will be set forth in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)
1.
Financial Statements

See Index to Consolidated Financial Statements on page 73 of this Form 10-K.

2.
Financial Statements Schedules

See Index to Consolidated Financial Statements on page 73 of this Form 10-K.

3.
Exhibits
(b)
The exhibits listed in the following Exhibit Index are filed or incorporated by reference as part of this 2022 Annual Report.

Exhibit Index

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

10.4

Amended and Restated Investor Rights Agreement, dated as of September 1, 2021, by and among E2open Parent Holdings, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.1 of E2open Parent Holdings, Inc.’s Form 8-K (File No. 001-39272), filed with the SEC on September 2, 2021)

10.5	—	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of CCNB1’s Form 8-K/A (File No. 001-39272), filed with the SEC on October 15, 2020).
10.6

Form of Forward Purchase Agreement between CC Neuberger Principal Holdings I and the investor named therein (incorporated by reference to Exhibit 10.9 of CCNB1’s Form S-1 (File No. 333-236974), filed with the SEC on April 21, 2020).

10.7

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

10.10

Share Purchase Deed, dated as of May 27, 2021, by and among E2open Parent Holdings, Inc., BluJay TopCo Limited and the other parties thereto (incorporated by reference to Exhibit 2.1 of E2open Parent Holdings, Inc.’s Form 8-K (File No. 001-39272), filed with the SEC on June 1, 2021)

10.11

Management Warranty Deed, dated as of May 27, 2021, by and among E2open Parent Holdings, Inc. and the other parties thereto (incorporated by reference to Exhibit 2.2 of E2open Parent Holdings, Inc.’s Form 8-K (File No. 001-39272), filed with the SEC on June 1, 2021)

10.12

Tax Deed, dated as of May 27, 2021, by and among E2open Parent Holdings, Inc. and the other parties thereto (incorporated by reference to Exhibit 2.3 of E2open Parent Holdings, Inc.’s Form 8-K (File No. 001-39272), filed with the SEC on June 1, 2021)

10.13		Form of Subscription Agreement (incorporated by reference to Exhibit 10.5 of E2open Parent Holdings, Inc.’s Form 8-K (File No. 001-39272), filed with the SEC on June 1, 2021)
10.14	—

Credit Agreement, dated as of February 4, 2021, by and among E2open, LLC, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.6 of E2open Parent Holdings, Inc.’s Form 8-K (File No. 001-39272), filed with the SEC on February 10, 2021).

10.15

Amendment No. 1 to the Credit Agreement, dated as of June 18, 2021, by and among E2open, LLC, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 of E2open Parent Holdings, Inc.’s Form 10-Q (File No. 001-39272), filed with the SEC on July 14, 2021)

10.16

Amendment No. 2 to Credit Agreement, dated September 1, 2021, by and among E2open Intermediate, LLC, E2open, LLC, Goldman Sachs Bank USA, and the financial institutions parties thereto as lenders and issuing banks (incorporated by reference to Exhibit 10.4 of E2open Parent Holdings, Inc.’s Form 8-K (File No. 001-39272), filed with the SEC on September 2, 2021)

10.17 *

Amendment No. 3 to Credit Agreement, dated April 6, 2022, by and among E2open Intermediate, LLC, E2open, LLC, Goldman Sachs Bank USA, and the financial institutions parties thereto as lenders and issuing banks

10.18 +*		E2open Parent Holdings, Inc. 2021 Omnibus Incentive Plan, As Amended and Restated
10.19 +*		Form of Executive Stock Option Grant Notice
10.20 +*		Form of Executive Performance Based Restricted Stock Unit Notice
10.21 +*		Form of Executive Restricted Stock Unit Notice
10.22 +

E2open Parent Holdings, Inc. 2021 Terms of Employment, dated March 1, 2021, between the Company, E2open, LLC and the executive named therein (incorporated by reference to Exhibit 10.1 of E2open Parent Holdings, Inc.’s Form 8-K (File No. 001-39272), filed with the SEC on March 1, 2021).

10.23 +

Executive Severance Plan, dated as of February 4, 2021, by and among E2open Parent Holdings, Inc. and the executive named therein (incorporated by reference to Exhibit 10.15 of E2open Parent Holdings, Inc.'s Form 10-K (File No. 001-39272), filed with the SEC on May 20, 2021).

10.24 +

Executive Annual Incentive Plan of E2open Parent Holdings, Inc. (incorporated by reference to Exhibit 10.2 of E2open Parent Holdings, Inc’s Form 8-K (File No. 001-39272, filed with the SEC on March 1, 2021)

10.25 +*		Executive Severance Agreement dated April 26, 2022 between E2open, LLC and Jarett Janik.
21.1*		List of Subsidiaries of the Company
31.1*		Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*		Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*		Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*		Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	—	XBRL Instance Document.
101.SCH	—	XBRL Taxonomy Extension Schema Document.
101.CAL	—	XBRL Taxonomy Extension Valuation Linkbase Document.
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith

+ Indicates a management or compensatory plan.

† Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Registration S-K. The Registrant hereby agrees to furnish a copy of any omitted schedules to the Commission upon request

Item 16. Form 10-K Summary

None.

E2open Parent Holdings, Inc.

Schedule II – Valuation and Qualifying Accounts

(In thousands)

($ in thousands)	Balance at Beginning of Period	Additions Charged to Operations	Acquired through Acquisitions	Additions Charged to Goodwill	Net Deductions		Balance at End of Period
Allowance for Credit Losses
Successor:
Fiscal Year Ended February 28, 2022	$908	$1,906	$1,779	$11	$1,549	(a)	$3,055
February 4, 2021 through February 28, 2021	1,011	152	—	—	255	(a)	908
Predecessor:
March 1, 2020 through February 3, 2021	1,945	1,535	—	—	2,469	(a)	1,011
Fiscal Year Ended February 29, 2020	1,631	2,622	—	—	2,308	(a)	1,945

Deferred Tax Asset Valuation Allowance
Successor:
Fiscal Year Ended February 28, 2022	$27,030	$17,394	$—	$13,671	$1,478	(b)	$56,617
February 4, 2021 through February 28, 2021	30,345	3,581	—	—	6,896	(b)	27,030
Predecessor:
March 1, 2020 through February 3, 2021	22,855	13,063	—	—	5,573	(b)	30,345
Fiscal Year Ended February 29, 2020	16,705	3,076	—	4,283	1,209	(b)	22,855

(a)
Represents write-offs of accounts receivable, net of recoveries.
(b)
Represents current year releases credited to expense and current year reductions due to decreases in net deferred tax assets.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

E2open Parent Holdings, Inc.
(Registrant)

/s/ Michael A. Farlekas
April 29, 2022	Michael A. Farlekas

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

Signature	Capacity	Date
/s/ Michael A. Farlekas	Chief Executive Officer	April 29, 2022
Michael A. Farlekas	(Principal Executive Officer)

/s/ Jarett J. Janik	Chief Financial Officer	April 29, 2022
Jarett J. Janik	(Principal Financial Officer)

/s/ Deepa L. Kurian	Chief Accounting Officer	April 29, 2022
Deepa L. Kurian	(Principal Accounting Officer)

/s/ Chinh E. Chu	Chairman of the Board of Directors	April 29, 2022
Chinh E. Chu

/s/ Keith W. Abell	Director	April 29, 2022
Keith W. Abell

/s/ Dr. Stephen C. Daffron	Director	April 29, 2022
Dr. Stephen C. Daffron

/s/ Martin Fichtner	Director	April 29, 2022
Martin Fichtner

/s/ Eva F. Harris	Director	April 29, 2022
Eva F. Harris

/s/ Ryan M. Hinkle	Director	April 29, 2022
Ryan M. Hinkle

/s/ Timothy I Maudlin	Director	April 29, 2022
Timothy I. Maudlin

/s/ Deep Shah	Director	April 29, 2022
Deep Shah