Form 10-Q
period 2022-05-31
E2open Parent Holdings, Inc.
filed 2022-07-11
CIK 1800347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 301,919,341 shares of common stock, $0.0001 par value per share, issued and outstanding as of July 7, 2022.

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

Common Units

common units representing limited liability company interests of E2open Holdings, LLC, which are non-voting, economic interests in E2open Holdings, LLC. Every economic common unit is tied to one voting share of Class V Common Stock of E2open Holdings Parent, Inc.

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

Investor Rights Agreement

agreement amended and restated on September 1, 2021 providing Insight Partners, CC Capital, Francisco Partners and Temasek the right to nominate members to the board of directors, requires parties to vote in favor of director nominees recommended by the board of directors, requires the registration of securities within 30 days of September 1, 2021 and limited the transfer of beneficially owned shares of common stock prior to February 28, 2022.

LIBOR	London Interbank Offered Rate

Logistyx

Logistyx Technologies, LLC, a private limited liability company headquartered in Chicago, Illinois, which connects top retailers, manufacturers and logistics providers to more than 550 in-network carriers with strategic parcel shipping and omni-channel fulfillment technology.

nm	not meaningful

NYSE	New York Stock Exchange

PIPE	private investment in public equity; financing from institutional investors

Purchase Agreement	Share Purchase Deed entered into on May 27, 2021 with BluJay

RCU	restricted common units representing Series 1 and Series 2 of E2open Holdings, LLC

SCM	omni-channel and supply chain management

SEC	U.S. Securities and Exchange Commission

Temasek	Temasek Holdings (Private) Limited

U.S. GAAP	generally accepted accounting principles in the United States

VWAP	daily per share volume-weighted average price of the Class A Common Stock on the NYSE as displayed on the Bloomberg page under the heading Bloomberg VWAP

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

These forward-looking statements are based on information available as of the date of this Quarterly Report and management’s then current expectations, forecasts and assumptions, and involve a number of judgments, known and unknown risks and uncertainties and other factors, many of which are outside our control and our directors, officers and affiliates. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date. We do not undertake any obligation to update, add or to otherwise correct any forward-looking statements contained herein to reflect events or circumstances after the date they were made, whether as a result of new information, future events, inaccuracies that become apparent after the date hereof or otherwise, except as may be required under applicable securities laws.

As a result of a number of known and unknown risks and uncertainties, our results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

•
volatile, negative or uncertain economic and political conditions, including the invasion of Ukraine by Russia, the related sanctions and other measures that have been and continue to be imposed in response to the conflict, as well as the current inflationary environment and the effects of these conditions on our clients' businesses and levels of business activity;
•
risks associated with our past and prospective acquisitions (including the BluJay and Logistyx acquisitions), including the failure to successfully integrate operations, personnel, systems and products of the acquired companies, adverse tax consequences of acquisitions, greater than expected liabilities of the acquired companies, charges to earnings from acquisitions, the ability of the combined company to grow and manage profitability, maintain relationships with clients and suppliers and retain its management and key employees, and the ability to recognize the anticipated benefits of the acquisition;
•
the inability to develop and maintain effective internal controls over financial reporting;
•
the inability to attract new clients or upsell/cross sell existing clients or the failure to renew existing client subscriptions on term favorable to us;
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

For a further discussion of these and other factors that could impact our future results and performance, see Part I, Item 1A., Risk Factors in our Annual Report on Form 10-K for the fiscal year ended February 28, 2022, filed with the SEC on April 29, 2022 (2022 Form 10-K).

PART I—Financial Information

Item 1. Financial Statements.

E2open Parent Holdings, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)	May 31, 2022	February 28, 2022
	(Unaudited)
Assets
Cash and cash equivalents	$129,191	$155,481
Restricted cash	26,944	19,073
Accounts receivable - net of allowance of $4,189 and $3,055 as of May 31, 2022 and February 28, 2022, respectively	118,867	155,341
Prepaid expenses and other current assets	28,629	26,243
Total current assets	303,631	356,138
Long-term investments	199	208
Goodwill	3,847,094	3,756,871
Intangible assets, net	1,193,400	1,181,390
Property and equipment, net	72,893	65,937
Operating lease right-of-use assets	28,761	28,102
Other noncurrent assets	20,011	16,809
Total assets	$5,465,989	$5,405,455
Liabilities and Stockholders' Equity
Accounts payable and accrued liabilities	$123,100	$131,246
Incentive program payable	26,944	19,073
Deferred revenue	178,122	190,992
Payable to Logistyx sellers	56,943	—
Current portion of notes payable	10,994	89,097
Current portion of operating lease obligations	8,240	7,652
Current portion of financing lease obligations	2,206	2,307
Total current liabilities	406,549	440,367
Long-term deferred revenue	1,562	1,141
Operating lease obligations	21,652	21,202
Financing lease obligations	1,882	1,950
Notes payable	1,048,156	863,577
Tax receivable agreement liability	68,260	66,590
Warrant liability	61,684	67,139
Contingent consideration	41,368	45,568
Deferred taxes	371,461	413,038
Other noncurrent liabilities	707	712
Total liabilities	2,023,281	1,921,284
Commitments and Contingencies (Note 26)
Stockholders' Equity
Class A common stock; $0.0001 par value, 2,500,000,000 shares authorized; 301,602,980 and 301,536,621 issued and 301,426,326 and 301,359,967 outstanding as of May 31, 2022 and February 28, 2022, respectively	31	31
Class V common stock; $0.0001 par value; 42,747,890 shares authorized; 33,535,839 and 33,560,839 issued and outstanding as of May 31, 2022 and February 28, 2022, respectively	—	—
Series B-1 common stock; $0.0001 par value; 9,000,000 shares authorized; 94 shares issued and outstanding	—	—
Series B-2 common stock; $0.0001 par value; 4,000,000 shares authorized; 3,372,184 issued and outstanding	—	—
Additional paid-in capital	3,364,272	3,362,219
Accumulated other comprehensive loss	(49,719)	(19,019)
Accumulated deficit	(166,332)	(154,976)
Treasury stock, at cost: 176,654 shares	(2,473)	(2,473)
Total E2open Parent Holdings, Inc. equity	3,145,779	3,185,782
Noncontrolling interest	296,929	298,389
Total stockholders' equity	3,442,708	3,484,171
Total liabilities and stockholders' equity	$5,465,989	$5,405,455

See notes to condensed consolidated financial statements.

E2open Parent Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended May 31,
(In thousands, except per share amounts)	2022	2021
Revenue
Subscriptions	$129,547	$51,034
Professional services and other	30,834	15,293
Total revenue	160,381	66,327
Cost of Revenue
Subscriptions	33,134	16,508
Professional services and other	20,646	10,140
Amortization of acquired intangible assets	24,901	11,511
Total cost of revenue	78,681	38,159
Gross Profit	81,700	28,168
Operating Expenses
Research and development	22,562	15,701
Sales and marketing	24,155	12,514
General and administrative	20,346	13,717
Acquisition-related expenses	6,764	9,778
Amortization of acquired intangible assets	21,535	3,830
Total operating expenses	95,362	55,540
Loss from operations	(13,662)	(27,372)
Other income (expense)
Interest and other expense, net	(15,413)	(4,903)
Change in tax receivable agreement liability	(1,670)	(2,499)
Gain (loss) from change in fair value of warrant liability	5,455	(59,943)
Gain (loss) from change in fair value of contingent consideration	4,200	(73,260)
Total other expenses	(7,428)	(140,605)
Loss before income tax provision	(21,090)	(167,977)
Income tax benefit (expense)	8,469	(1,378)
Net loss	(12,621)	(169,355)
Less: Net loss attributable to noncontrolling interest	(1,265)	(27,097)
Net loss attributable to E2open Parent Holdings, Inc.	$(11,356)	$(142,258)

Weighted average common shares outstanding:
Basic	301,373	187,051
Diluted	301,373	187,051
Net loss attributable to E2open Parent Holdings, Inc. common shareholders per share:
Basic	$(0.04)	$(0.76)
Diluted	$(0.04)	$(0.76)

See notes to condensed consolidated financial statements.

E2open Parent Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended May 31,
(In thousands)	2022	2021
Net loss	$(12,621)	$(169,355)
Other comprehensive (loss) income, net:
Net foreign currency translation (loss) income, net of tax of $19,379 as of May 31, 2022	(30,700)	1,475
Total other comprehensive (loss) income, net	(30,700)	1,475
Comprehensive loss	(43,321)	(167,880)
Less: Comprehensive loss attributable to noncontrolling interest	(4,342)	(26,861)
Comprehensive loss attributable to E2open Parent Holdings, Inc.	$(38,979)	$(141,019)

See notes to condensed consolidated financial statements.

E2open Parent Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total E2open Equity	Noncontrolling Interest	Total Equity
Balance, February 28, 2021	$19	$2,071,206	$2,388	$10,800	$—	$2,084,413	$392,945	$2,477,358
Share-based compensation	—	2,043	—	—	—	2,043	—	2,043
Other comprehensive income	—	—	1,475	—	—	1,475	—	1,475
Net loss	—	—	—	(142,258)	—	(142,258)	(27,097)	(169,355)
Balance, May 31, 2021	$19	$2,073,249	$3,863	$(131,458)	$—	$1,945,673	$365,848	$2,311,521

(In thousands)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total E2open Equity	Noncontrolling Interest	Total Equity
Balance, February 28, 2022	$31	$3,362,219	$(19,019)	$(154,976)	$(2,473)	$3,185,782	$298,389	$3,484,171
Share-based compensation	—	3,188	—	—	—	3,188	—	3,188
Conversion of Common Units to common stock	—	195	—	—	—	195	(195)	—
Vesting of restricted stock awards, net of shares withheld for taxes	—	(1,330)	—	—	—	(1,330)	—	(1,330)
Other comprehensive loss	—	—	(30,700)	—	—	(30,700)	—	(30,700)
Net loss	—	—	—	(11,356)	—	(11,356)	(1,265)	(12,621)
Balance, May 31, 2022	$31	$3,364,272	$(49,719)	$(166,332)	$(2,473)	$3,145,779	$296,929	$3,442,708

See notes to condensed consolidated financial statements.

E2open Parent Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended May 31,
(In thousands)	2022	2021
Cash flows from operating activities
Net loss	$(12,621)	$(169,355)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	53,297	20,205
Amortization of deferred commissions	849	158
Provision for credit losses	146	245
Amortization of debt issuance costs	1,378	667
Amortization of operating lease right-of-use assets	3,175	1,372
Share-based compensation	3,188	2,043
Change in tax receivable agreement liability	1,670	2,499
(Gain) loss from change in fair value of warrant liability	(5,455)	59,943
(Gain) loss from change in fair value of contingent consideration	(4,200)	73,260
Gain on disposal of property and equipment	—	(187)
Changes in operating assets and liabilities:
Accounts receivable	41,661	51,771
Prepaid expenses and other current assets	864	552
Other noncurrent assets	(743)	(1,399)
Accounts payable and accrued liabilities	(8,079)	(9,234)
Incentive program payable	7,872	(1,010)
Deferred revenue	(23,197)	9,611
Changes in other liabilities	(34,925)	(1,875)
Net cash provided by operating activities	24,880	39,266
Cash flows from investing activities
Payments for acquisitions - net of cash acquired	(124,168)	—
Capital expenditures	(19,279)	(12,385)
Minority investment in private firm	(3,000)	—
Net cash used in investing activities	(146,447)	(12,385)
Cash flows from financing activities
Proceeds from indebtedness	190,000	—
Repayments of indebtedness	(82,756)	(153)
Repayments of financing lease obligations	(219)	(546)
Payments of debt issuance costs	(4,766)	—
Net cash provided by (used in) financing activities	102,259	(699)
Effect of exchange rate changes on cash and cash equivalents	889	(1,161)
Net (decrease) increase in cash, cash equivalents and restricted cash	(18,419)	25,021
Cash, cash equivalents and restricted cash at beginning of period	174,554	207,542
Cash, cash equivalents and restricted cash at end of period	$156,135	$232,563

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$129,191	$220,748
Restricted cash	26,944	11,815
Total cash, cash equivalents and restricted cash	$156,135	$232,563

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

On February 4, 2021 (Closing Date), CCNB1 and E2open Holdings, LLC and its operating subsidiaries (E2open Holdings) completed a business combination (Business Combination) contemplated by the definitive Business Combination Agreement entered into on October 14, 2020 (Business Combination Agreement). In connection with the finalization of the Business Combination, CCNB1 changed its name to “E2open Parent Holdings, Inc.” (E2open) and changed its jurisdiction of incorporation from the Cayman Islands to the State of Delaware (Domestication).

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

We are headquartered in Austin, Texas. We are a leading provider of cloud-based, end-to-end omni-channel and supply chain management software. Our software combines networks, data and applications to provide a deeply embedded, mission-critical platform that allows clients to optimize their supply chain by accelerating growth, reducing costs, increasing visibility and driving improved resiliency. Given the business-critical nature of our solutions, we maintain deep, long-term relationships with our clients across a wide range of end-markets, including technology, consumer, industrial and transportation, among others.

Basis of Presentation

These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. Investments in other companies are carried at cost. See Note 10, Investments for additional information. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended May 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2023. For further information, refer to the consolidated financial statements and notes thereto included in our 2022 Form 10-K.

Use of Estimates

The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported results of operations during the reporting period. Such management estimates include allowance for credit losses, goodwill and other long-lived assets, estimates of standalone selling price of performance obligations for revenue contracts with multiple performance obligations, share-based compensation, valuation allowances for deferred tax assets and uncertain tax positions, tax receivable agreement liability, warrants, contingent consideration and the accounting for business combinations. These estimates are based on information available as of the date of the condensed consolidated financial statements; therefore, actual results could differ from management’s estimates.

Seasonality

Our quarterly operating results have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control, including seasonality in our business as a result of client budget cycles and customary European vacation schedules, with higher sales typically in the third and fourth fiscal quarters. As a result, our past results may not be indicative of our future performance and comparing our operating results on a period-to-period basis may not be meaningful.

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

3. Acquisitions

Logistyx Acquisition

On March 2, 2022, E2open, LLC acquired all of the issued and outstanding membership interests of Logistyx for a purchase price of $185 million, with an estimated fair value of $183.4 million, including $90 million paid in cash at closing (Logistyx Acquisition). An additional $95 million, subject to standard working capital adjustments and other contractual provisions, will be paid in two installments on May 31, 2022 and August 29, 2022. We have the option to finance the remaining payments, at our discretion, through cash or a combination of cash and Class A Common Stock. The May 31, 2022 payment of $37.4 million was paid in cash. The August 29, 2022 payment shall consist of at least $26.1 million in cash with the total payment equal to $57.6 million, subject to standard working capital adjustments and other contractual provisions. The Logistyx Acquisition was accounted for as a business combination under ASC 805, Business Combinations.

The following summarizes the consideration paid for the Logistyx Acquisition.

($ in thousands)	Fair Value
Cash consideration to Logistyx at fair value	$153,090
Cash repayment of debt	29,777
Cash paid for seller transaction costs	489
Estimated consideration paid for the Logistyx Acquisition	$183,356

We recorded the preliminary allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their fair values as of March 2, 2022. The preliminary purchase price allocation is as follows:

($ in thousands)	Preliminary Purchase Price Allocation
Cash and cash equivalents	$1,563
Account receivable, net	5,332
Other current assets	3,335
Property and equipment, net	144
Intangible assets	67,200
Goodwill (1)	125,896
Non-current assets	619
Accounts payable	(5,897)
Current liabilities	(3,931)
Deferred revenue (2)	(10,747)
Non-current liabilities	(158)
Total assets acquired and liabilities assumed	$183,356

(1)
Goodwill represents the excess of the purchase price over the estimated fair value of the identifiable net assets acquired in the Logistyx Acquisition. Goodwill associated with the Logistyx Acquisition is deductible for tax purposes at the U.S. entity level.
(2)
The deferred revenue was recorded under ASC 606 in accordance with ASU 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers; therefore, a reduction in deferred revenues related to the estimated fair values of the acquired deferred revenues was not required.

The fair value of the intangible assets is as follows:

($ in thousands)	Useful Lives	Fair Value
Trade name	1	$500
Developed technology (1)	6.4	33,600
Client relationships (2)	13	32,300
Backlog (3)	2.5	800
Total intangible assets		$67,200

(1)
The developed technology represents technology developed by Logistyx and acquired by E2open, which was valued using the multi-period excess earnings method, a form of the income approach considering technology migration.
(2)
The client relationships represent the existing client relationships of Logistyx and acquired by E2open that was estimated by applying the with-and-without methodology, a form of the income approach.
(3)
The backlog represents the present value of future cash flows from contracts with clients where service has not been performed and billing has not occurred.

The preliminary allocation of the purchase price is based on preliminary valuations performed to determine the fair value of the net assets as of March 2, 2022. This allocation is subject to revision as the assessment is based on preliminary information subject to refinement.

We incurred $3.0 million ($0.7 million as of February 28, 2022) of expenses directly related to the Logistyx Acquisition through May 31, 2022 which are included in acquisition-related expense in the Condensed Consolidated Statements of Operations. Included in these expenses were $1.6 million acquisition-related advisory fees which were incurred on March 2, 2022. At the closing of the Logistyx Acquisition, we paid $0.5 million of acquisition-related advisory fees and other expenses related to the Logistyx Acquisition on behalf of Logistyx. These expenses were part of the purchase price consideration and not recognized as expense in our or Logistyx's Condensed Consolidated Statements of Operations.

BluJay Acquisition

On May 27, 2021, we entered into a Purchase Agreement with the BluJay Sellers to acquire all of the outstanding equity of BluJay. On September 1, 2021 (Acquisition Date), we completed the acquisition of BluJay (BluJay Acquisition). The BluJay Acquisition was accounted for as a business combination under ASC 805, Business Combinations.

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

We recorded the preliminary allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their fair values as of the Acquisition Date. The preliminary purchase price allocation is as follows:

($ in thousands)	Preliminary Purchase Price Allocation	Adjustments (4)	Updated Preliminary Purchase Price Allocation
Cash and cash equivalents	$23,773	$—	$23,773
Account receivable, net	33,834	(12)	33,822
Other current assets	10,352	865	11,217
Property and equipment, net	6,503	—	6,503
Operating lease right-of-use assets	9,018	—	9,018
Intangible assets	484,800	—	484,800
Goodwill (1)	1,152,084	(2,218)	1,149,866
Non-current assets	2,200	(2,016)	184
Accounts payable	(11,773)	143	(11,630)
Current liabilities (2)	(33,530)	10,652	(22,878)
Deferred revenue (3)	(39,283)	—	(39,283)
Deferred taxes	(101,936)	(7,414)	(109,350)
Non-current liabilities	(7,171)	—	(7,171)
Total assets acquired and liabilities assumed	$1,528,871	$—	$1,528,871

(1)
Goodwill represents the excess of the purchase price over the estimated fair value of the identifiable net assets acquired in the BluJay Acquisition. Goodwill associated with the BluJay Acquisition is not deductible for tax purposes.
(2)
Current liabilities include a $2.7 million deferred acquisition liability that was acquired related to a prior acquisition by BluJay. The deferred acquisition liability was a fixed amount that was determined at the closing of the acquisition and payable after a certain period of time. The deferred acquisition liability was paid in December 2021.
(3)
The deferred revenue was recorded under ASC 606 in accordance with ASU 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers; therefore, a reduction in deferred revenues related to the estimated fair values of the acquired deferred revenues was not required.
(4)
The adjustments primarily relate to the jurisdictional netting of income taxes, impact of a tax rate change on the deferred balance and the reinstatement of income tax receivables along with the true-up of accrued liabilities.

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

We incurred $33.7 million of expenses directly related to the BluJay Acquisition during the year ended February 28, 2022, which are included in acquisition-related expense in the Condensed Consolidated Statements of Operations. Included in these expenses were $13.4 million acquisition-related advisory fees which were incurred on the Acquisition Date. In addition, we paid $10.4 million of debt issuance costs associated with the $380.0 million incremental term loan on the Acquisition Date which were capitalized and recorded as a reduction of the outstanding debt balances. At the closing of the BluJay Acquisition, we paid $7.1 million in fees related to the $300.0 million PIPE financing which were recorded as a reduction to the proceeds from the issuance of Class A Common Stock in the Condensed Consolidated Statements of Stockholders' Equity. Additionally, we paid $26.7 million of acquisition-related advisory fees and other expenses related to the BluJay Acquisition on behalf of BluJay. These expenses were part of the purchase price consideration and not recognized as expense in our or BluJay's Condensed Consolidated Statements of Operations.

Additionally, the Investor Rights Agreement was amended and restated to add certain of BluJay's existing stockholders as parties, including certain affiliates of Francisco Partners and Temasek, as well as include a six-month lock-up period from September 1, 2021 through February 28, 2022 for certain equity holders of E2open and BluJay. The Investor Rights Agreement also provides Francisco Partners and Temasek the right to nominate one member each to our board of directors. Mr. Deep Shah, nominated by Francisco Partners, and Mr. Martin Fichtner, nominated by Temasek, became new directors on September 1, 2021.

Unaudited Pro Forma Operating Results

The following unaudited pro forma combined financial information presents the results of operations as if the BluJay and Logistyx acquisitions happened as of March 1, 2021. The unaudited pro forma results may not necessarily reflect actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations. The unaudited pro forma results reflect the step-up amortization adjustments for the fair value of intangible assets acquired, the elimination of historical interest expense incurred by BluJay and Logistyx on its debt and the incurrence of interest expense related to the issuance of debt in connection with the BluJay and Logistyx acquisitions, transaction expenses, nonrecurring post-combination compensation expense and the related adjustment to the income tax provision.

Three Months Ended
($ in millions)	May 31, 2021
Total revenue	$123.6
Net loss	(212.8)
Less: Net loss attributable to noncontrolling interest	(23.4)
Net loss attributable to E2open Parent Holdings, Inc.	$(189.4)

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

We had $129.2 million in cash and cash equivalents as of May 31, 2022. We believe our existing cash and cash equivalents, cash provided by operating activities, and, if necessary, the borrowing capacity of up to $155.0 million available under our 2021 Revolving Credit Facility (see Note 13, Notes Payable) will be sufficient to meet our working capital, debt repayment and capital expenditure requirements for at least the next twelve months.

In the future, we may enter into arrangements to acquire or invest in complementary businesses. To facilitate these acquisitions or investments, we may seek additional equity or debt financing.

5. Accounts Receivable

Accounts receivable, net consisted of the following:

($ in thousands)	May 31, 2022	February 28, 2022
Accounts receivable	$107,214	$143,799
Unbilled receivables	15,842	14,597
Less: Allowance for credit losses	(4,189)	(3,055)
Accounts receivable, net	$118,867	$155,341

Unbilled receivables represent revenue recognized for performance obligations that have been satisfied but for which amounts have not been billed, which we also refer to as contract assets.

The allowance for credit losses was comprised of the following:

($ in thousands)	Amount
Balance, February 28, 2021	$(908)
BluJay Acquisition	(1,779)
Additions (1)	(1,917)
Write-offs	1,549
Balance, February 28, 2022	(3,055)
Logistyx Acquisition	(329)
Additions (1)	(1,699)
Write-offs	894
Balance, May 31, 2022	$(4,189)

(1)
Includes the provision for credit losses and the reduction to deferred revenue.

6. Prepaid and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

($ in thousands)	May 31, 2022	February 28, 2022
Prepaid software and hardware license and maintenance fees	$5,853	$6,022
Income and other taxes receivable	4,401	4,544
Prepaid insurance	4,951	3,401
Deferred commissions	3,153	2,867
Prepaid marketing	1,911	1,124
Security deposits	1,722	1,044
Other prepaid expenses and other current assets	6,638	7,241
Total prepaid expenses and other current assets	$28,629	$26,243

Amortization of software licenses held under financing leases is included in cost of revenue and operating expenses. Prepaid maintenance, services and insurance are expensed over the term of the underlying agreements.

7. Goodwill

The following table presents the changes in goodwill:

($ in thousands)	Amount
Balance, February 28, 2021	$2,628,646
Business Combination purchase price adjustment (1)	407
BluJay Acquisition (2)	1,155,321
Currency translation adjustment	(27,503)
Balance, February 28, 2022	3,756,871
BluJay Acquisition adjustment (2)	(5,455)
Logistyx Acquisition (3)	125,896
Currency translation adjustment	(30,218)
Balance, May 31, 2022	$3,847,094

(1)
Consists of the post-closing adjustment of consideration and associated tax adjustments required as part of the merger transaction pursuant to Section 3.5 of the Business Combination Agreement. On July 6, 2021, we issued additional Class A Common Stock and Common Units valued at $3.0 million in total pro rata to the various parties who received consideration in February 2021 at the closing of the Business Combination in the form of shares of Class A Common Stock, Common Units and cash. Additional tax adjustments were required during the third quarter of fiscal year 2022.
(2)
Represents the goodwill acquired in the BluJay Acquisition as of September 1, 2021 and subsequent purchase price adjustments. See Note 3, Acquisitions for additional information.

(3)
Represents the goodwill acquired in the Logistyx Acquisition as of March 2, 2022. See Note 3, Acquisitions for additional information.

8. Intangible Assets, Net

Intangible assets, net consisted of the following:

	May 31, 2022
($ in thousands)	Weighted Average Useful Life	Cost	Accumulated Amortized	Net
Indefinite-lived:
Trademark / Trade name	Indefinite	$110,000	$—	$110,000
Definite-lived:
Client relationships	13.7	504,658	(63,736)	440,922
Technology	7.3	693,779	(96,848)	596,931
Content library	10.0	50,000	(6,622)	43,378
Trade name	1.0	3,979	(2,530)	1,449
Backlog	2.5	800	(80)	720
Total definite-lived		1,253,216	(169,816)	1,083,400
Total intangible assets		$1,363,216	$(169,816)	$1,193,400

	February 28, 2022
($ in thousands)	Weighted Average Useful Life	Cost	Accumulated Amortized	Net
Indefinite-lived:
Trademark / Trade name	Indefinite	$109,998	$—	$109,998
Definite-lived:
Client relationships	13.6	476,584	(45,467)	431,117
Technology	7.3	666,160	(72,414)	593,746
Content library	10.0	50,000	(5,372)	44,628
Trade name	1.0	3,705	(1,804)	1,901
Total definite-lived		1,196,449	(125,057)	1,071,392
Total intangible assets		$1,306,447	$(125,057)	$1,181,390

The e2open trade name is indefinite-lived. Acquired trade names are definite-lived as over time we rebrand acquired products and services as e2open.

Amortization of intangible assets is recorded in cost of revenue and operating expenses in the Condensed Consolidated Statements of Operations. We recorded amortization expense related to intangible assets of $46.4 million and $15.3 million for the three months ended May 31, 2022 and 2021, respectively.

9. Property and Equipment, Net

Property and equipment, net consisted of the following:

($ in thousands)	May 31, 2022	February 28, 2022
Computer equipment	$39,854	$33,228
Software	49,758	43,821
Furniture and fixtures	3,596	3,509
Leasehold improvements	10,338	9,067
Gross property and equipment	103,546	89,625
Less accumulated depreciation and amortization	(30,653)	(23,688)
Property and equipment, net	$72,893	$65,937

Computer equipment and software include assets held under financing leases. Amortization of assets held under financing leases is included in depreciation expense. See Note 24, Leases for additional information regarding our financing leases.

Depreciation expense was $6.9 million and $4.9 million for the three months ended May 31, 2022 and 2021, respectively.

We had capitalized software costs of $23.6 million and $20.9 million as of May 31, 2022 and February 28, 2022, respectively. We recognized $0.9 million and $0.7 million of amortized capitalized software development costs for the three months ended May 31, 2022 and 2021, respectively.

10. Investments

On February 4, 2022, we made a minority investment of $2.5 million in a private firm focused on supply chain financing. We made the required second investment of $2.5 million on May 5, 2022 along with $0.5 million of transaction fees.

This minority investment does not have a readily determinable fair value; therefore, we elected the measurement alternative for our minority investment. The investment is measured at cost, less impairment and adjusted for qualifying observable price changes and recorded in other noncurrent assets in the Condensed Consolidated Balance Sheets.

We regularly evaluate the carrying value of our investment for impairment and whether any events or circumstances are identified that would significantly harm the fair value of the investment. In the event a decline in fair value is less than the investment’s carrying value, we will record an impairment charge in other income (expense) in the Condensed Consolidated Statements of Operations. We have not recorded any impairment charges related to this minority investment.

11. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

($ in thousands)	May 31, 2022	February 28, 2022
Accrued compensation	$32,511	$63,101
Accrued severance and retention	1,502	1,909
Trade accounts payable	35,563	33,158
Accrued professional services	3,728	5,440
Restructuring liability	307	778
Taxes payable	24,533	2,702
Interest payable	3,940	2,398
Client deposits	2,322	2,214
Other	18,694	19,546
Total accounts payable and accrued liabilities	$123,100	$131,246

In the 2022 Form 10-K, $0.8 million of accrued expenses related to accrued severance and retention were reflected in accrued compensation. These amounts have been reclassified to accrued severance and retention to correspond to the current year presentation. See Note 17, Severance and Exit Costs for additional information.

12. Tax Receivable Agreement

E2open Holdings entered into a Tax Receivable Agreement with selling equity holders of E2open Holdings that requires us to pay 85% of the tax savings that are realized because of increases in the tax basis in E2open Holdings' assets. This increase is either from the sale Common Units or exchange of the Common Units for shares of Class A Common Stock and cash, as well as tax benefits attributable to payments under the Tax receivable Agreement. We will retain the benefit of the remaining 15% of these cash savings. The Tax Receivable Agreement will continue until all such tax benefits have been utilized or expired unless E2open Holdings exercises its right to terminate the Tax Receivable Agreement for an amount representing the present value of anticipated future tax benefits under the Tax Receivable Agreement or certain other accelerated events occur.

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

Significant inputs and assumptions were used to preliminarily estimate the future expected payments including the timing of the realization of the tax benefits, a tax rate of 24.1% and an imputed interest rate of 7% based on our cost of debt plus an incremental premium. Changes in any of these or other factors are expected to impact the timing and amount of gross payments. The fair value of these obligations will be accreted to the amount of the gross expected obligation. In addition, if E2open Holdings were to exercise its right to terminate the Tax Receivable Agreement or certain other acceleration events occur, E2open Holdings will be required to make immediate cash payments. Such cash payments will be equal to the present value of the assumed future realized tax benefits based on a set of assumptions and using an agreed upon discount rate, as defined in the Tax Receivable Agreement. The early termination payment may be made significantly in advance of the actual realization, if any, of those future tax benefits. Such payments will be calculated based on certain assumptions, including that E2open Holdings has sufficient taxable income to utilize the full amount of any tax benefits subject to the Tax Receivable Agreement over the period specified therein. The payments that E2open Holdings will be required to make will generally reduce the amount of the overall cash flow that might have otherwise been available, but we expect the cash tax savings we will realize from the utilization of the related tax benefits will exceed the amount of any required payments.

Pursuant to ASC 805, Business Combination and relevant tax law, we have calculated the fair value of the tax receivable agreement payments related to the transaction at the acquisition date and identified the timing of the utilization of the tax attributes. Under ASC 805, the Tax Receivable Agreement liability, as of the acquisition date, will be revalued at the end of each reporting period with the gain or loss as well as the associated interest reflected in the change in tax receivable agreement liability in the Condensed Consolidated Statements of Operations in the period in which the event occurred. Interest will accrue on the tax receivable agreement liability at a rate of LIBOR plus 100 basis points. In addition, under ASC 450, Contingencies transactions with partnership unit holders after the acquisition date will result in additional Tax Receivable Agreement liabilities that are recorded on a gross undiscounted basis. The Tax Receivable Agreement liability was $68.3 million and $66.6 million as of May 31, 2022 and February 28, 2022, respectively. The discount rate used for the ASC 805 calculation was 8.9% and 8.2% as of May 31, 2022 and February 28, 2022, respectively, based on our cost of debt plus an incremental premium. During the three months ended May 31, 2022 and 2021, a loss of $1.7 million and $2.5 million, respectively, was recorded as a change in the tax receivable agreement liability on the Condensed Consolidated Statements of Operations related to the ASC 805 discounted liability. There was no adjustment recorded related to the ASC 450 liability during the three months ended May 31, 2022 and 2021.

13. Notes Payable

Notes payable outstanding were as follows:

($ in thousands)	May 31, 2022	February 28, 2022
2021 Term Loan	$1,086,422	$899,163
2021 Revolving Credit Facility	—	80,000
Other notes payable	32	47
Total notes payable	1,086,454	979,210
Less unamortized debt issuance costs	(27,304)	(26,536)
Total notes payable, net	1,059,150	952,674
Less current portion	(10,994)	(89,097)
Notes payable, less current portion, net	$1,048,156	$863,577

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

The 2021 Revolving Credit Facility will mature on February 4, 2026. E2open, LLC can request increases in the revolving commitments and additional term loan facilities, in minimum amounts of $2.0 million for each facility. Principal payments are due on the Credit Agreement the last day of each February, May, August and November commencing August 2021. The Credit Agreement was payable in quarterly installments of $1.3 million beginning in August 2021; however, the payments were increased to $2.3 million with the addition of the incremental term loan beginning in November 2021. The payment increased to $2.7 million with the addition of the $190.0 million incremental term loan beginning in May 2022. The Credit Agreement is payable in full on February 4, 2028.

The proceeds from the $190.0 incremental term loan were used to repay the $80.0 million outstanding balance under the 2021 Revolving Credit Facility incurred to finance the initial payment for the Logistyx Acquisition. The additional cash was used to pay the $37.4 million payment due to Logistyx in May 2022 and may be used to pay the remaining $57.6 million payment due to Logistyx in August 2022, should we elect to pay in cash rather than a combination of cash and stock, and may be used for share repurchases or other general corporate purposes.

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

As of May 31, 2022 and February 28, 2022, the 2021 Term Loan had a variable interest rate of 4.83% and 4.00%, respectively. There were no outstanding borrowings, no letters of credit and $155.0 million available borrowing capacity under the 2021 Revolving Credit Facility as of May 31, 2022. There were $80.0 million borrowings outstanding at an interest rate of 5.25%, no letters of credit and $75.0 million available borrowing capacity under the 2021 Revolving Credit Facility as of February 28, 2022. We were in compliance with the First Lien Leverage Ratio for the Credit Agreement as of May 31, 2022 and February 28, 2022.

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

The contingent consideration liability was $41.4 million and $45.6 million as of May 31, 2022 and February 28, 2022, respectively. The fair value remeasurements resulted in a gain of $4.2 million and loss of $63.4 million for the three months ended May 31, 2022 and 2021, respectively.

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

As of June 8, 2021, the 5-day VWAP of our Class A Common Stock exceeded $13.50 per share which was the triggering event for the Series B-1 common stock to automatically convert into our Class A Common Stock on a one-to-one basis. As such, 8,120,273 shares of Series B-1 common stock converted into 8,120,273 shares of Class A Common Stock. There were 94 shares of Series B-1 common stock pending conversion as of May 31, 2022.

There were 3,372,184 shares of Series B-2 common stock outstanding as of May 31, 2022 and February 28, 2022, respectively. The Series B-2 common stock will automatically convert into our Class A Common Stock on a one-to-one basis upon the occurrence of the first day on which the 20-day VWAP is equal to at least $15.00 per share; provided, however, that the reference to $15.00 per share shall be decreased by the aggregate per share amount of dividends actually paid in respect of a share of Class A Common Stock following the closing of the Business Combination.

Similar to the Series B-1 common stock, the 4,379,557 shares of Series 1 RCUs vest and become Common Units of E2open Holdings at such time as the 5-day VWAP of the Class A Common Stock is at least $13.50 per share; however, the $13.50 per share threshold will be decreased by the aggregate amount of dividends per share paid following the closing of the Business Combination.

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

There were 2,627,724 shares of Series 2 RCUs outstanding as of May 31, 2022 and February 28, 2022, respectively. Similar to the Series B-2 common stock, the Series 2 RCUs will vest (a) at such time as the 20-day VWAP of the Class A Common Stock is at least $15.00 per share; however, the $15.00 per share threshold will be decreased by the aggregate amount of dividends per share paid following the closing of the Business Combination; (b) upon the consummation of a qualifying change of control of us or the Sponsor and (c) upon the qualifying liquidation defined in the limited liability company agreement.

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

The fair value remeasurements resulted in a loss of $9.9 million for the three months ended May 31, 2021.

15. Fair Value Measurement

Our financial instruments include cash and cash equivalents; investments; accounts receivable, net; accounts payable; acquisition-related obligations; notes payable; and financing lease obligations. Accounts receivable, net; accounts payable; and acquisition-related obligations are stated at their carrying value, which approximates fair value, due to their short maturity. We measure our cash equivalents and investments at fair value, based on an exchange or exit price which represents the amount that would be received for an asset sale or an exit price, or paid to transfer a liability in an orderly transaction between knowledgeable and willing market participants. We estimate the fair value for notes payable and financing lease obligations by discounting the future cash flows of the related note and lease payments. As of May 31, 2022 and February 28, 2022, the fair value of the cash and cash equivalents, restricted cash, notes payable and financing lease obligations approximates their recorded values.

The following tables set forth details about our investments:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
May 31, 2022
Asset-backed securities	$162	$37	$—	$199

February 28, 2022
Asset-backed securities	$162	$46	$—	$208

Observable inputs are based on market data obtained from independent sources. Unobservable inputs reflect our assessment of the assumptions market participants would use to value certain financial instruments. This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

Our assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy are summarized as follows:

	May 31, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market	$4	$—	$—	$4
Total cash equivalents	4	—	—	4
Investments:
Asset-backed securities	—	199	—	199
Total investments	—	199	—	199
Total assets	$4	$199	$—	$203

Liabilities:
Tax receivable agreement liability	$—	$—	$51,938	$51,938
Warrant liability	24,150	—	37,534	61,684
Contingent consideration	—	—	41,368	41,368
Total liabilities	$24,150	$—	$130,840	$154,990

	February 28, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market	$4	$—	$—	$4
Total cash equivalents	4	—	—	4
Investments:
Asset-backed securities	—	208	—	208
Total investments	—	208	—	208
Total assets	$4	$208	$—	$212

Liabilities:
Tax receivable agreement liability	$—	$—	$50,268	$50,268
Warrant liability	27,324	—	39,815	67,139
Contingent consideration	—	—	45,568	45,568
Total liabilities	$27,324	$—	$135,651	$162,975

Contingent Consideration

The following table provides a reconciliation of the beginning and ending balances of acquisition related accrued earn-outs and contingent consideration using significant unobservable inputs (Level 3) from March 1, 2022 through May 31, 2022 and March 1, 2021 through February 28, 2022:

($ in thousands)	May 31, 2022	February 28, 2022
Beginning of period	$45,568	$152,808
Conversion to Class A Common Stock	—	(175,000)
Cash payments	—	(2,000)
(Gain) loss from fair value of contingent consideration	(4,200)	69,760
End of period	$41,368	$45,568

The change in the fair value of the earn-out is recorded in acquisition-related expenses while the change in the fair value of the contingent consideration is recorded in gain (loss) from change in fair value of contingent consideration in the Condensed Consolidated Statements of Operations.

Tax Receivable Agreement

Our tax receivable agreement liability is measured under both ASC 805 at fair value on a recurring basis using significant unobservable inputs (Level 3) and ASC 450 at book value. The following table provides a reconciliation of the portion of the tax receivable agreement liability measured at fair value under Level 3 from March 1, 2022 through May 31, 2022 and March 1, 2021 through February 28, 2022:

($ in thousands)	May 31, 2022	February 28, 2022
Beginning of period	$50,268	$50,114
Loss from fair value of tax receivable agreement liability	1,670	154
End of period	$51,938	$50,268

The change in the fair value of the tax receivable agreement liability is recorded in change in tax receivable agreement liability in the Condensed Consolidated Statements of Operations.

Warrants

Our warrant liability is measured at fair value on a recurring basis using active market quoted prices (Level 1) and significant unobservable inputs (Level 3). The following table provides a reconciliation of the warrant liability from March 1, 2022 through May 31, 2022 and March 1, 2021 through February 28, 2022:

($ in thousands)	May 31, 2022	February 28, 2022
Beginning of period	$67,139	$68,772
Gain from fair value of warrant liability	(5,455)	(1,633)
End of period	$61,684	$67,139

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

Our public warrants are valued using active market quoted prices, which are Level 1 inputs. The private placement warrants are valued using a binomial pricing model when the warrants are subject to the make-whole table, or otherwise are valued using a Black-Scholes pricing model. The Forward Purchase Warrants are valued utilizing observable market prices for public shares and warrants, relative to the present value of contractual cash proceeds. The assumptions used in preparing these models include estimates such as volatility, contractual terms, discount rates, dividend yield, expiration dates and risk-free interest rates. These valuation models use unobservable market input, and therefore the liability is classified as both Level 1 and Level 3.

16. Revenue

We primarily generate revenue from the sale of subscriptions and professional services. We recognize revenue when the client contract and associated performance obligations have been identified, transaction price has been determined and allocated to the performance obligations in the contract, and performance obligations have been satisfied. We recognize revenue net of any taxes collected from clients, which are subsequently remitted to governmental authorities. Other revenue is recognized when the service is delivered to the client.

Total Revenue by Geographic Locations

Revenue by geographic regions consisted of the following:

	Three Months Ended May 31,
($ in thousands)	2022	2021
Americas	$134,835	$63,318
Europe	19,944	1,324
Asia Pacific	5,602	1,685
Total revenue	$160,381	$66,327

Revenues by geography are determined based on the region of our contracting entity, which may be different than the region of the client. Americas revenue attributed to the United States was 83% and 95% during the three months ended May 31, 2022 and 2021, respectively. No other country represented more than 10% of total revenue during these periods.

During the three months ended May 31, 2022 and 2021, we recorded a $0.1 million and $22.5 million reduction to revenue to amortize the deferred revenue fair value adjustment that resulted from the purchase price allocation in the Business Combination, respectively. With the early adoption of ASU 2021-08, a fair value adjustment to deferred revenue is no longer required; therefore, an adjustment to deferred revenue was not made for the BluJay or Logistyx Acquisitions.

Remaining Performance Obligations

Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied. It includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods and does not include contracts where the client is not committed. The client is not considered committed when they are able to terminate for convenience without payment of a substantive penalty under the contract. Additionally, as a practical expedient of ASC 606, Revenue from Contracts with Customers we have not disclosed the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. As of May 31, 2022 and February 28, 2022, approximately $718.1 million and $767.9 million of revenue was expected to be recognized from remaining performance obligations, respectively. These amounts are expected to be recognized within the next five years.

Contract Assets and Liabilities

Contract assets primarily represent revenues recognized for performance obligations that have been satisfied but for which amounts have not been billed. Contract assets were $15.8 million and $14.6 million as of May 31, 2022 and February 28, 2022, respectively. Contract liabilities consist of deferred revenue which includes billings in excess of revenue recognized related to subscription contracts and professional services. Deferred revenue is recognized as revenue when we perform under the contract. Deferred revenue was $179.7 million and $192.1 million as of May 31, 2022 and February 28, 2022, respectively. Revenue recognized during the three months ended May 31, 2022, included in deferred revenue on the Condensed Consolidated Balance Sheets as of February 28, 2022, was $57.9 million.

As of February 4, 2021, a fair value adjustment of $60.7 million was recorded to reduce our deferred revenue to its fair value as part of the Business Combination. As deferred revenue is recognized, any fair value adjustment related to the deferred revenue is also recognized as a reduction to revenue. As of May 31, 2022 and February 28, 2022, the fair value adjustment to reduce deferred revenue as part of the Business Combination was $0.3 million and $0.5 million, respectively. With the early adoption of ASU 2021-08, a fair value adjustment to deferred revenue is no longer required; therefore, an adjustment to deferred revenue was not made for the BluJay and Logistyx Acquisitions.

Sales Commissions

With the adoption of ASC 606 and ASC 340-40, Contracts with Customers as of March 1, 2019, we began deferring and amortizing sales commissions that are incremental and directly related to obtaining client contracts.

Amortization expense of $0.8 million and $0.2 million was recorded in sales and marketing expense in the Condensed Consolidated Statements of Operations for the three months ended May 31, 2022 and 2021, respectively. Certain sales commissions that would have an amortization period of less than a year are expensed as incurred in sales and marketing expense. As of May 31, 2022 and February 28, 2022, we had a total of $11.6 million and $12.2 million of capitalized sales commissions included in prepaid expenses and other current assets and other noncurrent assets in the Condensed Consolidated Balance Sheets, respectively.

17. Severance and Exit Costs

In connection with acquisitions, we conduct pre and post-acquisition related operational reviews to reallocate resources to strategic areas of the business. The operational reviews resulted in workforce reductions, lease obligations related to properties that were vacated and other expenses. Severance and exit costs included in acquisition-related expenses in the Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended May 31,
($ in thousands)	2022	2021
Severance	$1,822	$40
Lease exits	109	322
Total severance and exit costs	$1,931	$362

Included in accounts payable and accrued liabilities as of May 31, 2022 and February 28, 2022 was a restructuring liability balance, primarily consisting of lease related obligations, of $0.3 million and $0.8 million, respectively, and a restructuring severance liability of $1.5 million and $1.9 million, respectively. We expect these amounts to be substantially paid within the next 12 months.

The following table reflects the changes in the severance and exit cost accruals from March 1, 2022 through May 31, 2022 and March 1, 2021 through February 28, 2022:

($ in thousands)	May 31, 2022	February 28, 2022
Beginning of period	$2,687	$1,988
Payments	(2,434)	(7,302)
Impairment of right-of-use assets	(375)	(580)
Expenses	1,931	8,581
End of period	$1,809	$2,687

In the 2022 Form 10-K, $0.8 million of accrued expenses related to accrued severance and retention were reflected in accrued compensation. This amount has been reclassified to accrued severance and retention to correspond to the current year presentation.

18. Warrants

As of May 31, 2022 and February 28, 2022, there were an aggregate of 29,079,872 warrants outstanding, which include the public warrants, private placement warrants and Forward Purchase Warrants. Each warrant entitles its holders to purchase one share of Class A Common Stock at an exercise price of $11.50 per share. The private placement warrants became exercisable with the Domestication. The Forward Purchase Warrants became exercisable upon effectiveness of our Form S-1 which was initially filed on March 5, 2021 and deemed effective on March 29, 2021. The public warrants became exercisable on April 28, 2021. The public warrants, private placement warrants and Forward Purchase Warrants will expire five years after the Closing Date, or earlier upon redemption or liquidation. Once the warrants became exercisable, we have the option to redeem the outstanding warrants when various conditions are met, such as specific stock prices, as detailed in the specific warrant agreements. However, the 10,280,000 private placement warrants are nonredeemable so long as they are held by our Sponsor or its permitted transferees. The warrants are recorded as a liability in warrant liability on the Condensed Consolidated Balance Sheets with a balance of $61.7 million and $67.1 million as of May 31, 2022 and February 28, 2022, respectively. During the three months ended May 31, 2022 and 2021, a gain of $5.5 million and loss of $59.9 million was recognized in gain (loss) from change in fair value of the warrant liability in the Condensed Consolidated Statements of Operations, respectively.

19. Stockholders’ Equity

Class A Common Stock

We are authorized to issue 2,500,000,000 Class A common stock with a par value of $0.0001 per share. Holders of our Class A Common Stock are entitled to one vote for each share. As of May 31, 2022 and February 28, 2022, there were 301,602,980 and 301,536,621 shares of Class A Common Stock issued, respectively, and 301,426,326 and 301,359,967 shares of Class A Common Stock outstanding, respectively.

Class V Common Stock

We were authorized to issue 40,000,000 Class V common stock with a par value of $0.0001 per share. As of August 19, 2021, the number of shares authorized for issuance was increased to 42,747,890 Class V common stock with a par value of $0.0001. These shares have no economic value but entitle the holder to one vote per share. As of May 31, 2022 and February 28, 2022, there were 33,535,839 and 33,560,839 shares of Class V Common Stock issued and outstanding, respectively, and 9,212,051 and 9,187,051 shares of Class V Common Stock held in treasury, respectively.

The holders of Common Units participate in net income or loss allocations and distributions of E2open Holdings. They are also entitled to Class V common stock on a one for one basis to their Common Units which in essence allows each holder one vote per Common Unit.

The following table reflects the changes in our outstanding stock:

	Class A	Class V	Series B-1	Series B-2
Balance, February 28, 2022	301,359,967	33,560,839	94	3,372,184
Conversion of Common Units (1)	25,000	(25,000)	—	—
Vesting of restricted awards, net of shares withheld for taxes (2)	41,359	—	—	—
Balance, May 31, 2022	301,426,326	33,535,839	94	3,372,184

(1)
Class A Common Stock issued for the conversion of Common Units settled in stock. Class V Common Stock are retired on a one-for-one basis when Common Units are converted into Class A Common Stock.
(2)
The Class A Common Stock withheld for taxes revert back to the 2021 Incentive Plan, as defined below, and are used for future grants.

Share Repurchase Program

On January 20, 2022, the board of directors approved a $100.0 million share repurchase program (2022 Share Repurchase Program). Stock repurchases may be made from time to time in the open market, in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. The 2022 Share Repurchase Program is subject to market conditions and other factors, and does not obligate us to repurchase any dollar amount or number of our Class A Common Stock and the program may be extended, modified, suspended or discontinued at any time, without prior notice.

We will record all share repurchases based on the trade date. Shares of our Class A Common Stock repurchased under the 2022 Share Repurchase Program are typically recorded as treasury stock, at cost, but may from time to time be retired.

No shares of Class A Common Stock have been repurchased to date.

20. Noncontrolling Interests

Noncontrolling interest represents the portion of E2open Holdings that we control and consolidate but do not own. As of May 31, 2022 and February 28, 2022, the noncontrolling interests represent a 10.0% ownership in E2open Holdings.

Generally, Common Units participate in net income or loss allocations and distributions and entitle their holder to the right, subject to the terms set forth in the limited liability agreement, to require E2open Holdings to redeem all or a portion of the Common Units held by such participant. At our option, we may satisfy this redemption with cash or by exchanging Class V Common Stock for Class A Common Stock on a one-for-one basis.

During the three months ended May 31, 2022, 25,000 Common Units were converted into Class A Common Stock with a value of $0.2 million based off the 5-day VWAP. No Common Units were converted or settled in cash during the three months ended May 31, 2021. This activity resulted in a decrease to noncontrolling interests of $0.2 million during the three months ended May 31, 2022.

As of May 31, 2022 and February 28, 2022, there were a total of 33.5 million and 33.6 million Common Units held by participants of E2open Holdings, respectively.

We follow the guidance issued by the FASB regarding the classification and measurement of redeemable securities. Accordingly, we have determined that the Common Units meet the requirements to be classified as permanent equity.

21. Other Comprehensive Loss Income

We did not reclass any items to the Condensed Consolidated Statements of Operations from accumulated other comprehensive loss during the three months ended May 31, 2022 and 2021.

Accumulated other comprehensive loss in the equity section of our Condensed Consolidated Balance Sheets includes:

($ in thousands)	May 31, 2022	February 28, 2022
Foreign currency translation adjustment	$(69,098)	$(31,004)
Income tax effect	19,379	11,985
Accumulated other comprehensive loss, net of tax	$(49,719)	$(19,019)

Accumulated foreign currency translation adjustments are reclassified to net income (loss) when realized upon sale or upon complete, or substantially complete, liquidation of the investment in the foreign entity.

22. Earnings Per Share

Basic earnings per share is calculated as net loss divided by the average number of shares of common stock outstanding. Diluted earnings per share assumes, when dilutive, the issuance of the net incremental shares from options and restricted shares. The following is a reconciliation of the denominators of the basic and diluted per share computations for net loss:

	Three Months Ended May 31,
(in thousands, except per share data)	2022	2021
Net loss per share:
Numerator - basic:
Net loss per share:	$(12,621)	$(169,355)
Less: Net loss attributable to noncontrolling interests	(1,265)	(27,097)
Net loss attributable to E2open Parent Holdings, Inc. - basic	$(11,356)	$(142,258)

Numerator - diluted:
Net loss attributable to E2open Parent Holdings, Inc. - basic	$(11,356)	$(142,258)
Add: Net loss and tax effect attributable to noncontrolling interests	—	—
Net loss attributable to E2open Parent Holdings, Inc. - diluted	$(11,356)	$(142,258)

Denominator - basic:
Weighted average shares outstanding - basic	301,373	187,051
Net loss per share - basic	$(0.04)	$(0.76)

Denominator - diluted:
Weighted average shares outstanding - basic	301,373	187,051
Weighted average effect of dilutive securities:
Shares related to Common Units	—	—
Weighted average shares outstanding - diluted	301,373	187,051
Diluted net loss per common share	$(0.04)	$(0.76)

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

The following table summarizes the weighted-average potential common shares excluded from diluted loss per common share as their effect would be anti-dilutive:

	Three Months Ended May 31,
	2022	2021
Shares related to Series B-1 common stock	94	8,120,367
Shares related to Series B-2 common stock	3,372,184	3,372,184
Shares related to restricted common units Series 1	—	4,379,557
Shares related to restricted common units Series 2	2,627,724	2,627,724
Shares related to warrants (1)	29,079,872	29,079,972
Shares related to Common Units	33,559,480	35,636,680
Shares related to options	2,292,227	2,416,628
Share related to performance based restricted stock	1,809,676	111,311
Shares related to time based restricted stock	1,646,377	114,221
Units/Shares excluded from the dilution computation	74,387,634	85,858,644

(1)
The warrants include the public warrants, private placement warrants and Forward Purchase Warrants.

23. Share-Based Compensation

2021 Incentive Plan

The E2open Parent Holdings, Inc. 2021 Omnibus Incentive Plan (2021 Incentive Plan) became effective on the Closing Date with the approval of CCNB1’s shareholders and the board of directors. The 2021 Incentive Plan allows us to make equity and equity-based incentive awards to officers, employees, directors and consultants. There were 15,000,000 shares of Class A Common Stock reserved for issuance under the 2021 Incentive Plan as of February 28, 2022. The "evergreen" provision of the 2021 Incentive Plan provides for an annual automatic increase to the number of shares of Class A Common Stock available under the plan. As of March 1, 2022, an additional 4,849,684 shares have been reserved for issuance under the "evergreen " provision. Shares issued under the 2021 Incentive Plan can be granted as stock options, restricted stock awards, restricted stock units, performance stock awards, cash awards and other equity-based awards. No award may vest earlier than the first anniversary of the date of grant, expect under limited conditions.

Our board of directors have approved the grant of options and RSUs under the 2021 Incentive Plan.

The fiscal year 2022 options were performance based and measured based on obtaining an organic growth target over a one-year period with a quarter of the options vesting at the end of the performance period and the remaining options vesting equally over the following three years. The fiscal year 2023 options are performance based and measured based on obtaining an organic growth, adjusted EBITDA and net booking targets over a one-year period with a quarter of the options vesting at the end of the performance period and the remaining options vesting equally over the following three years. Our executive officers and senior management are granted these performance based options. The performance target is set at 100% at the grant date, and the probability of meeting the performance target is remeasured each quarter over the performance period and adjusted if needed. The performance target for the options granted during May 2021 was finalized in April 2022 above 100% and adjusted accordingly. As of May 31, 2022, there were 4,461,380 unvested performance based options.

The RSUs are either performance based or time based. The fiscal year 2022 performance based RSUs were measured based on obtaining an organic growth target over a one-year period with a quarter of the RSUs vesting at the end of the performance period and the remaining RSU's vesting equally over the following three years. The fiscal year 2023 performance based RSUs are measured based on obtaining an organic growth, adjusted EBITDA and net bookings target over a one-year period with a quarter of the RSUs vesting at the end of the performance period and the remaining RSU's vesting equally over the following three years. The performance target is set at 100% at the date of grant, and the probability of meeting the performance target is remeasured each quarter over the performance period and adjusted if needed. The performance target for the performance based RSUs granted during May 2021 was finalized in April 2022 above 100% and adjusted accordingly. The time based RSUs for executive officers, senior management and employees vest ratably over a three-year period while the time based RSUs for non-employee directors of our board of directors have a one-year vesting period. As of May 31, 2022, there were 2,551,623 performance based RSUs and 3,324,407 time based RSUs that were vested or expected to vest with a total intrinsic value of $47.5 million. Performance based RSUs of 231,682 have vested but have not been released as of May 31, 2022. Time based RSUs of 369,189 have vested but have not been released as of May 31, 2022.

As of May 31, 2022, there were 9,038,402 shares of Class A Common Stock available for grant under the 2021 Incentive Plan.

Activity under the 2021 Incentive Plan related to options was as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)
Balance, February 28, 2022	2,524	$9.83	9.0
Granted	3,275	7.76
Forfeited	(875)	9.82
Balance, May 31, 2022	4,924	$8.46	9.6

	Number of Shares (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)
Balance, February 28, 2021	—	$—	—
Granted	2,583	9.86
Balance, May 31, 2021	2,583	$9.86	9.8

As of May 31, 2022, there was $16.9 million of unrecognized compensation cost related to unvested options. The aggregate intrinsic value of outstanding stock option awards was $1.0 million as of May 31, 2022.

Activity under the 2021 Incentive Plan related to RSUs was as follows:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value Per Unit	Weighted Average Remaining Recognition Period (in years)
Balance, February 28, 2022	2,103	$12.47	2.7
Granted	3,719	8.26
Added by performance factor	300	12.87
Released	(56)	12.87
Canceled and forfeited	(190)	11.43
Balance, May 31, 2022	5,876	$9.85	2.9

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value Per Unit	Weighted Average Remaining Recognition Period (in years)
Balance, February 28, 2021	—	$—	—
Granted	2,075	12.87
Balance, May 31, 2021	2,075	$12.87	3.4

As of May 31, 2022, there was $43.9 million of unrecognized compensation cost related to unvested RSUs. The aggregate intrinsic value of the RSUs was $47.5 million as of May 31, 2022 which is the outstanding RSUs valued at the closing price of our Class A Common Stock on May 31, 2022.

The estimated grant-date fair values of the options granted during the three months ended May 31, 2022 were calculated using the Black-Scholes option-pricing valuation model, based on the following assumptions:

Expected term (in years)	6.25
Expected equity price volatility	44.17%
Risk-free interest rate	2.91%
Expected dividend yield	0%

The table below sets forth the functional classification in the Condensed Consolidated Statements of Operations of our equity-based compensation expense:

	Three Months Ended May 31,
($ in thousands)	2022	2021
Cost of revenue	$221	$200
Research and development	479	323
Sales and marketing	750	282
General and administrative	1,738	1,238
Total share-based compensation	$3,188	$2,043

24. Leases

We account for leases in accordance with ASC 842, Leases, which requires lessees to recognize lease liabilities and ROU assets on the balance sheet for most operating leases. We made the accounting policy election not to apply the recognition provisions of ASC 842 to short-term leases which are leases with a lease term of 12 months or less. Instead, we recognize the lease payments for short-term leases on a straight-line basis over the lease term. We currently do not have any short-term leases.

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

Real Estate Leases

We lease our primary office space under non-cancelable operating leases with various expiration dates through June 2030. Many of our leases have an option to be extended from two to five years, and several of the leases give us the right to cancel early with proper notification. Additionally, we have a sublease on one of our office leases.

Several of the operating lease agreements require us to provide security deposits. As of May 31, 2022, and February 28, 2022, lease deposits were $4.2 million and $3.6 million, respectively. The deposits are generally refundable at the expiration of the lease, assuming all obligations under the lease agreement have been met. Deposits are included in prepaid and other current assets and other noncurrent assets in the Condensed Consolidated Balance Sheets.

Vehicle Leases

We lease vehicles under non-cancelable operating lease arrangements which have various expiration dates through June 2025. We do not have the right to purchase the vehicles at the end of the lease term.

Equipment Leases

We purchase certain equipment under non-cancelable financing lease arrangements which are primarily related to software and computer equipment and which have various expiration dates through October 2023. We have the right to purchase the software and computer equipment anytime during the lease or upon lease completion.

Balance Sheet Presentation

The following tables presents the amounts and classifications of our estimated ROU assets, net and lease liabilities:

($ in thousands)	Balance Sheet Location	May 31, 2022	February 28, 2022
Operating lease right-of-use assets	Operating lease right-of-use assets	$28,761	$28,102
Finance lease right-of-use asset	Property and equipment, net	3,108	3,719
Total right-of-use assets		$31,869	$31,821

($ in thousands)	Balance Sheet Location	May 31, 2022	February 28, 2022
Operating lease liability - current	Current portion of operating lease obligations	$8,240	$7,652
Operating lease liability	Operating lease obligations	21,652	21,202
Finance lease liability - current	Current portion of finance lease obligations	2,206	2,307
Finance lease liability	Finance lease obligations	1,882	1,950
Total lease liabilities		$33,980	$33,111

Lease Cost and Cash Flows

The following table summarizes our total lease cost:

	Three Months Ended May 31,
($ in thousands)	2022	2021
Finance lease cost:
Amortization of right-of-use asset	$611	$1,193
Interest on lease liability	70	130
Finance lease cost	681	1,323
Operating lease cost:
Operating lease cost	1,372	1,349
Variable lease cost	2,096	801
Sublease income	(228)	(174)
Operating net lease cost	3,240	1,976
Total net lease cost	$3,921	$3,299

We currently do not have any short-term leases.

Supplemental cash flow information related to leases was as follows:

	Three Months Ended May 31,
($ in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$2,712	$1,313

The following table presents the weighted-average remaining lease terms and discount rates of our leases:

	Three Months Ended May 31,
	2022	2021
Weighted-average remaining lease term (in years):
Finance lease	1.14	1.82
Operating lease	6.42	5.27
Weighted-average discount rate:
Finance lease	9.20%	9.20%
Operating lease	5.23%	4.39%

Lease Liability Maturity Analysis

The following table reflects the undiscounted future cash flows utilized in the calculation of the lease liabilities as of May 31, 2022:

($ in thousands)	Operating Leases	Finance Leases
June 2022 - February 2023	$7,593	$2,146
2024	8,520	2,105
2025	6,612	—
2026	4,386	—
2027	3,347	—
Thereafter	2,878	—
Total	33,336	4,251
Less: Present value discount	(3,444)	(163)
Lease liabilities	$29,892	$4,088

25. Income Taxes

We calculate the provision for income taxes during interim periods by applying an estimate of the forecasted annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding discrete items) for the reporting period. Our provision for income taxes was a benefit of $8.5 million, or 40.2%, for the three months ended May 31, 2022 compared to expense of $1.4 million, or 0.8%, for the three months ended May 31, 2021. The current year-to-date loss before income taxes of $21.1 million resulted in an $8.5 million income tax benefit primarily due to the impact of losses from affiliates on the carrying amount of the partnership investment and changes in certain nondeductible equity and contingent liabilities.

The change in the provision for income taxes for the three months ended May 31, 2022 as compared to the three months ended May 31, 2021 was primarily due to year-over-year changes in book losses in certain jurisdictions for which no benefit can be recognized, changes in the impact of book income and losses of affiliates on the carrying amount of our partnership investment and changes in the mark-to-market gains and losses on certain contingent liabilities.

As of May 31, 2022 and February 28, 2022, total gross unrecognized tax benefits were $2.6 million. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of May 31, 2022 and February 28, 2022, the total amount of gross interest and penalties accrued was less than $0.1 million which is classified as other noncurrent liabilities in the Condensed Consolidated Balance Sheets.

26. Commitments and Contingencies

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

27. Supplemental Cash Flow Information

Supplemental cash flow information and non-cash investing and financing activities are as follows:

	Three Months Ended May 31,
(In thousands)	2022	2021
Supplemental cash flow information - Cash paid for:
Interest	$9,805	$5,192
Income taxes	1,971	463
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	8,020	1,933
Right-of-use assets obtained in exchange for operating lease obligations	3,524	22,420
Shares withheld for taxes on vesting of restricted stock	1,330	—
Conversion of Common Units to Class A Common Stock	195	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This item contains a discussion of our business, including a general overview of our business, results of operations, liquidity and capital resources as well as quantitative and qualitative disclosures about market risk.

The following discussion should be read in conjunction with Part II, Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2022 Form 10-K and the unaudited condensed financial statements and related notes beginning on page 5. This Item 2 contains “forward looking” statements that involve risks and uncertainties. See Forward-Looking Statements at the beginning of this Quarterly Report.

Overview

We are a leading provider of cloud-based, end-to-end SCM software. Our platform spans many key strategic and operational areas including omni-channel, demand sensing, supply planning, global trade management, transportation and logistics and manufacturing and supply management. Our software combines networks, data and applications to provide a deeply embedded, mission-critical platform that allows clients to optimize their channel and supply chains by accelerating growth, reducing costs, increasing visibility and driving improved resiliency. Given the mission-critical nature of our solutions, we maintain long-term relationships with our clients, which is reflected by our high gross retention and long client tenure. In aggregate, we serve clients in all major countries in the world across a wide range of end-markets, including consumer goods, food and beverage, manufacturing, retail, technology and transportation, among others.

Recent Events

On March 2, 2022, E2open, LLC acquired Logistyx Technologies, LLC (Logistyx) for a purchase price of $185 million, with an estimated fair value of $183.4 million, including $90 million paid in cash at closing. An additional $95 million will be paid in two installments on May 31, 2022 and August 29, 2022. We have the option to finance the remaining payments, at our discretion, through cash or a combination of cash and Class A Common Stock. The May 31, 2022 payment of $37.4 million was paid in cash. The August 29, 2022 payment shall consist of at least $26.1 million in cash with the total payment equal to $57.6 million, less adjustments for final net working capital.

On April 6, 2022, the 2021 Credit Agreement was amended to include a $190.0 million incremental term loan. The proceeds were used to repay the $80.0 million outstanding balance under the 2021 Revolving Credit Facility incurred to finance the initial purchase price payment for Logistyx. The additional cash was used to pay the $37.4 million payment due to Logistyx in May 2022 and may be used to pay the remaining $57.6 million payment due to Logistyx in August 2022, should we elect to pay in cash rather than a combination of cash and stock, and may also be used for share repurchases or other general corporate purposes.

Results of Operations

The following table is our Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended May 31,
($ in thousands)	2022	2021
Revenue	$160,381	$66,327
Cost of revenue	(78,681)	(38,159)
Total gross profit	81,700	28,168

Operating Expenses
Research and development	22,562	15,701
Sales and marketing	24,155	12,514
General and administrative	20,346	13,717
Acquisition-related expenses	6,764	9,778
Amortization of acquired intangible assets	21,535	3,830
Total operating expenses	95,362	55,540
Loss from operations	(13,662)	(27,372)
Interest and other expense, net	(15,413)	(4,903)
Change in tax receivable agreement liability	(1,670)	(2,499)
Gain (loss) from change in fair value of warrant liability	5,455	(59,943)
Gain (loss) from change in fair value of contingent consideration	4,200	(73,260)
Total other expenses	(7,428)	(140,605)
Loss before income tax provision	(21,090)	(167,977)
Income tax benefit (expense)	8,469	(1,378)
Net loss	(12,621)	(169,355)
Less: Net loss attributable to noncontrolling interest	(1,265)	(27,097)
Net loss attributable to E2open Parent Holdings, Inc.	$(11,356)	$(142,258)
Net loss attributable to E2open Parent Holdings, Inc. Class A common stockholders per share:
Basic	$(0.04)	$(0.76)
Diluted	$(0.04)	$(0.76)
Weighted-average common shares outstanding:
Basic	301,373	187,051
Diluted	301,373	187,051

In the discussion of our results of operations, we may quantitatively disclose the impact of our acquired products and services to the extent they remain ascertainable. Revenue and expense contributions from our acquisitions for the respective period comparisons generally were not separately identifiable due to our strategy of rapid integration of these businesses into our existing operations.

Three Months Ended May 31, 2022 compared to Three Months Ended May 31, 2021

Revenue

	Three Months Ended May 31,
($ in thousands)	2022	2021	$ Change	% Change
Revenue:
Subscriptions	$129,547	$51,034	$78,513	nm
Professional services and other	30,834	15,293	15,541	nm
Total revenue	$160,381	$66,327	$94,054	nm
Percentage of revenue:
Subscriptions	81%	77%
Professional services and other	19%	23%
Total	100%	100%

Subscriptions revenue was $129.5 million for the three months ended May 31, 2022, a $78.5 million increase compared to subscriptions revenue of $51.0 million for the three months ended May 31, 2021. The increase in subscriptions revenue was primarily due to the BluJay Acquisition, Logistyx Acquisition and new organic subscription sales predominantly driven by increases in products utilized across our current client portfolio, as well as the $22.5 million amortization of the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination in the first quarter of fiscal 2022. With the early adoption of ASU 2021-08, a fair value adjustment to deferred revenue for the BluJay and Logistyx acquisitions was not recorded; therefore, amortization of the fair value adjustment to deferred revenue similar to the Business Combination adjustment did not occur for the BluJay and Logistyx acquisitions.

Professional services revenue was $30.8 million for the three months ended May 31, 2022, a $15.5 million increase compared to $15.3 million for the three months ended May 31, 2021. The increase was primarily related to the BluJay Acquisition and Logistyx Acquisition.

Our subscriptions revenue as a percentage of total revenue increased to 81% for the first quarter of fiscal year 2023 compared to 77% for the first quarter of fiscal 2022. The first quarter of fiscal 2022 included $22.5 million amortization related to the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination, reducing subscription revenue as a percentage of total revenue for that period.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended May 31,
($ in thousands)	2022	2021	$ Change	% Change
Cost of revenue:
Subscriptions	$33,134	$16,508	$16,626	nm
Professional services and other	20,646	10,140	10,506	nm
Amortization of acquired intangible assets	24,901	11,511	13,390	nm
Total cost of revenue	$78,681	$38,159	$40,522	nm

Gross profit:
Subscriptions	$71,512	$23,015	$48,497	nm
Professional services and other	10,188	5,153	5,035	98%
Total gross profit	$81,700	$28,168	$53,532	nm

Gross margin:
Subscriptions	55%	45%
Professional services and other	33%	34%
Total gross margin	51%	42%

Cost of subscriptions was $33.1 million for the three months ended May 31, 2022, a $16.6 million increase compared to $16.5 million for the three months ended May 31, 2021. This increase was primarily driven by $10.9 million related to the BluJay and Logistyx acquisitions and an increase in personnel costs for items such as salaries and incentive compensation.

Cost of professional services revenue was $20.6 million for the three months ended May 31, 2022, a $10.5 million increase compared to $10.1 million for the three months ended May 31, 2021. The BluJay Acquisition in fiscal year 2022, Logistyx Acquisition in fiscal year 2023 and increased personnel costs such as salaries and incentive compensation accounted for $10.2 million of the increase in cost of professional services revenue.

Amortization of acquired intangible assets was $24.9 million for the three months ended May 31, 2022, a $13.4 million increase compared to $11.5 million for the three months ended May 31, 2021, driven primarily by the BluJay Acquisition in September 2021 and the Logistyx Acquisition in March 2022.

Our subscriptions gross margin was 55% in the first quarter of fiscal 2023 as compared to 45% for the first quarter of fiscal 2022 primarily due to the amortization of the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination. With the early adoption of ASU 2021-08, the BluJay and Logistyx deferred revenue was recorded under ASC 606 and not at fair value at the acquisition date; therefore, amortization of the fair value adjustment to deferred revenue similar to the Business Combination adjustment did not occur for the BluJay or Logistyx acquisitions.

Our professional services gross margin was relatively flat year-over-year at 33% for first quarter of fiscal 2023 compared to 34% in the first quarter of fiscal 2022.

Research and Development

	Three Months Ended May 31,
($ in thousands)	2022	2021	$ Change	% Change
Research and development	$22,562	$15,701	$6,861	44%
Percentage of revenue	14%	24%

Research and development expenses were $22.6 million for the three months ended May 31, 2022, a $6.9 million, or 44%, increase compared to $15.7 million in the prior year. The increase was primarily due to $6.1 million related to the BluJay and Logistyx acquisitions as well as major strategic partnership initiatives around product development efforts during fiscal year 2022, which resulted in net increased personnel costs such as salaries and incentive compensation and consulting expenses as compared to the prior year period.

Sales and Marketing

	Three Months Ended May 31,
($ in thousands)	2022	2021	$ Change	% Change
Sales and marketing	$24,155	$12,514	$11,641	93%
Percentage of revenue	15%	19%

Sales and marketing expenses were $24.2 million for the three months ended May 31, 2022, an $11.6 million increase compared to $12.5 million in the prior year. The increase was primarily driven by the BluJay Acquisition in fiscal 2022 and Logistyx Acquisition in fiscal 2023 as well as additional expenses associated with creating a new logo sales team and corporate branding and hiring additional marketing resources.

General and Administrative

	Three Months Ended May 31,
($ in thousands)	2022	2021	$ Change	% Change
General and administrative	$20,346	$13,717	$6,629	48%
Percentage of revenue	13%	21%

General and administrative expenses were $20.3 million for the three months ended May 31, 2022, a $6.6 million increase compared to $13.7 million in the prior year. The increase was primarily attributable to the BluJay and Logistyx acquisitions.

Other Operating Expenses

	Three Months Ended May 31,
($ in thousands)	2022	2021	$ Change	% Change
Acquisition and other related expenses	$6,764	$9,778	$(3,014)	-31%
Amortization of acquired intangible assets	21,535	3,830	17,705	nm
Total other operating expenses	$28,299	$13,608	$14,691	nm

Acquisition and other related expenses were $6.8 million for the three months ended May 31, 2022, a $3.0 million decrease compared to $9.8 million for the three months ended May 31, 2021. The decrease was mainly related to legal and consulting expenses associated with the BluJay Acquisition in fiscal 2022.

Amortization of acquired intangible assets were $21.5 million for the three months ended May 31, 2022, a $17.7 million increase, compared to $3.8 million for the three months ended May 31, 2021. The increase was a result of the BluJay Acquisition in September 2021 and Logistyx Acquisition in March 2022.

Interest and Other Expense, Net

	Three Months Ended May 31,
($ in thousands)	2022	2021	$ Change	% Change
Interest and other expense, net	$(15,413)	$(4,903)	$(10,510)	nm

Interest and other expense, net was $15.4 million for the three months ended May 31, 2022, a $10.5 million increase compared to $4.9 million in the prior year. The increase was primarily driven by the additional term loans used for the BluJay Acquisition in September 2021 and Logistyx Acquisition, as well as higher interest rates in fiscal year 2023.

Change in Tax Receivable Agreement

	Three Months Ended May 31,
($ in thousands)	2022	2021	$ Change	% Change
Change in tax receivable agreement liability	$(1,670)	$(2,499)	$829	-33%

During the three months ended May 31, 2022, we recorded a $1.7 million expense related to the change in the fair value of the tax receivable agreement liability, including interest compared to $2.5 million during the three months ended May 31, 2021. Pursuant to ASC 805, Business Combination and relevant tax law, we calculated the fair value of the tax receivable agreement payments and identified the timing of the utilization of the tax attributes. The tax receivable agreement liability, related to exchanges as of the Business Combination date, is revalued at the end of each reporting period with the gain or loss as well as the associated interest reflected in change in tax receivable agreement liability in the Condensed Consolidated Statements of Operations in the period in which the event occurred.

In addition, under ASC 450, transactions with partnership unit holders after the acquisition date will result in additional Tax Receivable Agreement liabilities that are recorded on a gross undiscounted basis. There was no change in the Tax Receivable Agreement liability under ASC 450 for the three months ended May 31, 2022 or 2021.

Gain (Loss) from Change in Fair Value of Warrant Liability

	Three Months Ended May 31,
($ in thousands)	2022	2021	$ Change	% Change
Gain (loss) from change in fair value of warrant liability	$5,455	$(59,943)	$65,398	nm

We recorded a gain of $5.5 million during the three months ended May 31, 2022, a $65.4 million increase compared to a loss of $59.9 million in the prior year for the change in fair value on the revaluation of our warrant liability associated with our public, private placement and forward purchase warrants. We are required to revalue the warrants at the end of each reporting period and reflect in the Condensed Consolidated Statements of Operations a gain or loss from the change in fair value of the warrant liability in the period in which the change occurred.

Gain (Loss) from Change in Fair Value of Contingent Consideration

	Three Months Ended May 31,
($ in thousands)	2022	2021	$ Change	% Change
Gain (loss) from change in fair value of contingent consideration	$4,200	$(73,260)	$77,460	nm

We recorded a gain of $4.2 million during the three months ended May 31, 2022, a $77.5 million increase compared to a loss of $73.3 million in the prior year for the change in fair value on the revaluation of our contingent consideration associated with our restricted B-2 common stock and Series 2 RCUs. We are required to revalue the contingent consideration at the end of each reporting period or upon conversion and reflect in the Condensed Consolidated Statements of Operations a gain or loss from the change in fair value of the contingent consideration in the period in which the change occurred.

Provision for Income Taxes

	Three Months Ended May 31,
($ in thousands)	2022	2021	$ Change	% Change
Loss before income taxes	$(21,090)	$(167,977)	$146,887	-87%
Income tax benefit (expense)	8,469	(1,378)	9,847	nm

Loss before income taxes was $21.1 million for the three months ended May 31, 2022, a $146.9 million decrease compared to $168.0 million for the three months ended May 31, 2021. This decrease is primarily related to a $53.5 million increase in gross profit due to the BluJay and Logistyx acquisitions along with a decrease in the amortization of the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination of $22.4 million. Additionally, the decrease was related to a $65.4 million change in the fair value adjustments for the warrant liability and a $77.5 million change associated with the fair value adjustments for the contingent consideration liability related to the restricted Series B-2 common stock and Series 2 RCUs. These increases in income were partially offset by $25.1 million of higher operating expenses, $10.5 million of higher interest expense and $17.7 million increase in the amortization of the intangible assets when compared to the prior year.

Income tax benefit was $8.5 million for the three months ended May 31, 2022 compared to an income tax expense of $1.4 million for the three months ended May 31, 2021. The change in our effective tax rate between periods is primarily due to year-over-year changes in book losses in certain jurisdictions for which no benefit can be recognized, changes in the impact of book income and losses of affiliates on the carrying amount of our partnership investment and changes in the mark-to-market gains and losses on certain contingent liabilities.

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

We calculate and define Non-GAAP revenue and Non-GAAP subscriptions revenue as revenue excluding the impact of the deferred revenue fair value adjustment related to the purchase price allocation in the Business Combination. We calculate and define Non-GAAP gross profit as gross profit excluding amortization of the deferred revenue fair value adjustment, depreciation and amortization, share-based compensation and certain other non-cash and non-recurring items. We define and calculate EBITDA as net income or losses excluding interest income or expense, income tax expense or benefit, depreciation and amortization and Adjusted EBITDA as further adjusted for the following items: amortization of the deferred revenue fair value adjustment, transaction-related costs, changes in the tax receivable agreement liability, (gain) loss from changes in the fair value of the warrant liability and contingent consideration, share-based compensation and certain other non-cash and non-recurring items as described in the reconciliation below. We also report Non-GAAP gross profit and Adjusted EBITDA as a percentage of Non-GAAP revenue as additional measures to evaluate financial performance.

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

The table below presents our Non-GAAP revenue reconciled to our reported revenue, the closest U.S. GAAP measure, for the periods indicated:

	Three Months Ended May 31,
($ in thousands)	2022	2021
Subscriptions revenue	$129,547	$51,034
Business Combination adjustment (1)	—	22,502
Non-GAAP subscriptions revenue	129,547	73,536
Professional services and other revenue	30,834	15,293
Non-GAAP revenue	$160,381	$88,829

(1)
Includes the amortization of the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination. As of February 28, 2022, the remaining balance of the deferred revenue purchase price adjustment was $0.5 million which results in an immaterial quarterly amortized amount reported in the Condensed Consolidated Statements of Operations; therefore, an amount will not be presented for fiscal 2023.

The table below presents our Non-GAAP gross profit reconciled to our reported gross profit, the closest U.S. GAAP measure, for the periods indicated:

	Three Months Ended May 31,
($ in thousands)	2022	2021
Gross profit
Reported gross profit	$81,700	$28,168
Business Combination adjustment (1)	—	22,502
Depreciation and amortization	28,421	14,109
Non-recurring/non-operating costs (2)	900	342
Share-based compensation (3)	230	320
Non-GAAP gross profit	$111,251	$65,441
Gross margin	50.9%	42.5%
Non-GAAP gross margin	69.4%	73.7%

(1)
Includes the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination. As of February 28, 2022, the remaining balance of the deferred revenue purchase price adjustment was $0.5 million which results in an immaterial quarterly amortized amount reported in the Condensed Consolidated Statements of Operations; therefore, an amount will not be presented for fiscal 2023.
(2)
Primarily includes other non-recurring expenses such as systems integrations and consulting and advisory fees.
(3)
Reflects non-cash, long-term share-based compensation expense, primarily related to senior management.

The table below presents our Adjusted EBITDA reconciled to our net loss, the closest U.S. GAAP measure, for the periods indicated:

	Three Months Ended May 31,
($ in thousands)	2022	2021
Net loss	$(12,621)	$(169,355)
Adjustments:
Interest expense, net	15,582	6,137
Income tax (benefit) expense	(8,469)	1,378
Depreciation and amortization	53,297	20,205
EBITDA	47,789	(141,635)
EBITDA Margin	29.8%	-213.5%
Business Combination adjustment (1)	—	22,502
Acquisition-related adjustments (2)	6,764	9,778
Change in tax receivable agreement liability (3)	1,670	2,499
(Gain) loss from change in fair value of warrant liability (4)	(5,455)	59,943
(Gain) loss from change in fair value of contingent consideration (5)	(4,200)	73,260
Non-recurring/non-operating costs (6)	1,626	447
Share-based compensation (7)	3,206	2,397
Adjusted EBITDA	$51,400	$29,191
Adjusted EBITDA Margin	32.0%	32.9%

(1)
Includes the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination. As of February 28, 2022, the remaining balance of the deferred revenue purchase price adjustment was $0.5 million which results in an immaterial quarterly amortized amount reported in the Condensed Consolidated Statements of Operations; therefore, an amount will not be presented for fiscal 2023.
(2)
Primarily includes advisory, consulting, accounting and legal expenses incurred in connection with mergers and acquisitions activities including costs related to the Business Combination, BluJay Acquisition and Logistyx Acquisition.
(3)
Represents the fair value adjustment at each balance sheet date for the Tax Receivable Agreement along with the associated interest.
(4)
Represents the fair value adjustment at each balance sheet date of the warrant liability related to the public, private placement and forward purchase warrants.
(5)
Represents the fair value adjustment at each balance sheet date of the contingent consideration liability related to the restricted Series B-1 and B-2 common stock, Sponsor Side Letter and Series 1 and 2 RCUs. The Series B-1 common stock, Sponsor Side Letter and Series 1 RCUs were automatically converted into our Class A Common Stock on a one-to-one basis as of June 8, 2021.
(6)
Primarily includes non-recurring expenses such as systems integrations, legal entity rationalization and consulting and advisory fees.
(7)
Reflects non-cash, long-term share-based compensation expense, primarily related to senior management. For the three months ended May 31, 2022 and 2021, share-based compensation included less than $0.1 million and $0.4 million expense, respectively, attributable to certain unit-based awards in connection with the Amber Road, Inc. acquisition in 2019.

Three Months Ended May 31, 2022 compared to Three Months Ended May 31, 2021

Non-GAAP Subscriptions Revenue

	Three Months Ended May 31,
($ in thousands)	2022	2021	$ Change	% Change
Non-GAAP subscriptions revenue	$129,547	$73,536	$56,011	76%
Percentage of Non-GAAP revenue	81%	83%

Non-GAAP subscriptions revenue was $129.5 million for the three months ended May 31, 2022, a $56.0 million increase compared to $73.5 million for the three months ended May 31, 2021. The increase in Non-GAAP subscriptions revenue relates to the BluJay and Logistyx acquisitions and new organic subscription sales predominately driven by increases in products utilized across our client portfolio.

Non-GAAP Revenue

	Three Months Ended May 31,
($ in thousands)	2022	2021	$ Change	% Change
Non-GAAP revenue	$160,381	$88,829	$71,552	81%

Non-GAAP revenue was $160.4 million for the three months ended May 31, 2022, a $71.6 million increase compared to $88.8 million for the three months ended May 31, 2021. The increase in Non-GAAP revenue was mainly due to the $56.0 million increase in our subscriptions revenue related to the BluJay and Logistyx acquisitions and new organic sales driven by increases in products utilized across our current client portfolio. Additionally, $15.5 million of the increase was due to an increase in our professional services revenue primarily related to the BluJay and Logistyx acquisitions.

Gross Profit

	Three Months Ended May 31,
($ in thousands)	2022	2021	$ Change	% Change
Gross profit	$81,700	$28,168	$53,532	nm
Gross margin	50.9%	42.5%

Gross profit was $81.7 million for the three months ended May 31, 2022, a $53.5 million increase compared to $28.2 million for three months ended May 31, 2021. The increase in gross profit was primarily due to the BluJay and Logistyx acquisitions as well as by the decrease in the amortization of the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination of $22.4 million. Gross margin was 51% for the first quarter of fiscal 2023 compared to 43% for the first quarter of fiscal 2022.

Non-GAAP Gross Profit

	Three Months Ended May 31,
($ in thousands)	2022	2021	$ Change	% Change
Non-GAAP gross profit	$111,251	$65,441	$45,810	70%
Non-GAAP gross margin	69.4%	73.7%

Non-GAAP gross profit was $111.3 million for the three months ended May 31, 2022, a $45.8 million increase compared to $65.4 million for the three months ended May 31, 2021. The increase in adjusted gross profit was primarily due to the BluJay and Logistyx acquisitions. The Non-GAAP gross margin decreased in the first quarter of fiscal 2023 to 69% compared to 74% in the first quarter of fiscal 2022.

EBITDA

	Three Months Ended May 31,
($ in thousands)	2022	2021	$ Change	% Change
EBITDA	$47,789	$(141,635)	$189,424	nm
EBITDA margin	29.8%	-213.5%

EBITDA was $47.8 million for the three months ended May 31, 2022, a $189.4 million increase compared to a loss of $141.6 million for three months ended May 31, 2021. EBITDA margins increased to 30% for the first quarter of fiscal 2023 compared to a negative 214% in the prior year. The increase in EBITDA and EBITDA margin was primarily related to the decrease of $22.4 million in the amortization of the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination, the change of $65.4 million for the fair value adjustment for the warrant liability and change of $77.5 million associated with the fair value adjustment for the contingent consideration liability related to the restricted Series B-2 common stock, partially offset by the decrease of $3.0 million of acquisition related expenses and higher revenues in fiscal 2023.

Adjusted EBITDA

	Three Months Ended May 31,
($ in thousands)	2022	2021	$ Change	% Change
Adjusted EBITDA	$51,400	$29,191	$22,209	76%
Adjusted EBITDA margin	32.0%	32.9%

Adjusted EBITDA was $51.4 million for the three months ended May 31, 2022, a $22.2 million increase compared to $29.2 million for the three months ended May 31, 2021. Adjusted EBITDA margin was 32% for the first quarter of fiscal 2023 compared to 33% for the first quarter of fiscal 2022.

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

We had $129.2 million in cash and cash equivalents and $155.0 million of unused borrowing capacity under our 2021 Revolving Credit Facility as of May 31, 2022. See Note 13, Notes Payable to the Notes to the Unaudited Condensed Consolidated Financial Statements. We believe our existing cash and cash equivalents, cash provided by operating activities and, if necessary, the borrowing capacity under our 2021 Revolving Credit Facility will be sufficient to meet our working capital, debt repayment, capital expenditure requirements and share repurchases for at least the next twelve months.

In the future, we may enter into arrangements to acquire or invest in complementary businesses. To facilitate these acquisitions or investments, we may seek additional equity or debt financing.

Share Repurchase Program

On January 20, 2022, our board of directors approved the 2022 Share Repurchase Program. Share repurchases may be made from time to time in the open market, in privately negotiated transactions, pursuant to other Rule 10b5-1 trading plans or other available means. The 2022 Share Repurchase Program is subject to market conditions and other factors, and does not obligate us to repurchase any dollar amount or number of Class A Common Stock and the program may be extended, modified, suspended or discontinued at any time, without prior notice. We plan to fund this program with cash on hand.

No shares of Class A Common Stock have been repurchased to date.

Debt

2021 Term Loan and Revolving Credit Facility

On February 4, 2021, E2open, LLC, our subsidiary, entered into the Credit Agreement which provided for the 2021 Term Loan in the amount of $525.0 million and the 2021 Revolving Credit Facility for $75.0 million. On September 1, 2021, the Credit Agreement was amended to include a $380.0 million incremental term loan, an increase in the letter of credit sublimit from $15.0 million to $30.0 million and an increase in the 2021 Revolving Credit Facility from $75.0 million to $155.0 million. On April 6, 2022, the Credit Agreement was amended to include a $190.0 million incremental term loan.

The 2021 Revolving Credit Facility will mature on February 4, 2026. E2open, LLC can request increases in the revolving commitments and additional term loan facilities, in minimum amounts of $2.0 million for each facility. Principal payments are due on Credit Agreement the last day of each February, May, August and November commencing August 2021. The Credit Agreement was payable in quarterly installments of $1.3 million beginning in August 2021; however, the payments were increased to $2.3 million with the addition of the incremental term loan beginning in November 2021. The payment increased to $2.7 million with the addition of the $190.0 million incremental term loan beginning in May 2022. The Credit Agreement is payable in full on February 4, 2028.

The 2021 Term Loan has a variable interest rate which was 4.83% and 4.00% as of May 31, 2022 and February 28, 2022, respectively. As of May 31, 2022 and February 28, 2022, the 2021 Term Loan had a principal balance outstanding of $1,086.4 million and $899.2 million, respectively. There were no outstanding borrowings, no letters of credit and $155.0 million available borrowing capacity under the 2021 Revolving Credit Facility as of May 31, 2022. There were $80.0 million of borrowings outstanding at an interest rate of 5.25%, no outstanding letters of credit and $75.0 million available borrowing capacity under the 2021 Revolving Credit Facility as of February 28, 2022.

Cash Flows

The following table presents net cash from operating, investing and financing activities:

	Three Months Ended May 31,
($ in thousands)	2022	2021
Net cash provided by operating activities	$24,880	$39,266
Net cash used in investing activities	(146,447)	(12,385)
Net cash provided by (used in) financing activities	102,259	(699)
Effect of exchange rate changes on cash and cash equivalents	889	(1,161)
Net (decrease) increase in cash, cash equivalents and restricted cash	(18,419)	25,021
Cash, cash equivalents and restricted cash at beginning of period	174,554	207,542
Cash, cash equivalents and restricted cash at end of period	$156,135	$232,563

Three Months Ended May 31, 2022 compared to Three Months Ended May 31, 2021

As of May 31, 2022, our consolidated cash, cash equivalents and restricted cash was $156.1 million, a $18.4 million decrease from our balance of $174.6 million as of February 28, 2022.

Net cash provided by operating activities for the three months ended May 31, 2022 was $24.9 million compared to $39.3 million for the three months ended May 31, 2021. The $14.4 million decrease in cash was primarily driven by the use of $65.0 million of cash for working capital items such as the increase in other liabilities and the recognition of deferred revenue in the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022. This decrease in cash was partially offset by the additional gross profits contributed by BluJay and Logistyx as well as organic growth.

Net cash used in investing activities was $146.4 million and $12.4 million for the three months ended May 31, 2022 and 2021, respectively. During fiscal year 2023, net cash of $124.2 million was used for the Logistyx Acquisition. Additionally, we made a $3.0 million minority investment in a private firm during the first quarter of fiscal 2023. During the three months of fiscal 2023 and 2022, $19.3 million and $12.4 million were used for the acquisition of property and software related to our data centers, respectively.

Net cash provided by financing activities for the three months ended May 31, 2022 was $102.3 million compared to net cash used of $0.7 million for three months ended May 31, 2021. The increase in cash provided by financing activities was mainly due to the $190.0 million incremental term loan that was used to repay the $80.0 million outstanding revolver balance and first deferred payment for the Logistyx Acquisition. Additionally, we paid $4.8 million in debt issuance costs related to the $190.0 million term loan during fiscal 2023 and repaid $2.7 million on the 2021 Term Loan.

Tax Receivable Agreement

Concurrently with the completion of the Business Combination, we entered into the Tax Receivable Agreement with certain selling equity holders of E2open Holdings that requires us to pay 85% of the tax savings that are realized because of increases in the tax basis of E2open Holdings' assets. This increase is either from the sale of Common Units or exchange of Common Units for shares of Class A Common Stock and cash, as well as tax benefits attributable to payments under the Tax Receivable Agreement, We will retain the benefit of the remaining 15% of these cash savings. The term of the Tax Receivable Agreement will continue until all such tax benefits have been utilized or expired unless we exercise our right to terminate the Tax Receivable Agreement for an amount representing the present value of anticipated future tax benefits under the Tax Receivable Agreement or certain other acceleration events occur.

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

The liability related to the Tax Receivable Agreement was $68.3 million and $66.6 million as of May 31, 2022 and February 28, 2022, respectively, assuming (1) a constant corporate tax rate of 24.1%, (2) no dispositions of corporate subsidiaries, (3) no material changes in tax law and (4) we do not elect an early termination of the Tax Receivable Agreement. However, due to the uncertainty of various factors, including: (a) the timing and value of future exchanges, (b) the amount and timing of our future taxable income, (c) changes in our tax rate, (d) no future dispositions of any corporate stock and (e) changes in the tax law and (f) changes in the discount rate, the likely tax savings we will realize and the resulting amounts we are likely to pay to the selling equity holders of E2open Holdings pursuant to the Tax Receivable Agreement are uncertain. Additionally, interest will accrue on the portion of the Tax Receivable Agreement liability recorded under ASC 805 at a rate of LIBOR plus 100 basis points. The portion of the Tax Receivable Agreement liability under ASC 450 is recorded on a gross undiscounted basis.

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

Contingent Consideration

The contingent consideration liability was $41.4 million and $45.6 million as of May 31, 2022 and February 28, 2022, respectively. The fair value remeasurements resulted in a gain of $4.2 million and loss of $73.3 million for the three months ended May 31, 2022 and 2021, respectively. The contingent liability represents the Series B-1 common stock, Series B-2 common stock, Series 1 RCUs and Series 2 RCUs.

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

Logistyx Acquisition

On March 2, 2022, E2open, LLC acquired Logistyx Technologies, LLC for a purchase price of $185 million, and at an estimated fair value of $183.4 million, including $90 million paid in cash at closing. An additional $95 million will be paid in two installments on May 31, 2022 and August 29, 2022. We have the option to finance the remaining payments, at our discretion, through cash or a combination of cash and Class A Common Stock. The May 31, 2022 payment of $37.4 million was paid with cash. The August 29, 2022 payment shall consist of at least $26.1 million in cash with the total payment equal to $57.6 million, subject to standard working capital adjustments and other contractual provisions.

Leases

We account for leases in accordance with ASC 842, Leases, which requires lessees to recognize lease liabilities and ROU assets on the balance sheet for contracts that provide lessees with the right to control the use of identified assets for periods of greater than 12 months.

Our non-cancelable operating leases for our office spaces and vehicles have various expiration dates through August 2029. Under these leases, our undiscounted future cash flows utilized in the calculation of the lease liabilities as of May 31, 2022 were: $7.6 million for June 1, 2022 through February 28, 2023, $8.5 million for fiscal 2024, $6.6 million for fiscal 2025, $4.4 million for fiscal 2026, $3.3 million for fiscal 2027 and $2.9 million thereafter. These numbers include interest of $3.4 million.

Our non-cancelable financing lease arrangements relate to software and computer equipment and have various expiration dates through August 2024. We have the right to purchase the software and computer equipment anytime during the lease or upon lease completion. Under these leases, our undiscounted future cash flows utilized in the calculation of the lease liabilities as of May 31, 2022 were: $2.1 million for June 1, 2022 through February 28, 2023 and $2.1 million for fiscal 2024. These numbers include interest of $0.2 million.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. Preparation of the financial statements requires management to make judgments, estimates and assumptions that impact the reported amount of revenue and expenses, assets and liabilities and the disclosure of contingent assets and liabilities. We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on our condensed consolidated financial statements. Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies to the Notes to the Consolidated Financial Statements in our 2022 Form 10-K.

There have been no changes to our critical accounting policies and estimates during the three months ended May 31, 2022 from those previously disclosed in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Annual Report.

Recent Accounting Pronouncements

Recently issued and adopted accounting pronouncement are described in Note 2, Accounting Standards to the Notes to the Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the market risks during the three months ended May 31, 2022 from those previously disclosed in Part II, Item 7A., Quantitative and Qualitative Disclosures About Market Risk of our 2022 Form 10-K.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by the Quarterly Report. In designing and evaluating these disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the quarter ended May 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We review our disclosure controls and procedures, which may include internal controls over financial reporting, on an ongoing basis. From time to time, management makes changes to enhance the effectiveness of these controls and ensure that they continue to meet the needs of our business over time.

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

Item 1A. Risk Factors.

There have been no material changes in our risk factors during the three months ended May 31, 2022 from those previously disclosed in Part I, Item 1A., Risk Factors of our 2022 Form 10-K. You should carefully consider the risk factors discussed in our 2022 Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 20, 2022, the board of directors approved a $100.0 million share repurchase program (2022 Share Repurchase Program). Stock repurchases may be made from time to time in the open market, in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. The 2022 Share Repurchase Program is subject to market conditions and other factors, and does not obligate us to repurchase any dollar amount or number of our Class A Common Stock and the program may be extended, modified, suspended or discontinued at any time, without prior notice.

No shares of Class A Common Stock have been repurchased to date.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description
2.1†

Membership Interest Purchase Agreement dated March 2, 2022 by and among E2open Parent Holdings, Inc., E2open, LLC, Logistyx Technologies, LLC and Logistyx Holdings, LLC (incorporated by reference to Exhibit 2.1 of E2open Parent Holdings, Inc.'s Form 8-K (File No. 001-39272) filed with the SEC on March 4, 2022).

3.1

Certificate of Incorporation of the E2open Parent Holdings, Inc. (incorporated by reference to Exhibit 3.2 of E2open Parent Holdings, Inc.’s Form 8-K (File No. 001-39272) filed with the SEC on February 10, 2021).

3.2

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
10.1

Registration Rights Agreement dated March 2, 2022 by and among E2open Parent Holdings, Inc. and Logistyx Holdings, LLC (included as Exhibit B to the Membership Purchase Agreement filed as Exhibit 2.1 of E2open Parent Holdings, Inc.'s Form 8-K (File No. 001-39272) filed with the SEC on March 4, 2022).

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

E2open Parent Holdings, Inc.

Date: July 11, 2022	By:	/s/ Michael A. Farlekas
Michael A. Farlekas
Chief Executive Officer

Date: July 11, 2022	By:	/s/ Marje Armstrong
Marje Armstrong
Chief Financial Officer