Form 10-Q
period 2022-08-31
E2open Parent Holdings, Inc.
filed 2022-10-11
CIK 1800347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 302,254,586 shares of common stock, $0.0001 par value per share, issued and outstanding as of October 5, 2022.

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

Common Units

common units representing limited liability company interests of E2open Holdings, LLC, which are non-voting, economic interests in E2open Holdings, LLC. Every economic common unit is tied to one voting share of Class V Common Stock of E2open Parent Holdings, Inc.

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

PART I—Financial Information

Item 1. Financial Statements.

E2open Parent Holdings, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)	August 31, 2022	February 28, 2022
	(Unaudited)
Assets
Cash and cash equivalents	$98,056	$155,481
Restricted cash	17,404	19,073
Accounts receivable - net of allowance of $5,308 and $3,055 as of August 31, 2022 and February 28, 2022, respectively	154,772	155,341
Prepaid expenses and other current assets	30,527	26,243
Total current assets	300,759	356,138
Long-term investments	185	208
Goodwill	3,292,660	3,756,871
Intangible assets, net	1,136,109	1,181,390
Property and equipment, net	76,913	65,937
Operating lease right-of-use assets	24,839	28,102
Other noncurrent assets	20,771	16,809
Total assets	$4,852,236	$5,405,455
Liabilities and Stockholders' Equity
Accounts payable and accrued liabilities	$115,465	$131,246
Incentive program payable	17,404	19,073
Deferred revenue	177,068	190,992
Payable to Logistyx sellers	57,625	—
Current portion of notes payable	10,978	89,097
Current portion of operating lease obligations	8,106	7,652
Current portion of financing lease obligations	2,117	2,307
Total current liabilities	388,763	440,367
Long-term deferred revenue	2,650	1,141
Operating lease obligations	19,960	21,202
Financing lease obligations	74	1,950
Notes payable	1,046,397	863,577
Tax receivable agreement liability	60,429	66,590
Warrant liability	46,525	67,139
Contingent consideration	34,108	45,568
Deferred taxes	257,733	413,038
Other noncurrent liabilities	779	712
Total liabilities	1,857,418	1,921,284
Commitments and Contingencies (Note 27)
Stockholders' Equity
Class A common stock; $0.0001 par value, 2,500,000,000 shares authorized; 302,199,373 and 301,536,621 issued and 302,022,719 and 301,359,967 outstanding as of August 31, 2022 and February 28, 2022, respectively	31	31
Class V common stock; $0.0001 par value; 42,747,890 shares authorized; 33,192,007 and 33,560,839 issued and outstanding as of August 31, 2022 and February 28, 2022, respectively	—	—
Series B-1 common stock; $0.0001 par value; 9,000,000 shares authorized; 94 shares issued and outstanding	—	—
Series B-2 common stock; $0.0001 par value; 4,000,000 shares authorized; 3,372,184 issued and outstanding	—	—
Additional paid-in capital	3,370,315	3,362,219
Accumulated other comprehensive loss	(91,681)	(19,019)
Accumulated deficit	(535,020)	(154,976)
Treasury stock, at cost: 176,654 shares	(2,473)	(2,473)
Total E2open Parent Holdings, Inc. equity	2,741,172	3,185,782
Noncontrolling interest	253,646	298,389
Total stockholders' equity	2,994,818	3,484,171
Total liabilities and stockholders' equity	$4,852,236	$5,405,455

See notes to condensed consolidated financial statements.

E2open Parent Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
(In thousands, except per share amounts)	2022	2021	2022	2021
Revenue
Subscriptions	$131,621	$61,725	$261,168	$112,759
Professional services and other	29,055	16,354	59,889	31,647
Total revenue	160,676	78,079	321,057	144,406
Cost of Revenue
Subscriptions	36,302	16,246	69,436	32,754
Professional services and other	22,383	10,967	43,029	21,107
Amortization of acquired intangible assets	24,566	12,338	49,467	23,849
Total cost of revenue	83,251	39,551	161,932	77,710
Gross Profit	77,425	38,528	159,125	66,696
Operating Expenses
Research and development	25,587	16,208	48,149	31,909
Sales and marketing	22,745	11,174	46,900	23,688
General and administrative	23,355	13,401	43,701	27,118
Acquisition-related expenses	5,580	7,174	12,344	16,952
Amortization of acquired intangible assets	21,023	3,543	42,558	7,373
Goodwill impairment	514,816	—	514,816	—
Total operating expenses	613,106	51,500	708,468	107,040
Loss from operations	(535,681)	(12,972)	(549,343)	(40,344)
Other income (expense)
Interest and other expense, net	(18,049)	(6,332)	(33,462)	(11,235)
Change in tax receivable agreement liability	8,062	(637)	6,392	(3,136)
Gain (loss) from change in fair value of warrant liability	15,159	18,727	20,614	(41,216)
Gain (loss) from change in fair value of contingent consideration	7,260	(16,780)	11,460	(90,040)
Total other income (expense)	12,432	(5,022)	5,004	(145,627)
Loss before income tax provision	(523,249)	(17,994)	(544,339)	(185,971)
Income tax benefit (expense)	113,664	(5,994)	122,133	(7,372)
Net loss	(409,585)	(23,988)	(422,206)	(193,343)
Less: Net loss attributable to noncontrolling interest	(40,897)	(3,471)	(42,162)	(30,568)
Net loss attributable to E2open Parent Holdings, Inc.	$(368,688)	$(20,517)	$(380,044)	$(162,775)

Weighted average common shares outstanding:
Basic	301,898	195,148	301,635	191,099
Diluted	301,898	195,148	301,635	191,099
Net loss attributable to E2open Parent Holdings, Inc. common shareholders per share:
Basic	$(1.22)	$(0.11)	$(1.26)	$(0.85)
Diluted	$(1.22)	$(0.11)	$(1.26)	$(0.85)

See notes to condensed consolidated financial statements.

E2open Parent Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
(In thousands)	2022	2021	2022	2021
Net loss	$(409,585)	$(23,988)	$(422,206)	$(193,343)
Other comprehensive loss, net:
Net foreign currency translation loss, net of tax of $27,654 as of August 31, 2022	(41,755)	(6,523)	(72,455)	(5,048)
Net deferred losses on cash flow hedges	(207)	—	(207)	—
Total other comprehensive loss, net	(41,962)	(6,523)	(72,662)	(5,048)
Comprehensive loss	(451,547)	(30,511)	(494,868)	(198,391)
Less: Comprehensive loss attributable to noncontrolling interest	(45,076)	(4,505)	(49,418)	(31,366)
Comprehensive loss attributable to E2open Parent Holdings, Inc.	$(406,471)	$(26,006)	$(445,450)	$(167,025)

See notes to condensed consolidated financial statements.

E2open Parent Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total E2open Equity	Noncontrolling Interest	Total Equity
Balance, February 28, 2021	$19	$2,071,206	$2,388	$10,800	$—	$2,084,413	$392,945	$2,477,358
Share-based compensation	—	2,043	—	—	—	2,043	—	2,043
Other comprehensive income	—	—	1,475	—	—	1,475	—	1,475
Net loss	—	—	—	(142,258)	—	(142,258)	(27,097)	(169,355)
Balance, May 31, 2021	19	2,073,249	3,863	(131,458)	—	1,945,673	365,848	2,311,521
Share-based compensation	—	2,509	—	—	—	2,509	—	2,509
Business Combination purchase price adjustment	—	1,666	—	—	—	1,666	1,299	2,965
Conversion of Common Units to common stock	—	27,228	—	—	—	27,228	(43,995)	(16,767)
Conversion of Series B-1 shares to common stock	1	174,999	—	—	(2,473)	172,527	—	172,527
Impact of Common Unit conversions on Tax Receivable Agreement	—	(7,512)	—	—	—	(7,512)	—	(7,512)
Other comprehensive loss	—	—	(6,523)	—	—	(6,523)	—	(6,523)
Net loss	—	—	—	(20,517)	—	(20,517)	(3,471)	(23,988)
Balance, August 31, 2021	$20	$2,272,139	$(2,660)	$(151,975)	$(2,473)	$2,115,051	$319,681	$2,434,732

(In thousands)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total E2open Equity	Noncontrolling Interest	Total Equity
Balance, February 28, 2022	$31	$3,362,219	$(19,019)	$(154,976)	$(2,473)	$3,185,782	$298,389	$3,484,171
Share-based compensation	—	3,188	—	—	—	3,188	—	3,188
Conversion of Common Units to common stock	—	195	—	—	—	195	(195)	—
Vesting of restricted stock awards, net of shares withheld for taxes	—	(1,330)	—	—	—	(1,330)	—	(1,330)
Other comprehensive loss	—	—	(30,700)	—	—	(30,700)	—	(30,700)
Net loss	—	—	—	(11,356)	—	(11,356)	(1,265)	(12,621)
Balance, May 31, 2022	31	3,364,272	(49,719)	(166,332)	(2,473)	3,145,779	296,929	3,442,708
Share-based compensation	—	5,154	—	—	—	5,154	—	5,154
Conversion of Common Units to common stock	—	989	—	—	—	989	(2,386)	(1,397)
Vesting of restricted stock awards, net of shares withheld for taxes	—	76	—	—	—	76	—	76
Impact of Common Unit conversions on Tax Receivable Agreement	—	(176)	—	—	—	(176)	—	(176)
Other comprehensive loss	—	—	(41,962)	—	—	(41,962)	—	(41,962)
Net loss	—	—	—	(368,688)	—	(368,688)	(40,897)	(409,585)
Balance, August 31, 2022	$31	$3,370,315	$(91,681)	$(535,020)	$(2,473)	$2,741,172	$253,646	$2,994,818

See notes to condensed consolidated financial statements.

E2open Parent Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended August 31,
(In thousands)	2022	2021
Cash flows from operating activities
Net loss	$(422,206)	$(193,343)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	107,380	41,000
Amortization of deferred commissions	1,838	410
Provision for credit losses	266	303
Amortization of debt issuance costs	2,487	1,334
Amortization of operating lease right-of-use assets	3,960	3,742
Share-based compensation	8,342	4,552
Deferred income taxes	(133,632)	4,450
Right-of-use assets impairment charge	2,376	—
Goodwill impairment charge	514,816	—
Change in tax receivable agreement liability	(6,392)	3,136
(Gain) loss from change in fair value of warrant liability	(20,614)	41,216
(Gain) loss from change in fair value of contingent consideration	(11,460)	90,040
Loss (gain) on disposal of property and equipment	162	(236)
Changes in operating assets and liabilities:
Accounts receivable	5,610	44,785
Prepaid expenses and other current assets	257	(6,401)
Other noncurrent assets	(2,493)	(3,232)
Accounts payable and accrued liabilities	(15,726)	(1,453)
Incentive program payable	(1,669)	(2,272)
Deferred revenue	(23,162)	20,083
Changes in other liabilities	(7,976)	(6,630)
Net cash provided by operating activities	2,164	41,484
Cash flows from investing activities
Payments for acquisitions - net of cash acquired	(124,168)	—
Capital expenditures	(31,557)	(17,372)
Minority investment in private firm	(3,000)	—
Net cash used in investing activities	(158,725)	(17,372)
Cash flows from financing activities
Proceeds from PIPE investment	—	280,000
Proceeds from indebtedness	190,000	—
Repayments of indebtedness	(85,857)	(1,582)
Repayments of financing lease obligations	(2,213)	(5,902)
Repurchase of common stock	—	(2,473)
Repurchase of Common Units	(1,397)	(16,767)
Payments of debt issuance costs	(4,766)	—
Net cash provided by financing activities	95,767	253,276
Effect of exchange rate changes on cash and cash equivalents	1,700	(1,244)
Net (decrease) increase in cash, cash equivalents and restricted cash	(59,094)	276,144
Cash, cash equivalents and restricted cash at beginning of period	174,554	207,542
Cash, cash equivalents and restricted cash at end of period	$115,460	$483,686

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$98,056	$473,133
Restricted cash	17,404	10,553
Total cash, cash equivalents and restricted cash	$115,460	$483,686
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

Basis of Presentation

These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. Investments in other companies are carried at cost. See Note 10, Investments for additional information. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended August 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2023. For further information, refer to the consolidated financial statements and notes thereto included in our 2022 Form 10-K.

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

Reclassifications

During the second quarter of fiscal 2023, we began reporting deferred income taxes as a separate line as part of operating activities in the Condensed Consolidated Statements of Cash Flows. As a result, we reclassed $4.5 million from the change in other liabilities to deferred income taxes for the six months ended August 31, 2021.

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

3. Acquisitions

Logistyx Acquisition

On March 2, 2022, E2open, LLC acquired all of the issued and outstanding membership interests of Logistyx for a purchase price of $185 million, with an estimated fair value of $183.4 million, including $90 million paid in cash at closing (Logistyx Acquisition). An additional $95 million, subject to standard working capital adjustments and other contractual provisions, was paid in two installments on May 31, 2022 and September 1, 2022. We had the option to finance the remaining payments, at our discretion, through cash or a combination of cash and Class A Common Stock. The May 31, 2022 payment of $37.4 million was paid in cash. The final payment for the Logistyx Acquisition of $57.6 million was due on August 29, 2022; however, the parties agreed to extend the payment to September 1, 2022 due to the finalization of the working capital adjustments and other contractual provisions. See Note 29, Subsequent Events for additional information.

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

We recorded the preliminary allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their fair values as of March 2, 2022. The preliminary purchase price allocation is as follows:

($ in thousands)	Preliminary Purchase Price Allocation	Adjustments (3)	Updated Preliminary Purchase Price Allocation
Cash and cash equivalents	$1,563	$—	$1,563
Account receivable, net	5,332	—	5,332
Other current assets	3,335	—	3,335
Property and equipment, net	144	—	144
Intangible assets	67,200	(400)	66,800
Goodwill (1)	125,896	400	126,296
Non-current assets	619	—	619
Accounts payable	(5,897)	—	(5,897)
Current liabilities	(3,931)	—	(3,931)
Deferred revenue (2)	(10,747)	—	(10,747)
Non-current liabilities	(158)	—	(158)
Total assets acquired and liabilities assumed	$183,356	$—	$183,356

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
(3)
The adjustments primarily relate to the change in fair value of the intangible assets due to a change in the deferred revenue.

The fair value of the intangible assets is as follows:

($ in thousands)	Useful Lives	Fair Value
Trade name	1	$500
Developed technology (1)	6.4	33,500
Client relationships (2)	13	32,000
Backlog (3)	2.5	800
Total intangible assets		$66,800

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

We incurred $3.6 million ($0.7 million as of February 28, 2022) of expenses directly related to the Logistyx Acquisition through August 31, 2022 which are included in acquisition-related expense in the Condensed Consolidated Statements of Operations. Included in these expenses were $1.6 million acquisition-related advisory fees which were incurred on March 2, 2022. At the closing of the Logistyx Acquisition, we paid $0.5 million of acquisition-related advisory fees and other expenses related to the Logistyx Acquisition on behalf of Logistyx. These expenses were part of the purchase price consideration and not recognized as expense in our or Logistyx's Condensed Consolidated Statements of Operations.

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

We recorded the preliminary allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their fair values as of the Acquisition Date and adjusted certain items as noted below. The final purchase price allocation is as follows:

($ in thousands)	Preliminary Purchase Price Allocation	Adjustments (4)	Final Purchase Price Allocation
Cash and cash equivalents	$23,773	$—	$23,773
Account receivable, net	33,834	(12)	33,822
Other current assets	10,352	865	11,217
Property and equipment, net	6,503	—	6,503
Operating lease right-of-use assets	9,018	—	9,018
Intangible assets	484,800	—	484,800
Goodwill (1)	1,152,084	(2,218)	1,149,866
Non-current assets	2,200	(2,016)	184
Accounts payable	(11,773)	143	(11,630)
Current liabilities (2)	(33,530)	10,652	(22,878)
Deferred revenue (3)	(39,283)	—	(39,283)
Deferred taxes	(101,936)	(7,414)	(109,350)
Non-current liabilities	(7,171)	—	(7,171)
Total assets acquired and liabilities assumed	$1,528,871	$—	$1,528,871

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

	Three Months Ended	Six Months Ended
($ in millions)	August 31, 2021	August 31, 2021
Total revenue	$136.4	$260.0
Net loss	(45.7)	(257.7)
Less: Net loss attributable to noncontrolling interest	(5.3)	(29.1)
Net loss attributable to E2open Parent Holdings, Inc.	$(40.4)	$(228.6)

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

We had $98.1 million in cash and cash equivalents as of August 31, 2022. We believe our existing cash and cash equivalents, cash provided by operating activities, and, if necessary, the borrowing capacity of up to $155.0 million available under our 2021 Revolving Credit Facility (see Note 13, Notes Payable) will be sufficient to meet our working capital, debt repayment and capital expenditure requirements for at least the next twelve months.

In the future, we may enter into arrangements to acquire or invest in complementary businesses. To facilitate these acquisitions or investments, we may seek additional equity or debt financing.

5. Accounts Receivable

Accounts receivable, net consisted of the following:

($ in thousands)	August 31, 2022	February 28, 2022
Accounts receivable	$134,644	$143,799
Unbilled receivables	25,436	14,597
Less: Allowance for credit losses	(5,308)	(3,055)
Accounts receivable, net	$154,772	$155,341

Unbilled receivables represent revenue recognized for performance obligations that have been satisfied but for which amounts have not been billed, which we also refer to as contract assets.

The allowance for credit losses was comprised of the following:

($ in thousands)	Amount
Balance, February 28, 2021	$(908)
BluJay Acquisition	(1,779)
Additions	(1,917)
Write-offs	1,549
Balance, February 28, 2022	(3,055)
Logistyx Acquisition	(267)
Additions	(2,436)
Write-offs	450
Balance, August 31, 2022	$(5,308)

6. Prepaid and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

($ in thousands)	August 31, 2022	February 28, 2022
Prepaid software and hardware license and maintenance fees	$12,023	$6,022
Income and other taxes receivable	5,279	4,544
Prepaid insurance	4,267	3,401
Deferred commissions	3,666	2,867
Prepaid marketing	1,407	1,124
Security deposits	1,483	1,044
Other prepaid expenses and other current assets	2,402	7,241
Total prepaid expenses and other current assets	$30,527	$26,243

Amortization of software licenses held under financing leases is included in cost of revenue and operating expenses. Prepaid maintenance, services and insurance are expensed over the term of the underlying agreements.

7. Goodwill

During the fourth quarter of each fiscal year, we assess our goodwill for potential impairment. This impairment testing is applied more frequently if we become aware of events or circumstances since the last impairment testing that might call into question whether the current balances are fairly recorded. During the second quarter of fiscal 2023, the market price of our Class A common stock and market capitalization declined significantly. This decline resulted in us determining that a triggering event occurred and an interim goodwill impairment assessment was performed.

We performed a qualitative "Step 0" goodwill impairment assessment during the second quarter of fiscal 2023 which indicated that a quantitative "Step 1" impairment analysis needed to be performed as well. The fair value of E2open was determined using a discounted cash flow method, guideline public company method and guideline transaction method using an income -based and market-based approach.

We calculated the fair value of E2open under three different methods: discounted cash flow method, guideline public company method and guideline transaction method. The discounted cash flow method is based on the present value of estimated future cash flows which were based on management's estimates of revenue growth rates and net operating income margins, taking into consideration market and industry conditions. The discount rate used was based on the weighted-average cost of capital adjusted for the risk, size premium and business-specific characteristics related to the business's ability to execute on the projected cash flows. Under the guideline public company method, the fair value was based on forward-looking earnings multiples derived from comparable publicly traded companies with similar market position and size. The unobservable inputs used to measure the fair value included projected revenue growth rates, the weighted average cost of capital, the normalized working capital level, capital expenditures assumptions, profitability projections, control premium, the determination of appropriate market comparison companies and terminal growth rates. Under the guideline transaction method, the fair value was based on pricing multiples derived from recently sold companies with similar characteristics to ours. The three approaches generated similar results and indicated that the fair value of E2open's equity and goodwill was less than its carrying amount. Therefore, in the second quarter of fiscal 2023, we recognized an impairment charge of $514.8 million to goodwill.

The following table presents the changes in goodwill:

($ in thousands)	Amount
Balance, February 28, 2021	$2,628,646
Business Combination purchase price adjustment (1)	407
BluJay Acquisition (2)	1,155,321
Currency translation adjustment	(27,503)
Balance, February 28, 2022	3,756,871
BluJay Acquisition adjustment (2)	(5,455)
Logistyx Acquisition (3)	126,296
Impairment charge	(514,816)
Currency translation adjustment	(70,236)
Balance, August 31, 2022	$3,292,660

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
(3)
Represents the goodwill acquired in the Logistyx Acquisition as of March 2, 2022 and subsequent purchase price adjustments. See Note 3, Acquisitions for additional information.

8. Intangible Assets, Net

Intangible assets, net consisted of the following:

	August 31, 2022
($ in thousands)	Weighted Average Useful Life	Cost	Accumulated Amortized	Net
Indefinite-lived:
Trademark / Trade name	Indefinite	$110,000	$—	$110,000
Definite-lived:
Client relationships	13.8	498,644	(80,778)	417,866
Technology	7.3	685,517	(120,291)	565,226
Content library	10.0	50,000	(7,872)	42,128
Trade name	1.0	3,710	(3,461)	249
Backlog	2.5	800	(160)	640
Total definite-lived		1,238,671	(212,562)	1,026,109
Total intangible assets		$1,348,671	$(212,562)	$1,136,109

	February 28, 2022
($ in thousands)	Weighted Average Useful Life	Cost	Accumulated Amortized	Net
Indefinite-lived:
Trademark / Trade name	Indefinite	$109,998	$—	$109,998
Definite-lived:
Client relationships	13.6	476,584	(45,467)	431,117
Technology	7.3	666,160	(72,414)	593,746
Content library	10.0	50,000	(5,372)	44,628
Trade name	1.0	3,705	(1,804)	1,901
Total definite-lived		1,196,449	(125,057)	1,071,392
Total intangible assets		$1,306,447	$(125,057)	$1,181,390

The e2open trade name is indefinite-lived. Acquired trade names are definite-lived as over time we rebrand acquired products and services as e2open.

During the three months ended August 31, 2022, gross client relationships and technology were reduced by $0.3 million and $0.1 million, respectively, due to the Logistyx purchase price adjustments.

Amortization of intangible assets is recorded in cost of revenue and operating expenses in the Condensed Consolidated Statements of Operations. We recorded amortization expense related to intangible assets of $45.6 million and $15.9 million for the three months ended August 31, 2022 and 2021, respectively. We recorded amortization expense related to intangible assets of $92.1 million and $31.2 million for the six months ended August 31, 2022 and 2021, respectively.

9. Property and Equipment, Net

Property and equipment, net consisted of the following:

($ in thousands)	August 31, 2022	February 28, 2022
Computer equipment	$46,667	$33,228
Software	54,667	43,821
Furniture and fixtures	3,437	3,509
Leasehold improvements	10,599	9,067
Gross property and equipment	115,370	89,625
Less accumulated depreciation and amortization	(38,457)	(23,688)
Property and equipment, net	$76,913	$65,937

Computer equipment and software include assets held under financing leases. Amortization of assets held under financing leases is included in depreciation expense. See Note 25, Leases for additional information regarding our financing leases.

Depreciation expense was $8.5 million and $4.9 million for the three months ended August 31, 2022 and 2021, respectively. Depreciation expense was $15.4 million and $9.8 million for the six months ended August 31, 2022 and 2021, respectively.

We had capitalized software costs of $28.2 million and $20.9 million as of August 31, 2022 and February 28, 2022, respectively. We recognized $1.4 million and $0.6 million of amortized capitalized software development costs for the three months ended August 31, 2022 and 2021, respectively, and $2.2 million and $1.2 million for the six months ended August 31, 2022 and 2021, respectively.

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

11. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

($ in thousands)	August 31, 2022	February 28, 2022
Accrued compensation	$33,988	$63,101
Accrued severance and retention	3,600	1,909
Trade accounts payable	39,409	33,158
Accrued professional services	4,003	5,440
Restructuring liability	280	778
Taxes payable	12,463	2,702
Interest payable	5,818	2,398
Client deposits	2,284	2,214
Other	13,620	19,546
Total accounts payable and accrued liabilities	$115,465	$131,246

In the 2022 Form 10-K, $0.8 million of accrued expenses related to accrued severance and retention were reflected in accrued compensation. These amounts have been reclassified to accrued severance and retention to correspond to the current year presentation. See Note 18, Severance and Exit Costs for additional information.

12. Tax Receivable Agreement

E2open Holdings entered into a Tax Receivable Agreement with selling equity holders of E2open Holdings that requires us to pay 85% of the tax savings that are realized because of increases in the tax basis in E2open Holdings' assets. This increase is either from the sale or exchange of the Common Units for shares of Class A Common Stock and cash, as well as from tax benefits attributable to payments under the Tax Receivable Agreement. We will retain the benefit of the remaining 15% of these cash savings. The Tax Receivable Agreement will continue until all such tax benefits have been utilized or expired unless E2open Holdings exercises its right to terminate the Tax Receivable Agreement for an amount representing the present value of anticipated future tax benefits under the Tax Receivable Agreement or certain other accelerated events occur.

Quarterly tax distributions will be paid to the holders of Common Units on a pro rata basis based upon an agreed upon formula related to the taxable income of E2open Holdings allocable to holders of Common Units. Generally, these tax distributions will be computed based on the Company’s estimate of taxable income of E2open Holdings allocable to each holder of Common Units (based on certain assumptions), multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for a U.S. corporation organized under the laws of the State of Delaware, taking into account all jurisdictions in which the Company is required to file income tax returns together with the relevant apportionment information and the character of E2open Holdings’ income, subject to various adjustments.

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

The Tax Receivable Agreement liability was $60.4 million and $66.6 million as of August 31, 2022 and February 28, 2022, respectively. The discount rate used for the ASC 805 calculation was 9.5% and 8.2% as of August 31, 2022 and February 28, 2022, respectively, based on our cost of debt plus an incremental premium. During the three months ended August 31, 2022 and 2021, a gain of $8.1 million and a loss of $0.6 million, respectively, was recorded as a change in the tax receivable agreement liability related to the ASC 805 discounted liability. During the six months ended August 31, 2022 and 2021, a gain of $6.4 million and a loss of $3.1 million, respectively, was recorded as a change in the tax receivable agreement liability related to the ASC 805 discounted liability. During the six months ended August 31, 2022 and 2021, the Tax Receivable Agreement liability under ASC 450 increased by $0.2 million and $10.1 million.

13. Notes Payable

Notes payable outstanding were as follows:

($ in thousands)	August 31, 2022	February 28, 2022
2021 Term Loan	$1,083,681	$899,163
2021 Revolving Credit Facility	—	80,000
Other notes payable	17	47
Total notes payable	1,083,698	979,210
Less unamortized debt issuance costs	(26,323)	(26,536)
Total notes payable, net	1,057,375	952,674
Less current portion	(10,978)	(89,097)
Notes payable, less current portion, net	$1,046,397	$863,577

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

The proceeds from the $190.0 incremental term loan were used to repay the $80.0 million outstanding balance under the 2021 Revolving Credit Facility incurred to finance the initial payment for the Logistyx Acquisition. The additional cash was used to pay the $37.4 million payment due to Logistyx in May 2022 and for general corporate purposes.

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

As of August 31, 2022 and February 28, 2022, the 2021 Term Loan had a variable interest rate of 5.86% and 4.00%, respectively. There were no outstanding borrowings, no letters of credit and $155.0 million available borrowing capacity under the 2021 Revolving Credit Facility as of August 31, 2022. There were $80.0 million borrowings outstanding at an interest rate of 5.25%, no letters of credit and $75.0 million available borrowing capacity under the 2021 Revolving Credit Facility as of February 28, 2022. We were in compliance with the First Lien Leverage Ratio for the Credit Agreement as of August 31, 2022 and February 28, 2022.

See Note 29, Subsequent Events for information regarding borrowings under our 2021 Revolving Credit Facility.

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

The contingent consideration liability was $34.1 million and $45.6 million as of August 31, 2022 and February 28, 2022, respectively. The fair value remeasurements resulted in a gain of $7.3 million and loss of $13.0 million for the three months ended August 31, 2022 and 2021, respectively. The fair value remeasurements resulted in a gain of $11.5 million and loss of $76.4 million for the six months ended August 31, 2022 and 2021, respectively.

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

As of June 8, 2021, the 5-day VWAP of our Class A Common Stock exceeded $13.50 per share which was the triggering event for the Series B-1 common stock to automatically convert into our Class A Common Stock on a one-to-one basis. As such, 8,120,273 shares of Series B-1 common stock converted into 8,120,273 shares of Class A Common Stock. There were 94 shares of Series B-1 common stock pending conversion as of August 31, 2022.

There were 3,372,184 shares of Series B-2 common stock outstanding as of August 31, 2022 and February 28, 2022. The Series B-2 common stock will automatically convert into our Class A Common Stock on a one-to-one basis upon the occurrence of the first day on which the 20-day VWAP is equal to at least $15.00 per share; provided, however, that the reference to $15.00 per share shall be decreased by the aggregate per share amount of dividends actually paid in respect of a share of Class A Common Stock following the closing of the Business Combination.

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

There were 2,627,724 shares of Series 2 RCUs outstanding as of August 31, 2022 and February 28, 2022. Similar to the Series B-2 common stock, the Series 2 RCUs will vest (a) at such time as the 20-day VWAP of the Class A Common Stock is at least $15.00 per share; however, the $15.00 per share threshold will be decreased by the aggregate amount of dividends per share paid following the closing of the Business Combination; (b) upon the consummation of a qualifying change of control of us or the Sponsor and (c) upon the qualifying liquidation defined in the limited liability company agreement.

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

15. Financial Instruments

We recognize derivative instruments as either assets or liabilities in the Condensed Consolidated Balance Sheets at fair value and provide qualitative and quantitative disclosures about such derivatives. We have international operations that expose us to potentially adverse movements in foreign currency exchange rates. To reduce our exposure to foreign currency rate changes on forecasted operating expenses, we enter into hedges in the form of foreign currency forward contracts related changes in the U.S. dollar/foreign currency relationship. We do not use foreign currency forward contracts for speculative or trading purposes. Our derivative contracts are governed by an International Swaps and Derivatives Association master agreement that generally include standard netting arrangements.

We are exposed to credit loss in the event of non-performance by counterparties to our derivative contracts. We actively monitor our exposure to credit risk, enter into foreign exchange forward contracts with high credit quality financial institutions and mitigate credit risk in derivative transactions by permitting net settlement of transactions with the same counterparty. We have not experienced any instances of non-performance by any counterparties.

The assets or liabilities associated with the forward contracts are recorded at fair value in prepaid expenses and other current assets, other noncurrent assets, accounts payable and accrued liabilities or other noncurrent liabilities in the Condensed Consolidated Balance Sheets. The accounting for gains and losses resulting from changes in fair value depends on the use of the foreign currency forward contract and whether it is designated and qualifies for hedge accounting. The cash flow impact upon settlement of the derivate contracts will be included in net cash from operating activities in the Condensed Consolidated Statements of Cash Flows.

Cash Flow Hedging Activities

Our foreign exchange forward contracts are designed and qualify as cash flow hedges. The contracts currently hedge the U.S. dollar/Indian Rupee relationship with the duration of these forward contracts ranging from one-month to 24-months at inception. These contracts cover a portion of our spend in Indian Rupee. We have not hedged our exposure to revenue or expenses in other currencies.

To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes in future cash flows on the hedged transactions. The related gains or losses resulting from changes in fair value of these hedges is initially reported, net of tax, as a component of other comprehensive income (loss) in stockholders' equity and reclassified into operating expenses when the hedge is settled. As of August 31, 2022, our foreign exchange forward contracts have durations of approximately 24 months or less.

Our exposure to the market gains or losses will vary over time as a function of currency exchange rates. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

The following table represents the Condensed Consolidated Balance Sheets location and amount of derivative instrument fair values:

($ in thousands)	August 31, 2022
Accounts payable and accrued liabilities	$(125)
Other noncurrent liabilities	(82)

We report our foreign exchange forward contract assets and liabilities on a net basis in the Condensed Consolidated Balance Sheets when a master-netting arrangement exists between us and the counterparty to the contract. A standard master netting agreement exists between us and the counterparty to the foreign exchange forward contract entered into in August 2022. The agreement allows for multiple transaction payment netting and none of the netting arrangements involve collateral. As of August 31, 2022, all of the foreign exchange forward contracts are in a liability position.

See Note 22, Other Comprehensive Loss for additional information regarding our cash flow hedges.

16. Fair Value Measurement

Our financial instruments include cash and cash equivalents; investments; accounts receivable, net; accounts payable; acquisition-related obligations; notes payable; and financing lease obligations. Accounts receivable, net; accounts payable; and acquisition-related obligations are stated at their carrying value, which approximates fair value, due to their short maturity. We measure our cash equivalents and investments at fair value, based on an exchange or exit price which represents the amount that would be received for an asset sale or an exit price, or paid to transfer a liability in an orderly transaction between knowledgeable and willing market participants. We estimate the fair value for notes payable and financing lease obligations by discounting the future cash flows of the related note and lease payments. As of August 31, 2022 and February 28, 2022, the fair value of the cash and cash equivalents, restricted cash, notes payable and financing lease obligations approximates their recorded values.

The following tables set forth details about our investments:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
August 31, 2022
Asset-backed securities	$162	$23	$—	$185

February 28, 2022
Asset-backed securities	$162	$46	$—	$208

Observable inputs are based on market data obtained from independent sources. Unobservable inputs reflect our assessment of the assumptions market participants would use to value certain financial instruments. This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

Our assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy are summarized as follows:

	August 31, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Asset-backed securities	$—	$185	$—	$185
Total investments	—	185	—	185
Total assets	$—	$185	$—	$185

Liabilities:
Forward currency contracts	$—	$207	$—	$207
Tax receivable agreement liability	—	—	43,876	43,876
Warrant liability	18,078	—	28,447	46,525
Contingent consideration	—	—	34,108	34,108
Total liabilities	$18,078	$207	$106,431	$124,716

	February 28, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market	$4	$—	$—	$4
Total cash equivalents	4	—	—	4
Investments:
Asset-backed securities	—	208	—	208
Total investments	—	208	—	208
Total assets	$4	$208	$—	$212

Liabilities:
Tax receivable agreement liability	$—	$—	$50,268	$50,268
Warrant liability	27,324	—	39,815	67,139
Contingent consideration	—	—	45,568	45,568
Total liabilities	$27,324	$—	$135,651	$162,975

Contingent Consideration

The following table provides a reconciliation of the beginning and ending balances of acquisition related accrued earn-outs and contingent consideration using significant unobservable inputs (Level 3) from March 1, 2022 through August 31, 2022 and March 1, 2021 through February 28, 2022:

($ in thousands)	August 31, 2022	February 28, 2022
Beginning of period	$45,568	$152,808
Conversion to Class A Common Stock	—	(175,000)
Cash payments	—	(2,000)
(Gain) loss from fair value of contingent consideration	(11,460)	69,760
End of period	$34,108	$45,568

The change in the fair value of the earn-out is recorded in acquisition-related expenses while the change in the fair value of the contingent consideration is recorded in gain (loss) from change in fair value of contingent consideration in the Condensed Consolidated Statements of Operations.

Tax Receivable Agreement

Our tax receivable agreement liability is measured under both ASC 805 at fair value on a recurring basis using significant unobservable inputs (Level 3) and ASC 450 at book value. The following table provides a reconciliation of the portion of the tax receivable agreement liability measured at fair value under Level 3 from March 1, 2022 through August 31, 2022 and March 1, 2021 through February 28, 2022:

($ in thousands)	August 31, 2022	February 28, 2022
Beginning of period	$50,268	$50,114
Loss from fair value of tax receivable agreement liability	(6,392)	154
End of period	$43,876	$50,268

The change in the fair value of the tax receivable agreement liability is recorded in change in tax receivable agreement liability in the Condensed Consolidated Statements of Operations.

Warrants

Our warrant liability is measured at fair value on a recurring basis using active market quoted prices (Level 1) and significant unobservable inputs (Level 3). The following table provides a reconciliation of the warrant liability from March 1, 2022 through August 31, 2022 and March 1, 2021 through February 28, 2022:

($ in thousands)	August 31, 2022	February 28, 2022
Beginning of period	$67,139	$68,772
Gain from fair value of warrant liability	(20,614)	(1,633)
End of period	$46,525	$67,139

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
17. Revenue

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

Total Revenue by Geographic Locations

Revenue by geographic regions consisted of the following:

	Three Months Ended August 31,		Six Months Ended August 31,
($ in thousands)	2022	2021	2022	2021
Americas	$135,797	$74,902	$270,632	$138,220
Europe	18,985	1,298	38,929	2,622
Asia Pacific	5,894	1,879	11,496	3,564
Total revenue	$160,676	$78,079	$321,057	$144,406

Revenues by geography are determined based on the region of our contracting entity, which may be different than the region of the client. Americas revenue attributed to the United States was 83% and 96% during the three and six months ended August 31, 2022 and 2021, respectively. No other country represented more than 10% of total revenue during these periods.

During the three months ended August 31, 2022 and 2021, we recorded a $0.1 million and $14.2 million reduction to revenue to amortize the deferred revenue fair value adjustment that resulted from the purchase price allocation in the Business Combination, respectively. During the six months ended August 31, 2022 and 2021, we recorded a $0.2 million and $36.7 million reduction to revenue to amortize the deferred revenue fair value adjustment, respectively. With the early adoption of ASU 2021-08, a fair value adjustment to deferred revenue is no longer required; therefore, an adjustment to deferred revenue was not made for the BluJay or Logistyx acquisitions.

Remaining Performance Obligations

Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied. It includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods and does not include contracts where the client is not committed. The client is not considered committed when they are able to terminate for convenience without payment of a substantive penalty under the contract. Additionally, as a practical expedient of ASC 606, Revenue from Contracts with Customers, we have not disclosed the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. As of August 31, 2022 and February 28, 2022, approximately $732.9 million and $767.9 million of revenue was expected to be recognized from remaining performance obligations, respectively. These amounts are expected to be recognized within the next five years.

Contract Assets and Liabilities

Contract assets primarily represent revenues recognized for performance obligations that have been satisfied but for which amounts have not been billed. Contract assets were $25.4 million and $14.6 million as of August 31, 2022 and February 28, 2022, respectively. Contract liabilities consist of deferred revenue which includes billings in excess of revenue recognized related to subscription contracts and professional services. Deferred revenue is recognized as revenue when we perform under the contract. Deferred revenue was $179.7 million and $192.1 million as of August 31, 2022 and February 28, 2022, respectively. Revenue recognized during the three and six months ended August 31, 2022, included in deferred revenue on the Condensed Consolidated Balance Sheets as of February 28, 2022, was $38.4 million and $96.3 million, respectively.

As of February 4, 2021, a fair value adjustment of $60.7 million was recorded to reduce our deferred revenue to its fair value as part of the Business Combination. As deferred revenue is recognized, any fair value adjustment related to the deferred revenue is also recognized as a reduction to revenue. As of August 31, 2022 and February 28, 2022, the fair value adjustment to reduce deferred revenue as part of the Business Combination was $0.2 million and $0.5 million, respectively. With the early adoption of ASU 2021-08, a fair value adjustment to deferred revenue is no longer required; therefore, an adjustment to deferred revenue was not made for the BluJay and Logistyx acquisitions.

Sales Commissions

With the adoption of ASC 606 and ASC 340-40, Contracts with Customers as of March 1, 2019, we began deferring and amortizing sales commissions that are incremental and directly related to obtaining client contracts.

Amortization expense of $1.0 million and $0.2 million was recorded in sales and marketing expense in the Condensed Consolidated Statements of Operations for the three months ended August 31, 2022 and 2021, respectively. Amortization expense of $1.8 million and $0.4 million was recorded in sales and marketing expense for the six months ended August 31, 2022 and 2021, respectively. Certain sales commissions that would have an amortization period of less than one year are expensed as incurred in sales and marketing expense. As of August 31, 2022 and February 28, 2022, we had a total of $13.3 million and $12.2 million of capitalized sales commissions included in prepaid expenses and other current assets and other noncurrent assets in the Condensed Consolidated Balance Sheets, respectively.

18. Severance and Exit Costs

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

	Three Months Ended August 31,		Six Months Ended August 31,
($ in thousands)	2022	2021	2022	2021
Severance	$1,868	$614	$3,690	$654
Lease exits	126	494	235	816
Total severance and exit costs	$1,994	$1,108	$3,925	$1,470

In addition, during the second quarter of fiscal 2023, we accrued $0.8 million in severance expense related an executive who left the company. The expense is recorded in general and administrative expense in the Condensed Consolidated Statements of Operations and in the Condensed Consolidated Balance Sheets in accounts payable and accrued liabilities in the accrued severance and retention liability. The severance payment will be paid during the third quarter of fiscal 2023.

Included in accounts payable and accrued liabilities as of August 31, 2022 and February 28, 2022 was a restructuring liability balance, primarily consisting of lease related obligations, of $0.3 million and $0.8 million, respectively, and a restructuring severance liability of $3.6 million and $1.9 million, respectively, which also includes the executive severance accrual noted above. We expect these amounts to be substantially paid within the next 12 months.

The following table reflects the changes in the severance and exit cost accruals from March 1, 2022 through August 31, 2022 and March 1, 2021 through February 28, 2022:

($ in thousands)	August 31, 2022	February 28, 2022
Beginning of period	$2,687	$1,988
Payments	(3,061)	(7,302)
Impairment of right-of-use assets	(421)	(580)
Expenses	4,675	8,581
End of period	$3,880	$2,687

In the 2022 Form 10-K, $0.8 million of accrued expenses related to accrued severance and retention were reflected in accrued compensation. This amount has been reclassified to accrued severance and retention to correspond to the current year presentation.

19. Warrants

As of August 31, 2022 and February 28, 2022, there were an aggregate of 29,079,872 warrants outstanding, which include the public warrants, private placement warrants and Forward Purchase Warrants. Each warrant entitles its holders to purchase one share of Class A Common Stock at an exercise price of $11.50 per share. The private placement warrants became exercisable with the Domestication. The Forward Purchase Warrants became exercisable upon effectiveness of our Form S-1 which was initially filed on March 5, 2021 and deemed effective on March 29, 2021. The public warrants became exercisable on April 28, 2021. The public warrants, private placement warrants and Forward Purchase Warrants expire five years after the Closing Date, or earlier upon redemption or liquidation. Once the warrants became exercisable, we have the option to redeem the outstanding warrants when various conditions are met, such as specific stock prices, as detailed in the specific warrant agreements. However, the 10,280,000 private placement warrants are nonredeemable so long as they are held by our Sponsor or its permitted transferees. The warrants are recorded as a liability in warrant liability on the Condensed Consolidated Balance Sheets with a balance of $46.5 million and $67.1 million as of August 31, 2022 and February 28, 2022, respectively. During the three months ended August 31, 2022 and 2021, a gain of $15.2 million and $18.7 million was recognized in gain (loss) from change in fair value of the warrant liability in the Condensed Consolidated Statements of Operations, respectively. During the six months ended August 31, 2022 and 2021, a gain of $20.6 million and loss of $41.2 million was recognized in gain (loss) from change in fair value of the warrant liability, respectively.

20. Stockholders’ Equity

Class A Common Stock

We are authorized to issue 2,500,000,000 Class A common stock with a par value of $0.0001 per share. Holders of our Class A Common Stock are entitled to one vote for each share. As of August 31, 2022 and February 28, 2022, there were 302,199,373 and 301,536,621 shares of Class A Common Stock issued, respectively, and 302,022,719 and 301,359,967 shares of Class A Common Stock outstanding, respectively.

Class V Common Stock

We were authorized to issue 40,000,000 Class V common stock with a par value of $0.0001 per share. As of August 19, 2021, the number of shares authorized for issuance was increased to 42,747,890 Class V common stock with a par value of $0.0001. These shares have no economic value but entitle the holder to one vote per share. As of August 31, 2022 and February 28, 2022, there were 33,192,007 and 33,560,839 shares of Class V Common Stock issued and outstanding, respectively, and 9,555,883 and 9,187,051 shares of Class V Common Stock held in treasury, respectively.

The holders of Common Units participate in net income or loss allocations and distributions of E2open Holdings. They are also entitled to Class V common stock on a one for one basis to their Common Units which in essence allows each holder one vote per Common Unit.

The following table reflects the changes in our outstanding stock:

	Class A	Class V	Series B-1	Series B-2
Balance, February 28, 2022	301,359,967	33,560,839	94	3,372,184
Conversion of Common Units (1)	149,941	(368,832)	—	—
Vesting of restricted awards, net of shares withheld for taxes (2)	512,811	—	—	—
Balance, August 31, 2022	302,022,719	33,192,007	94	3,372,184

(1)
Class A Common Stock issued for the conversion of Common Units settled in stock. During the six months ended August 31, 2022, we paid $1.4 million in cash for the repurchase of 218,891 Common Units that were converted into cash instead of stock at our option. Class V Common Stock are retired on a one-for-one basis when Common Units are converted into Class A Common Stock or settled in cash.
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

21. Noncontrolling Interests

Noncontrolling interest represents the portion of E2open Holdings that we control and consolidate but do not own. As of August 31, 2022 and February 28, 2022, the noncontrolling interests represent a 9.9% and 10.0% ownership in E2open Holdings, respectively.

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

During the three months ended August 31, 2022, 124,941 Common Units were converted into Class A Common Stock with a value of $1.0 million based off the 5-day VWAP. During the six months ended August 31, 2022, 149,941 Common Units were converted into Class A Common Stock with a value of $1.2 million based off the 5-day VWAP. A total of 218,891 Common Units were settled in cash of $1.4 million during the three and six months ended August 31, 2021. This activity resulted in a decrease to noncontrolling interests of $2.4 million and $2.6 million during the three and six months ended August 31, 2022, respectively.

As of August 31, 2022 and February 28, 2022, there were a total of 33.2 million and 33.6 million Common Units held by participants of E2open Holdings, respectively.

We follow the guidance issued by the FASB regarding the classification and measurement of redeemable securities. Accordingly, we have determined that the Common Units meet the requirements to be classified as permanent equity.

22. Other Comprehensive Loss

We did not reclass any items to the Condensed Consolidated Statements of Operations from accumulated other comprehensive loss during the three and six months ended August 31, 2022 and 2021.

Accumulated other comprehensive loss in the equity section of our Condensed Consolidated Balance Sheets includes:

($ in thousands)	Foreign Currency Translation Adjustment	Unrealized Holding Gains (Losses) on Derivatives	Total
Balance, February 28, 2022	$(19,019)	$—	$(19,019)

Other comprehensive loss	(100,109)	(207)	(100,316)
Tax effects	27,654		27,654
Other comprehensive loss	(72,455)	(207)	(72,662)
Balance, August 31, 2022	$(91,474)	$(207)	$(91,681)

Accumulated foreign currency translation adjustments are reclassified to net income (loss) when realized upon sale or upon complete, or substantially complete, liquidation of the investment in the foreign entity.

See Note 15, Financial Instruments for additional information related to our derivative instruments.

23. Earnings Per Share

Basic earnings per share is calculated as net loss divided by the average number of shares of common stock outstanding. Diluted earnings per share assumes, when dilutive, the issuance of the net incremental shares from options and restricted shares. The following is a reconciliation of the denominators of the basic and diluted per share computations for net loss:

	Three Months Ended August 31,		Six Months Ended August 31,
(in thousands, except per share data)	2022	2021	2022	2021
Net loss per share:
Numerator - basic:
Net loss per share:	$(409,585)	$(23,988)	$(422,206)	$(193,343)
Less: Net loss attributable to noncontrolling interests	(40,897)	(3,471)	(42,162)	(30,568)
Net loss attributable to E2open Parent Holdings, Inc. - basic	$(368,688)	$(20,517)	$(380,044)	$(162,775)

Numerator - diluted:
Net loss attributable to E2open Parent Holdings, Inc. - basic	$(368,688)	$(20,517)	$(380,044)	$(162,775)
Add: Net loss and tax effect attributable to noncontrolling interests	—	—	—	—
Net loss attributable to E2open Parent Holdings, Inc. - diluted	$(368,688)	$(20,517)	$(380,044)	$(162,775)

Denominator - basic:
Weighted average shares outstanding - basic	301,898	195,148	301,635	191,099
Net loss per share - basic	$(1.22)	$(0.11)	$(1.26)	$(0.85)

Denominator - diluted:
Weighted average shares outstanding - basic	301,898	195,148	301,635	191,099
Weighted average effect of dilutive securities:
Shares related to Common Units	—	—	—	—
Weighted average shares outstanding - diluted	301,898	195,148	301,635	191,099
Diluted net loss per common share	$(1.22)	$(0.11)	$(1.26)	$(0.85)

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

The following table summarizes the weighted-average potential common shares excluded from diluted loss per common share as their effect would be anti-dilutive:

	Three Months Ended August 31,		Six Months Ended August 31,
	2022	2021	2022	2021
Shares related to Series B-1 common stock	94	86	94	43
Shares related to Series B-2 common stock	3,372,184	3,372,184	3,372,184	3,372,184
Shares related to restricted common units Series 2	2,627,724	2,627,724	2,627,724	2,627,724
Shares related to warrants (1)	29,079,872	29,079,972	29,079,872	29,079,972
Shares related to Common Units	33,364,002	38,670,936	33,461,877	37,153,808
Shares related to options	4,833,446	2,583,320	3,562,837	2,583,320
Share related to performance based restricted stock	2,267,887	1,009,995	2,038,782	560,375
Shares related to time based restricted stock	3,262,797	1,048,641	2,454,587	581,431
Units/Shares excluded from the dilution computation	78,808,006	78,392,858	76,597,957	75,958,857

(1)
The warrants include the public warrants, private placement warrants and Forward Purchase Warrants.

24. Share-Based Compensation

2021 Incentive Plan

The E2open Parent Holdings, Inc. 2021 Omnibus Incentive Plan (2021 Incentive Plan) became effective on the Closing Date with the approval of CCNB1’s shareholders and board of directors. The 2021 Incentive Plan allows us to make equity and equity-based incentive awards to officers, employees, directors and consultants. There were 15,000,000 shares of Class A Common Stock reserved for issuance under the 2021 Incentive Plan as of February 28, 2022. The "evergreen" provision of the 2021 Incentive Plan provides for an annual automatic increase to the number of shares of Class A Common Stock available under the plan. As of March 1, 2022, an additional 4,849,684 shares were reserved for issuance under the "evergreen " provision. Shares issued under the 2021 Incentive Plan can be granted as stock options, restricted stock awards, restricted stock units, performance stock awards, cash awards and other equity-based awards. No award may vest earlier than the first anniversary of the date of grant, expect under limited conditions.

Our board of directors have approved the grant of options and RSUs under the 2021 Incentive Plan.

The fiscal year 2022 options were performance based and measured based on obtaining an organic growth target over a one-year period with a quarter of the options vesting at the end of the performance period and the remaining options vesting equally over the following three years. The fiscal year 2023 options are performance based and measured based on obtaining an organic growth, adjusted EBITDA and net booking targets over a one-year period with a quarter of the options vesting at the end of the performance period and the remaining options vesting equally over the following three years. Our executive officers and senior management are granted these performance based options. The performance target is set at 100% at the grant date, and the probability of meeting the performance target is remeasured each quarter over the performance period and adjusted if needed. The performance target for the options granted during May 2021 was finalized in April 2022 above 100% and adjusted accordingly. As of August 31, 2022, there were 4,259,741 unvested performance based options.

The RSUs are either performance based or time based. The fiscal year 2022 performance based RSUs were measured based on obtaining an organic growth target over a one-year period with a quarter of the RSUs vesting at the end of the performance period and the remaining RSU's vesting equally over the following three years. The fiscal year 2023 performance based RSUs are measured based on obtaining an organic growth, adjusted EBITDA and net bookings target over a one-year period with a quarter of the RSUs vesting at the end of the performance period and the remaining RSU's vesting equally over the following three years. The performance target is set at 100% at the date of grant, and the probability of meeting the performance target is remeasured each quarter over the performance period and adjusted if needed. The performance target for the performance based RSUs granted during May 2021 was finalized in April 2022 above 100% and adjusted accordingly. The time based RSUs for executive officers, senior management and employees vest ratably over a three-year period while the time based RSUs for non-employee directors of our board of directors have a one-year vesting period. As of August 31, 2022, there were 2,186,081 performance based RSUs and 3,069,013 time based RSUs that were vested or expected to vest with a total intrinsic value of $35.3 million. Performance based RSUs of 74,089 have vested but have not been released as of August 31, 2022. Time based RSUs of 45,513 have vested but have not been released as of August 31, 2022.

As of August 31, 2022, there were 9,806,788 shares of Class A Common Stock available for grant under the 2021 Incentive Plan.

As previously disclosed in our 2022 Form 10-K in Item 9B., Other Information, our former Chief Financial Officer entered into a Transition Agreement in which all of his outstanding stock awards accelerated vesting to August 31, 2022. Additionally, the exercise period for his options was extended from 90 days to one year with exercises permitted through August 31, 2023.

Activity under the 2021 Incentive Plan related to options was as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)
Balance, February 28, 2022	2,524	$9.83	9.0
Granted	3,275	7.76
Forfeited/Expired	(966)	9.85
Balance, August 31, 2022	4,833	$8.42	8.9

Vested and exercisable as of August 31, 2022	573	$9.82	5.4

	Number of Shares (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)
Balance, February 28, 2021	—	$—	—
Granted	2,583	9.86
Balance, August 31, 2021	2,583	$9.86	9.5

As of August 31, 2022, there was $8.2 million of unrecognized compensation cost related to unvested options. The aggregate intrinsic value of outstanding stock option awards and the vested and exercisable stock option awards was zero as of August 31, 2022 since our Class A Common Stock price was less than the exercise price of the stock option awards.

Activity under the 2021 Incentive Plan related to RSUs was as follows:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value Per Unit	Weighted Average Remaining Recognition Period (in years)
Balance, February 28, 2022	2,103	$12.47	2.7
Granted	3,925	8.06
Added by performance factor	300	12.87
Released	(665)	12.16
Canceled and forfeited	(408)	10.50
Balance, August 31, 2022	5,255	$9.32	2.7

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value Per Unit	Weighted Average Remaining Recognition Period (in years)
Balance, February 28, 2021	—	$—	—
Granted	2,105	12.84
Forfeited	(47)	12.87
Balance, August 31, 2021	2,058	$12.84	3.1

As of August 31, 2022, there was $37.1 million of unrecognized compensation cost related to unvested RSUs. The aggregate intrinsic value of the RSUs was $35.3 million as of August 31, 2022 which is the outstanding RSUs valued at the closing price of our Class A Common Stock on August 31, 2022.

See Note 29, Subsequent Events for information regarding time based RSUs granted during the third quarter of fiscal 2023.

The estimated grant-date fair values of the options granted during the six months ended August 31, 2022 were calculated using the Black-Scholes option-pricing valuation model, based on the following assumptions:

Expected term (in years)	6.25
Expected equity price volatility	44.17%
Risk-free interest rate	2.91%
Expected dividend yield	0%

The table below sets forth the functional classification in the Condensed Consolidated Statements of Operations of our equity-based compensation expense:

	Three Months Ended August 31,		Six Months Ended August 31,
($ in thousands)	2022	2021	2022	2021
Cost of revenue	$90	$257	$311	$457
Research and development	764	374	1,243	697
Sales and marketing	909	478	1,659	760
General and administrative	3,391	1,400	5,129	2,638
Total share-based compensation	$5,154	$2,509	$8,342	$4,552

25. Leases

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

Real Estate Leases

We lease our primary office space under non-cancelable operating leases with various expiration dates through June 2030. Many of our leases have an option to be extended from two to five years, and several of the leases give us the right to cancel early with proper notification. Additionally, we have three subleases of our office leases as of August 31, 2022.

Several of the operating lease agreements require us to provide security deposits. As of August 31, 2022, and February 28, 2022, lease deposits were $3.8 million and $3.6 million, respectively. The deposits are generally refundable at the expiration of the lease, assuming all obligations under the lease agreement have been met. Deposits are included in prepaid and other current assets and other noncurrent assets in the Condensed Consolidated Balance Sheets.

During the second quarter of fiscal 2023, we incurred a $2.4 million impairment on our operating lease right-of-use assets and leasehold improvements due to vacating four locations with the intent to sublease them. The impairment was recorded in general and administrative expense in the Condensed Consolidated Statements of Operations.

Vehicle Leases

We lease vehicles under non-cancelable operating lease arrangements which have various expiration dates through July 2026. We do not have the right to purchase the vehicles at the end of the lease term.

Equipment Leases

We purchase certain equipment under non-cancelable financing lease arrangements which are primarily related to software and computer equipment and which have various expiration dates through October 2023. We have the right to purchase the software and computer equipment anytime during the lease or upon lease completion.

Balance Sheet Presentation

The following tables presents the amounts and classifications of our estimated ROU assets, net and lease liabilities:

($ in thousands)	Balance Sheet Location	August 31, 2022	February 28, 2022
Operating lease right-of-use assets	Operating lease right-of-use assets	$24,839	$28,102
Finance lease right-of-use asset	Property and equipment, net	2,746	3,719
Total right-of-use assets		$27,585	$31,821

($ in thousands)	Balance Sheet Location	August 31, 2022	February 28, 2022
Operating lease liability - current	Current portion of operating lease obligations	$8,106	$7,652
Operating lease liability	Operating lease obligations	19,960	21,202
Finance lease liability - current	Current portion of finance lease obligations	2,117	2,307
Finance lease liability	Finance lease obligations	74	1,950
Total lease liabilities		$30,257	$33,111

Lease Cost and Cash Flows

The following table summarizes our total lease cost:

	Three Months Ended August 31,		Six Months Ended August 31,
($ in thousands)	2022	2021	2022	2021
Finance lease cost:
Amortization of right-of-use asset	$567	$398	$1,178	$1,591
Interest on lease liability	56	287	126	417
Finance lease cost	623	685	1,304	2,008
Operating lease cost:
Operating lease cost	1,894	1,143	3,266	2,492
Variable lease cost	1,204	1,178	3,300	1,979
Sublease income	(208)	(359)	(436)	(533)
Operating net lease cost	2,890	1,962	6,130	3,938
Total net lease cost	$3,513	$2,647	$7,434	$5,946

We currently do not have any short-term leases.

Supplemental cash flow information related to leases was as follows:

	Six Months Ended August 31,
($ in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$5,067	$3,197

The following table presents the weighted-average remaining lease terms and discount rates of our leases:

	Six Months Ended August 31,
	2022	2021
Weighted-average remaining lease term (in years):
Finance lease	0.90	1.98
Operating lease	4.08	5.20
Weighted-average discount rate:
Finance lease	9.20%	9.20%
Operating lease	4.68%	4.43%

Lease Liability Maturity Analysis

The following table reflects the undiscounted future cash flows utilized in the calculation of the lease liabilities as of August 31, 2022:

($ in thousands)	Operating Leases	Finance Leases
September 2022 - February 2023	$4,728	$228
2024	8,810	2,105
2025	6,970	—
2026	4,641	—
2027	3,293	—
Thereafter	2,798	—
Total	31,240	2,333
Less: Present value discount	(3,174)	(142)
Lease liabilities	$28,066	$2,191

26. Income Taxes

We calculate the provision for income taxes during interim periods by applying an estimate of the forecasted annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding discrete items) for the reporting period. Our provision for income taxes was a benefit of $113.7 million, or 21.7%, for the three months ended August 31, 2022 compared to an expense of $6.0 million, or 33.3%, for the three months ended August 31, 2021. Our provision for income taxes for the six months ended August 31, 2022 was a benefit of $122.1 million, or 22.4%, compared to an expense of $7.4 million, or 4.0%, for the six months ended August 31, 2021.

The loss before income taxes of $523.2 million and $544.3 million for the three and six months ended August 31, 2022, respectfully, resulted in a $113.7 million and $122.1 million income tax benefit, respectively. These benefits primarily resulted from the goodwill impairment taken in the second fiscal quarter of 2023. Additionally, the increase in the tax benefit was due to changes in book losses in certain jurisdictions for which no benefit can be recognized, changes in the impact of book income and losses of affiliates on the carrying amount of our partnership investment and changes in the mark-to-market gains and losses on certain contingent liabilities.

As of August 31, 2022 and February 28, 2022, total gross unrecognized tax benefits were $2.6 million. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of August 31, 2022 and February 28, 2022, the total amount of gross interest and penalties accrued was less than $0.1 million which is classified as other noncurrent liabilities in the Condensed Consolidated Balance Sheets.

Inflation Reduction Act of 2022

On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022 (IRA), which, among other things, implements a 15% minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases and several tax incentives to promote clean energy. The alternative minimum tax and excise tax are effective in taxable years beginning after December 31, 2022. The alternative minimum tax would not be applicable in our next fiscal year since it is based on a three-year average annual adjusted financial statement income in excess of $1 billion. We will evaluate any impact related to the excise tax on net stock repurchases based on our relative activity.

27. Commitments and Contingencies

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

28. Supplemental Cash Flow Information

Supplemental cash flow information and non-cash investing and financing activities are as follows:

	Six Months Ended August 31,
(In thousands)	2022	2021
Supplemental cash flow information - Cash paid for:
Interest	$23,241	$10,504
Income taxes	2,584	824
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	4,521	1,435
Right-of-use assets obtained in exchange for operating lease obligations	2,762	23,008
Shares withheld for taxes on vesting of restricted stock	1,254	—
Conversion of Common Units to Class A Common Stock	1,185	27,228
Conversion of Series B1 common stock to Class A Common Stock	—	175,000
Business Combination purchase price adjustment	—	2,965

29. Subsequent Events

On August 15, 2022, E2open, LLC and the sellers of Logistyx agreed to extend the final payment to September 1, 2022 allowing both parties to finalize working capital adjustments and other contractual provisions. On September 1, 2022, E2open, LLC made a cash payment of $54.0 million to Logistyx for the final payment for the Logistyx Acquisition which reflected a working capital adjustment of $3.6 million. The Logistyx sellers have disputed the working capital adjustment pursuant to the terms of the Membership Interest Purchase Agreement and the parties are in the process of negotiating in good faith to come to a resolution.

During September 2022, we borrowed an aggregate of $25.0 million under our 2021 Revolving Credit Facility at a weighted average interest rate of 5.64%. All the funds will be used for general operating activities.

During fiscal 2023, our board approved a company-wide share-based compensation program under our 2021 Incentive Plan. Under the program, approximately 3,800 employees will be eligible to receive an annual stock award subject to board approval as part of their annual compensation package. As part of the fiscal 2023 annual compensation package, our board approved a grant on October 1, 2022 of 1,653,982 time based RSUs to the employees who did not receive an equity grant in May 2022. For those employees based in China, 182,513 cash-settled RSUs were granted. The time based and cash-settled RSUs will vest ratably over a three-year period.

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

Recent Events

On March 2, 2022, E2open, LLC acquired Logistyx Technologies, LLC (Logistyx) for a purchase price of $185 million, with an estimated fair value of $183.4 million, including $90 million paid in cash at closing. An additional $95 million was paid in two installments on May 31, 2022 and August 29, 2022. We had the option to finance the remaining payments, at our discretion, through cash or a combination of cash and Class A Common Stock. The May 31, 2022 payment of $37.4 million was paid in cash. The final payment for the Logistyx Acquisition of $57.6 million was due on August 29, 2022; however, the parties agreed to extend the payment to September 1, 2022 due to the finalization of the working capital adjustments and other contractual provisions. On September 1, 2022, E2open, LLC made a cash payment of $54.0 million to Logistyx for the final payment for the Logistyx Acquisition which reflected a working capital adjustment of $3.6 million. The Logistyx sellers have disputed the working capital adjustment pursuant to the terms of the Membership Interest Purchase Agreement and the parties are in the process of negotiating in good faith to come to a resolution.

During the second quarter of fiscal 2023, the market price of our Class A Common Stock and market capitalization declined significantly. This decline resulted in us determining that a triggering event occurred and an interim goodwill impairment assessment was performed. We calculated the fair value of E2open based on the present value of estimated future cash flows and a market approach where we evaluated the fair value based on forward-looking earnings multiples derived from comparable publicly traded companies with similar market position and size. The two approaches generated similar results and indicated that the fair value of E2open's equity and goodwill was less than its carrying amount. Therefore, in the second quarter of fiscal 2023, we recognized an impairment charge of $514.8 million to goodwill. See Note 7, Goodwill to the Notes to the Unaudited Condensed Consolidated Financial Statements.

Results of Operations

The following table is our Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended August 31,		Six Months Ended August 31,
($ in thousands)	2022	2021	2022	2021
Revenue	$160,676	$78,079	$321,057	$144,406
Cost of revenue	(83,251)	(39,551)	(161,932)	(77,710)
Total gross profit	77,425	38,528	159,125	66,696

Operating Expenses
Research and development	25,587	16,208	48,149	31,909
Sales and marketing	22,745	11,174	46,900	23,688
General and administrative	23,355	13,401	43,701	27,118
Acquisition-related expenses	5,580	7,174	12,344	16,952
Amortization of acquired intangible assets	21,023	3,543	42,558	7,373
Goodwill impairment	514,816	—	514,816	—
Total operating expenses	613,106	51,500	708,468	107,040
Loss from operations	(535,681)	(12,972)	(549,343)	(40,344)
Interest and other expense, net	(18,049)	(6,332)	(33,462)	(11,235)
Change in tax receivable agreement liability	8,062	(637)	6,392	(3,136)
Gain (loss) from change in fair value of warrant liability	15,159	18,727	20,614	(41,216)
Gain (loss) from change in fair value of contingent consideration	7,260	(16,780)	11,460	(90,040)
Total other income (expenses)	12,432	(5,022)	5,004	(145,627)
Loss before income tax provision	(523,249)	(17,994)	(544,339)	(185,971)
Income tax benefit (expense)	113,664	(5,994)	122,133	(7,372)
Net loss	(409,585)	(23,988)	(422,206)	(193,343)
Less: Net loss attributable to noncontrolling interest	(40,897)	(3,471)	(42,162)	(30,568)
Net loss attributable to E2open Parent Holdings, Inc.	$(368,688)	$(20,517)	$(380,044)	$(162,775)
Net loss attributable to E2open Parent Holdings, Inc. Class A common stockholders per share:
Basic	$(1.22)	$(0.11)	$(1.26)	$(0.85)
Diluted	$(1.22)	$(0.11)	$(1.26)	$(0.85)
Weighted-average common shares outstanding:
Basic	301,898	195,148	301,635	191,099
Diluted	301,898	195,148	301,635	191,099

In the discussion of our results of operations, we may quantitatively disclose the impact of our acquired products and services to the extent they remain ascertainable. Revenue and expense contributions from our acquisitions for the respective period comparisons generally were not separately identifiable due to our strategy of rapid integration of these businesses into our existing operations.

Three Months Ended August 31, 2022 compared to Three Months Ended August 31, 2021

Revenue

	Three Months Ended August 31,
($ in thousands)	2022	2021	$ Change	% Change
Revenue:
Subscriptions	$131,621	$61,725	$69,896	nm
Professional services and other	29,055	16,354	12,701	78%
Total revenue	$160,676	$78,079	$82,597	nm
Percentage of revenue:
Subscriptions	82%	79%
Professional services and other	18%	21%
Total	100%	100%

Subscriptions revenue was $131.6 million for the three months ended August 31, 2022, a $69.9 million increase compared to subscriptions revenue of $61.7 million for the three months ended August 31, 2021. The increase in subscriptions revenue was primarily due to the BluJay Acquisition, Logistyx Acquisition and new organic subscription sales predominantly driven by increases in products utilized across our current client portfolio, as well as the $14.2 million amortization of the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination in the second quarter of fiscal 2022. With the early adoption of ASU 2021-08, a fair value adjustment to deferred revenue for the BluJay and Logistyx acquisitions was not recorded; therefore, amortization of the fair value adjustment to deferred revenue similar to the Business Combination adjustment did not occur for the BluJay and Logistyx acquisitions.

Professional services revenue was $29.1 million for the three months ended August 31, 2022, a $12.7 million, or 78%, increase compared to $16.4 million for the three months ended August 31, 2021. The increase was primarily related to the BluJay Acquisition and Logistyx Acquisition.

Our subscriptions revenue as a percentage of total revenue increased to 82% for the second quarter of fiscal year 2023 compared to 79% for the second quarter of fiscal 2022. The second quarter of fiscal 2022 included $14.2 million amortization related to the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination, reducing subscription revenue as a percentage of total revenue for that period.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended August 31,
($ in thousands)	2022	2021	$ Change	% Change
Cost of revenue:
Subscriptions	$36,302	$16,246	$20,056	nm
Professional services and other	22,383	10,967	11,416	nm
Amortization of acquired intangible assets	24,566	12,338	12,228	99%
Total cost of revenue	$83,251	$39,551	$43,700	nm

Gross profit:
Subscriptions	$70,753	$33,141	$37,612	nm
Professional services and other	6,672	5,387	1,285	24%
Total gross profit	$77,425	$38,528	$38,897	nm

Gross margin:
Subscriptions	54%	54%
Professional services and other	23%	33%
Total gross margin	48%	49%

Cost of subscriptions was $36.3 million for the three months ended August 31, 2022, a $20.1 million increase compared to $16.2 million for the three months ended August 31, 2021. This increase was primarily driven by $14.6 million related to the BluJay and Logistyx acquisitions and an increase in personnel costs for items such as salaries and incentive compensation. Additionally, there was an increase of $5.3 million for software and hosting costs.

Cost of professional services revenue was $22.4 million for the three months ended August 31, 2022, an $11.4 million increase compared to $11.0 million for the three months ended August 31, 2021. The BluJay Acquisition in fiscal year 2022, Logistyx Acquisition in fiscal year 2023, increased personnel costs such as salaries and incentive compensation and our investment in strategic system integrator partnerships accounted for $10.6 million of the increase in cost of professional services revenue.

Amortization of acquired intangible assets was $24.6 million for the three months ended August 31, 2022, a $12.2 million increase compared to $12.3 million for the three months ended August 31, 2021, driven primarily by the BluJay Acquisition in September 2021 and the Logistyx Acquisition in March 2022.

Our subscriptions gross margin was consistent for the second quarter of fiscal 2023 and 2022 at 54% primarily due to the $14.2 million amortization of the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination in fiscal 2022 offset by the additional revenue from the BluJay and Logistyx acquisitions in fiscal 2023. With the early adoption of ASU 2021-08, the BluJay and Logistyx deferred revenue was recorded under ASC 606 and not at fair value at the acquisition date; therefore, amortization of the fair value adjustment to deferred revenue similar to the Business Combination adjustment did not occur for the BluJay or Logistyx acquisitions.

Our professional services gross margin was down for the second quarter of fiscal 2023 at 23% compared to 33% in the second quarter of fiscal 2022 primarily due to a significant increase in our investment in strategic system integrator partnerships.

Research and Development

	Three Months Ended August 31,
($ in thousands)	2022	2021	$ Change	% Change
Research and development	$25,587	$16,208	$9,379	58%
Percentage of revenue	16%	21%

Research and development expenses were $25.6 million for the three months ended August 31, 2022, a $9.4 million, or 58%, increase compared to $16.2 million in the prior year. The increase was primarily due to $8.7 million related to the BluJay and Logistyx acquisitions as well as major strategic partnership initiatives around product development efforts during fiscal year 2023, which resulted in net increased personnel costs such as salaries and incentive compensation and consulting expenses as compared to the prior year period.

Sales and Marketing

	Three Months Ended August 31,
($ in thousands)	2022	2021	$ Change	% Change
Sales and marketing	$22,745	$11,174	$11,571	nm
Percentage of revenue	14%	14%

Sales and marketing expenses were $22.7 million for the three months ended August 31, 2022, an $11.6 million increase compared to $11.2 million in the prior year. The increase was primarily driven by a $10.4 million increase due to the BluJay Acquisition in fiscal 2022 and Logistyx Acquisition in fiscal 2023 as well as additional expenses associated with corporate branding and hiring additional marketing resources.

General and Administrative

	Three Months Ended August 31,
($ in thousands)	2022	2021	$ Change	% Change
General and administrative	$23,355	$13,401	$9,954	74%
Percentage of revenue	15%	17%

General and administrative expenses were $23.4 million for the three months ended August 31, 2022, a $10.0 million, or 74%, increase compared to $13.4 million in the prior year. The increase of $4.5 million was primarily attributable to the BluJay and Logistyx acquisitions. Additionally, there was an increase of $2.0 million for share-based compensation. During the second quarter of fiscal 2023, we incurred a $2.4 million impairment on our operating lease right-of-use assets and leasehold improvements due to vacating locations with the intent to sublease them.

Other Operating Expenses

	Three Months Ended August 31,
($ in thousands)	2022	2021	$ Change	% Change
Acquisition and other related expenses	$5,580	$7,174	$(1,594)	-22%
Amortization of acquired intangible assets	21,023	3,543	17,480	nm
Total other operating expenses	$26,603	$10,717	$15,886	nm

Acquisition and other related expenses were $5.6 million for the three months ended August 31, 2022, a $1.6 million, or 22%, decrease compared to $7.2 million for the three months ended August 31, 2021. The decrease was mainly related to legal and consulting expenses associated with the BluJay Acquisition in fiscal 2022.

Amortization of acquired intangible assets were $21.0 million for the three months ended August 31, 2022, a $17.5 million increase, compared to $3.5 million for the three months ended August 31, 2021. The increase was a result of the BluJay Acquisition in September 2021 and Logistyx Acquisition in March 2022.

Goodwill Impairment

During the second quarter of fiscal 2023, the market price of our Class A Common Stock and market capitalization declined significantly. This decline resulted in us determining that a triggering event occurred and an interim goodwill impairment assessment was performed. The result of the impairment assessment was the realization of a $514.8 million impairment charge. We did not have an impairment charge in the prior year.

Interest and Other Expense, Net

	Three Months Ended August 31,
($ in thousands)	2022	2021	$ Change	% Change
Interest and other expense, net	$(18,049)	$(6,332)	$(11,717)	nm

Interest and other expense, net was $18.0 million for the three months ended August 31, 2022, a $11.7 million increase compared to $6.3 million in the prior year. The increase was primarily driven by the additional term loans used for the BluJay Acquisition in September 2021 and Logistyx Acquisition in March 2022, as well as higher interest rates in fiscal year 2023.

Change in Tax Receivable Agreement

	Three Months Ended August 31,
($ in thousands)	2022	2021	$ Change	% Change
Change in tax receivable agreement liability	$8,062	$(637)	$8,699	nm

During the three months ended August 31, 2022, we recorded a gain of $8.1 million related to the change in the fair value of the tax receivable agreement liability, including interest, compared to a $0.6 million expense during the three months ended August 31, 2021. Pursuant to ASC 805, Business Combination and relevant tax law, we calculated the fair value of the tax receivable agreement payments and identified the timing of the utilization of the tax attributes. The tax receivable agreement liability, related to exchanges as of the Business Combination date, is revalued at the end of each reporting period with the gain or loss as well as the associated interest reflected in change in tax receivable agreement liability in the Condensed Consolidated Statements of Operations in the period in which the event occurred.

In addition, under ASC 450, transactions with partnership unit holders after the acquisition date will result in additional Tax Receivable Agreement liabilities that are recorded on a gross undiscounted basis. During the three months ended August 31, 2022 and 2021, the Tax Receivable Agreement liability under ASC 450 increased by $0.2 million and $10.1 million, respectively.

Gain (Loss) from Change in Fair Value of Warrant Liability

	Three Months Ended August 31,
($ in thousands)	2022	2021	$ Change	% Change
Gain from change in fair value of warrant liability	$15,159	$18,727	$(3,568)	-19%

We recorded a gain of $15.2 million during the three months ended August 31, 2022, a $3.6 million, or 19%, decrease compared to a gain of $18.7 million in the prior year for the change in fair value on the revaluation of our warrant liability associated with our public, private placement and forward purchase warrants. We are required to revalue the warrants at the end of each reporting period and reflect in the Condensed Consolidated Statements of Operations a gain or loss from the change in fair value of the warrant liability in the period in which the change occurred.

Gain (Loss) from Change in Fair Value of Contingent Consideration

	Three Months Ended August 31,
($ in thousands)	2022	2021	$ Change	% Change
Gain (loss) from change in fair value of contingent consideration	$7,260	$(16,780)	$24,040	nm

We recorded a gain of $7.3 million during the three months ended August 31, 2022, a $24.0 million increase compared to a loss of $16.8 million in the prior year for the change in fair value on the revaluation of our contingent consideration associated with our restricted B-2 common stock and Series 2 RCUs. We are required to revalue the contingent consideration at the end of each reporting period or upon conversion and reflect in the Condensed Consolidated Statements of Operations a gain or loss from the change in fair value of the contingent consideration in the period in which the change occurred.

Provision for Income Taxes

	Three Months Ended August 31,
($ in thousands)	2022	2021	$ Change	% Change
Loss before income taxes	$(523,249)	$(17,994)	$(505,255)	nm
Income tax benefit (expense)	113,664	(5,994)	119,658	nm

Loss before income taxes was $523.2 million for the three months ended August 31, 2022, a $505.3 million increase compared to $18.0 million for the three months ended August 31, 2021. The increase in the loss was primarily related to the $514.8 impairment on goodwill taken in the second quarter of fiscal 2023. The remaining increase was related to $46.8 million of higher operating expenses, $11.7 million of higher interest expense, $17.5 million increase in the amortization of the intangible assets and a $3.6 lower gain on the change in the fair value adjustments for the warrant liability when compared to the prior year. These expenses were partially offset by a $38.9 million higher gross profit due to the BluJay and Logistyx acquisitions along with a decrease in the amortization of the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination of $14.1 million. Additionally, there was a $24.0 million increase in the gain associated with the fair value adjustments for the contingent consideration liability related to the restricted Series B-2 common stock and Series 2 RCUs when compared to the prior year.

Income tax benefit was $113.7 million, or 21.7%, for the three months ended August 31, 2022 compared to an income tax expense of $6.0 million, or 33.3%, for the three months ended August 31, 2021. The change in our effective tax rate between periods is primarily due to the reduction of our deferred tax liability as a result of the goodwill impairment and year-over-year changes in book losses in certain jurisdictions for which no benefit can be recognized, changes in the impact of book income and losses of affiliates on the carrying amount of our partnership investment and changes in the mark-to-market gains and losses on certain contingent liabilities.

Six Months Ended August 31, 2022 compared to Six Months Ended August 31, 2021

Revenue

	Six Months Ended August 31,
($ in thousands)	2022	2021	$ Change	% Change
Revenue:
Subscriptions	$261,168	$112,759	$148,409	nm
Professional services and other	59,889	31,647	28,242	89%
Total revenue	$321,057	$144,406	$176,651	nm
Percentage of revenue:
Subscriptions	81%	78%
Professional services and other	19%	22%
Total	100%	100%

Subscriptions revenue was $261.2 million for the six months ended August 31, 2022, a $148.4 million increase compared to subscriptions revenue of $112.8 million for the six months ended August 31, 2021. The increase in subscriptions revenue was primarily due to the BluJay Acquisition, Logistyx Acquisition and new organic subscription sales predominantly driven by increases in products utilized across our current client portfolio, as well as the $36.7 million amortization of the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination in the first half of fiscal 2022. With the early adoption of ASU 2021-08, a fair value adjustment to deferred revenue for the BluJay and Logistyx acquisitions was not recorded; therefore, amortization of the fair value adjustment to deferred revenue similar to the Business Combination adjustment did not occur for the BluJay and Logistyx acquisitions.

Professional services revenue was $59.9 million for the six months ended August 31, 2022, a $28.2 million, or 89%, increase compared to $31.6 million for the six months ended August 31, 2021. The increase was primarily related to the BluJay Acquisition and Logistyx Acquisition.

Our subscriptions revenue as a percentage of total revenue increased to 81% for the first half of fiscal year 2023 compared to 78% for the first half of fiscal 2022. The first half of fiscal 2022 included $36.7 million amortization related to the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination, reducing subscription revenue as a percentage of total revenue for that period.

Cost of Revenue, Gross Profit and Gross Margin

	Six Months Ended August 31,
($ in thousands)	2022	2021	$ Change	% Change
Cost of revenue:
Subscriptions	$69,436	$32,754	$36,682	nm
Professional services and other	43,029	21,107	21,922	nm
Amortization of acquired intangible assets	49,467	23,849	25,618	nm
Total cost of revenue	$161,932	$77,710	$84,222	nm

Gross profit:
Subscriptions	$142,265	$56,156	$86,109	nm
Professional services and other	16,860	10,540	6,320	60%
Total gross profit	$159,125	$66,696	$92,429	nm

Gross margin:
Subscriptions	54%	50%
Professional services and other	28%	33%
Total gross margin	50%	46%

Cost of subscriptions was $69.4 million for the six months ended August 31, 2022, a $36.7 million increase compared to $32.8 million for the six months ended August 31, 2021. This increase was primarily driven by $26.5 million related to the BluJay and Logistyx acquisitions and an increase in personnel costs for items such as salaries and incentive compensation. Additionally, there was an increase of $10.0 million for software and hosting costs.

Cost of professional services revenue was $43.0 million for the six months ended August 31, 2022, a $21.9 million increase compared to $21.1 million for the six months ended August 31, 2021. The BluJay Acquisition in fiscal year 2022, Logistyx Acquisition in fiscal year 2023, increased personnel costs such as salaries and incentive compensation and our investment in strategic system integrator partnerships accounted for $20.8 million of the increase in cost of professional services revenue.

Amortization of acquired intangible assets was $49.5 million for the six months ended August 31, 2022, a $25.6 million increase compared to $23.8 million for the six months ended August 31, 2021, driven primarily by the BluJay Acquisition in September 2021 and the Logistyx Acquisition in March 2022.

Our subscriptions gross margin was 54% in the first half of fiscal 2023 as compared to 50% for the first half of fiscal 2022 primarily due to the amortization of the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination offset by the additional revenue from the BluJay and Logistyx acquisitions in fiscal 2023. With the early adoption of ASU 2021-08, the BluJay and Logistyx deferred revenue was recorded under ASC 606 and not at fair value at the acquisition date; therefore, amortization of the fair value adjustment to deferred revenue similar to the Business Combination adjustment did not occur for the BluJay or Logistyx acquisitions.

Our professional services gross margin was down to 28% for first half of fiscal 2023 compared to 33% in the first half of fiscal 2022 primarily due to a significant increase in our investment in strategic system integrator partnerships.

Research and Development

	Six Months Ended August 31,
($ in thousands)	2022	2021	$ Change	% Change
Research and development	$48,149	$31,909	$16,240	51%
Percentage of revenue	15%	22%

Research and development expenses were $48.1 million for the six months ended August 31, 2022, a $16.2 million, or 51%, increase compared to $31.9 million in the prior year. The increase was primarily due to $15.3 million related to the BluJay and Logistyx acquisitions as well as major strategic partnership initiatives around product development efforts during fiscal year 2023, which resulted in net increased personnel costs such as salaries and incentive compensation and consulting expenses as compared to the prior year period.

Sales and Marketing

	Six Months Ended August 31,
($ in thousands)	2022	2021	$ Change	% Change
Sales and marketing	$46,900	$23,688	$23,212	98%
Percentage of revenue	15%	16%

Sales and marketing expenses were $46.9 million for the six months ended August 31, 2022, a $23.2 million increase compared to $23.7 million in the prior year. The increase was primarily driven by a $20.7 million increase due to the BluJay Acquisition in fiscal 2022 and Logistyx Acquisition in fiscal 2023 as well as additional expenses associated with corporate branding and hiring additional marketing resources. Additionally, there was an increase of $1.5 million for travel and entertainment.

General and Administrative

	Six Months Ended August 31,
($ in thousands)	2022	2021	$ Change	% Change
General and administrative	$43,701	$27,118	$16,583	61%
Percentage of revenue	14%	19%

General and administrative expenses were $43.7 million for the six months ended August 31, 2022, a $16.6 million increase compared to $27.1 million in the prior year. The increase of $9.9 million was primarily attributable to the BluJay and Logistyx acquisitions. Additionally, there was an increase of $2.5 million for share-based compensation. During the second quarter of fiscal 2023, we incurred a $2.4 million impairment on our operating lease right-of-use assets and leasehold improvements due to us vacating locations with the intent to sublease them.

Other Operating Expenses

	Six Months Ended August 31,
($ in thousands)	2022	2021	$ Change	% Change
Acquisition and other related expenses	$12,344	$16,952	$(4,608)	-27%
Amortization of acquired intangible assets	42,558	7,373	35,185	nm
Total other operating expenses	$54,902	$24,325	$30,577	nm

Acquisition and other related expenses were $12.3 million for the six months ended August 31, 2022, a $4.6 million, or 27%, decrease compared to $17.0 million for the six months ended August 31, 2021. The decrease was mainly related to legal and consulting expenses associated with the BluJay Acquisition in fiscal 2022.

Amortization of acquired intangible assets were $42.6 million for the six months ended August 31, 2022, a $35.2 million increase, compared to $7.4 million for the six months ended August 31, 2021. The increase was a result of the BluJay Acquisition in September 2021 and Logistyx Acquisition in March 2022.

Goodwill Impairment

As indicated above, the market price of our Class A Common Stock and market capitalization declined significantly during the second fiscal quarter of 2023. This decline resulted in us determining that a triggering event occurred and an interim goodwill impairment assessment was performed. The result of the impairment assessment was the realization of a $514.8 million impairment charge. We did not have an impairment charge in the prior year.

Interest and Other Expense, Net

	Six Months Ended August 31,
($ in thousands)	2022	2021	$ Change	% Change
Interest and other expense, net	$(33,462)	$(11,235)	$(22,227)	nm

Interest and other expense, net was $33.5 million for the six months ended August 31, 2022, a $22.2 million increase compared to $11.2 million in the prior year. The increase was primarily driven by the additional term loans used for the BluJay Acquisition in September 2021 and Logistyx Acquisition, as well as higher interest rates in fiscal year 2023.

Change in Tax Receivable Agreement

	Six Months Ended August 31,
($ in thousands)	2022	2021	$ Change	% Change
Change in tax receivable agreement liability	$6,392	$(3,136)	$9,528	nm

During the six months ended August 31, 2022, we recorded a gain of $6.4 million related to the change in the fair value of the tax receivable agreement liability, including interest, compared to a $3.1 million expense during the six months ended August 31, 2021. Pursuant to ASC 805, Business Combination and relevant tax law, we calculated the fair value of the tax receivable agreement payments and identified the timing of the utilization of the tax attributes. The tax receivable agreement liability, related to exchanges as of the Business Combination date, is revalued at the end of each reporting period with the gain or loss as well as the associated interest reflected in change in tax receivable agreement liability in the Condensed Consolidated Statements of Operations in the period in which the event occurred.

In addition, under ASC 450, transactions with partnership unit holders after the acquisition date will result in additional Tax Receivable Agreement liabilities that are recorded on a gross undiscounted basis. During the six months ended August 31, 2022 and 2021, the Tax Receivable Agreement liability under ASC 450 increased by $0.2 million and $10.1 million, respectively.

Gain (Loss) from Change in Fair Value of Warrant Liability

	Six Months Ended August 31,
($ in thousands)	2022	2021	$ Change	% Change
Gain (loss) from change in fair value of warrant liability	$20,614	$(41,216)	$61,830	nm

We recorded a gain of $20.6 million during the six months ended August 31, 2022, a $61.8 million increase compared to a loss of $41.2 million in the prior year for the change in fair value on the revaluation of our warrant liability associated with our public, private placement and forward purchase warrants. We are required to revalue the warrants at the end of each reporting period and reflect in the Condensed Consolidated Statements of Operations a gain or loss from the change in fair value of the warrant liability in the period in which the change occurred.

Gain (Loss) from Change in Fair Value of Contingent Consideration

	Six Months Ended August 31,
($ in thousands)	2022	2021	$ Change	% Change
Gain (loss) from change in fair value of contingent consideration	$11,460	$(90,040)	$101,500	nm

We recorded a gain of $11.5 million during the six months ended August 31, 2022, a $101.5 million increase compared to a loss of $90.0 million in the prior year for the change in fair value on the revaluation of our contingent consideration associated with our restricted B-2 common stock and Series 2 RCUs. We are required to revalue the contingent consideration at the end of each reporting period or upon conversion and reflect in the Condensed Consolidated Statements of Operations a gain or loss from the change in fair value of the contingent consideration in the period in which the change occurred.

Provision for Income Taxes

	Six Months Ended August 31,
($ in thousands)	2022	2021	$ Change	% Change
Loss before income taxes	$(544,339)	$(185,971)	$(358,368)	nm
Income tax benefit (expense)	122,133	(7,372)	129,505	nm

Loss before income taxes was $544.3 million for the six months ended August 31, 2022, a $358.4 million increase compared to $186.0 million for the six months ended August 31, 2021. This increase in the loss was primarily related to the $514.8 million impairment on goodwill taken in the second quarter of fiscal 2023. The remaining increase was related to $86.6 million of higher operating expenses, $22.2 million of higher interest expense and a $35.2 million increase in the amortization of the intangible assets when compared to the prior year. These expenses were partially offset by a $92.4 million higher gross profit due to the BluJay and Logistyx acquisitions along with a decrease in the amortization of the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination of $36.5 million. Additionally, there was a $61.8 million gain on the change in the fair value adjustments for the warrant liability and a $101.5 million gain associated with the fair value adjustments for the contingent consideration liability related to the restricted Series B-2 common stock and Series 2 RCUs when compared to the prior year.

Income tax benefit was $122.1 million, or 22.4%, for the six months ended August 31, 2022 compared to an income tax expense of $7.4 million, or 4.0%, for the six months ended August 31, 2021. The change in our effective tax rate between periods is primarily due to the reduction in our deferred tax liability as a result of the goodwill impairment and year-over-year changes in book losses in certain jurisdictions for which no benefit can be recognized, changes in the impact of book income and losses of affiliates on the carrying amount of our partnership investment and changes in the mark-to-market gains and losses on certain contingent liabilities.

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

We calculate and define Non-GAAP revenue and Non-GAAP subscriptions revenue as revenue excluding the impact of the deferred revenue fair value adjustment related to the purchase price allocation in the Business Combination. We calculate and define Non-GAAP gross profit as gross profit excluding amortization of the deferred revenue fair value adjustment, depreciation and amortization, share-based compensation and certain other non-cash and non-recurring items. We define and calculate EBITDA as net income or losses excluding interest income or expense, income tax expense or benefit, depreciation and amortization and Adjusted EBITDA as further adjusted for the following items: amortization of the deferred revenue fair value adjustment, goodwill impairment charge, right-of-use assets charge, transaction-related costs, changes in the tax receivable agreement liability, (gain) loss from changes in the fair value of the warrant liability and contingent consideration, share-based compensation and certain other non-cash and non-recurring items as described in the reconciliation below. We also report Non-GAAP gross profit and Adjusted EBITDA as a percentage of Non-GAAP revenue as additional measures to evaluate financial performance.

We include these non-GAAP financial measures because they are used by management to evaluate our core operating performance and trends and to make strategic decisions regarding the allocation of capital and new investments. These non-GAAP measures exclude certain expenses that are required in accordance with U.S. GAAP because they are non-recurring (for example, in the case of transaction-related costs, goodwill impairment charge, right-of-use assets charge and amortization of the deferred revenue fair value adjustment), non-cash (for example, in the case of depreciation, amortization, changes in the tax receivable agreement liability, (gain) loss from changes in the fair value of the warrant liability and contingent consideration, share-based compensation and amortization of the deferred revenue fair value adjustment) or are not related to our underlying business performance (for example, in the case of interest income and expense). There are limitations to non-GAAP financial measures because they exclude charges and credits that are required to be included in the U.S. GAAP financial presentation. The items excluded from U.S. GAAP financial measures such as net income or loss to arrive at non-GAAP financial measures are significant components for understanding and assessing our financial performance. As a result, non-GAAP financial measures should be considered together with, and not alternatives to, financial measures prepared in accordance with U.S. GAAP.

The table below presents our Non-GAAP revenue reconciled to our reported revenue, the closest U.S. GAAP measure, for the periods indicated:

	Three Months Ended August 31,		Six Months Ended August 31,
($ in thousands)	2022	2021	2022	2021
Subscriptions revenue	$131,621	$61,725	$261,168	$112,759
Business Combination adjustment (1)	—	14,203	—	36,705
Non-GAAP subscriptions revenue	131,621	75,928	261,168	149,464
Professional services and other revenue	29,055	16,354	59,889	31,647
Non-GAAP revenue	$160,676	$92,282	$321,057	$181,111

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

The table below presents our Non-GAAP gross profit reconciled to our reported gross profit, the closest U.S. GAAP measure, for the periods indicated:

	Three Months Ended August 31,		Six Months Ended August 31,
($ in thousands)	2022	2021	2022	2021
Gross profit
Reported gross profit	$77,425	$38,528	$159,125	$66,696
Business Combination adjustment (1)	—	14,203	—	36,705
Depreciation and amortization	28,638	14,943	57,059	29,052
Non-recurring/non-operating costs (2)	702	242	1,602	584
Share-based compensation (3)	90	210	320	530
Non-GAAP gross profit	$106,855	$68,126	$218,106	$133,567
Gross margin	48.2%	49.3%	49.6%	46.2%
Non-GAAP gross margin	66.5%	73.8%	67.9%	73.7%

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

(3)
Reflects non-cash, long-term share-based compensation expense, primarily related to senior management.

The table below presents our Adjusted EBITDA reconciled to our net loss, the closest U.S. GAAP measure, for the periods indicated:

	Three Months Ended August 31,		Six Months Ended August 31,
($ in thousands)	2022	2021	2022	2021
Net loss	$(409,585)	$(23,988)	$(422,206)	$(193,343)
Adjustments:
Interest expense, net	17,320	6,043	32,902	12,180
Income tax (benefit) expense	(113,664)	5,994	(122,133)	7,372
Depreciation and amortization	54,083	20,795	107,380	41,000
EBITDA	(451,846)	8,844	(404,057)	(132,791)
EBITDA Margin	-281.2%	11.3%	-125.9%	-92.0%
Business Combination adjustment (1)	—	14,203	—	36,705
Goodwill impairment charge (2)	514,816	—	514,816	—
Right-of-use assets impairment charge (3)	2,376	—	2,376	—
Acquisition-related adjustments (4)	5,580	7,174	12,344	16,952
Change in tax receivable agreement liability (5)	(8,062)	637	(6,392)	3,136
(Gain) loss from change in fair value of warrant liability (6)	(15,159)	(18,727)	(20,614)	41,216
(Gain) loss from change in fair value of contingent consideration (7)	(7,260)	16,780	(11,460)	90,040
Non-recurring/non-operating costs (8)	2,748	2,052	4,374	2,499
Share-based compensation (9)	5,154	2,537	8,360	4,934
Adjusted EBITDA	$48,347	$33,500	$99,747	$62,691
Adjusted EBITDA Margin	30.1%	36.3%	31.1%	34.6%

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
(2)
Represents the goodwill impairment taken in the second quarter of fiscal 2023.
(3)
Represents the impairment on our operating lease right-of-use assets and leasehold improvements due to vacating certain facilities.
(4)
Primarily includes advisory, consulting, accounting and legal expenses and severance incurred in connection with mergers and acquisitions activities including costs related to the Business Combination, BluJay Acquisition and Logistyx Acquisition.
(5)
Represents the fair value adjustment at each balance sheet date for the Tax Receivable Agreement along with the associated interest.
(6)
Represents the fair value adjustment at each balance sheet date of the warrant liability related to the public, private placement and forward purchase warrants.
(7)
Represents the fair value adjustment at each balance sheet date of the contingent consideration liability related to the restricted Series B-1 and B-2 common stock, Sponsor Side Letter and Series 1 and 2 RCUs. The Series B-1 common stock, Sponsor Side Letter and Series 1 RCUs were automatically converted into our Class A Common Stock on a one-to-one basis as of June 8, 2021.
(8)
Primarily includes non-recurring expenses such as systems integrations, legal entity rationalization and consulting and advisory fees. In addition, the second quarter of fiscal 2023 includes $0.8 million for executive severance.
(9)
Reflects non-cash, long-term share-based compensation expense, primarily related to senior management. For the three months ended August 31, 2022 and 2021, share-based compensation included less than $0.1 million and less than $0.1 million expense, respectively, attributable to certain unit-based awards in connection with the Amber Road, Inc. acquisition in 2019. For the six months ended August 31, 2022 and 2021, share-based compensation included less than $0.1 million and $0.4 million expense, respectively, attributable to certain unit-based awards in connection with the Amber Road, Inc. acquisition

Three Months Ended August 31, 2022 compared to Three Months Ended August 31, 2021

Non-GAAP Subscriptions Revenue

	Three Months Ended August 31,
($ in thousands)	2022	2021	$ Change	% Change
Non-GAAP subscriptions revenue	$131,621	$75,928	$55,693	73%
Percentage of Non-GAAP revenue	82%	82%

Non-GAAP subscriptions revenue was $131.6 million for the three months ended August 31, 2022, a $55.7 million, or 73%, increase compared to $75.9 million for the three months ended August 31, 2021. The increase in Non-GAAP subscriptions revenue relates to the BluJay and Logistyx acquisitions and new organic subscription sales predominately driven by increases in products utilized across our client portfolio.

Non-GAAP Revenue

	Three Months Ended August 31,
($ in thousands)	2022	2021	$ Change	% Change
Non-GAAP revenue	$160,676	$92,282	$68,394	74%

Non-GAAP revenue was $160.7 million for the three months ended August 31, 2022, a $68.4 million increase compared to $92.3 million for the three months ended August 31, 2021. The increase in Non-GAAP revenue was mainly due to the $55.7 million increase in our subscriptions revenue related to the BluJay and Logistyx acquisitions and new organic sales driven by increases in products utilized across our current client portfolio. Additionally, $12.7 million of the increase was due to an increase in our professional services revenue primarily related to the BluJay and Logistyx acquisitions.

Gross Profit

	Three Months Ended August 31,
($ in thousands)	2022	2021	$ Change	% Change
Gross profit	$77,425	$38,528	$38,897	nm
Gross margin	48.2%	49.3%

Gross profit was $77.4 million for the three months ended August 31, 2022, a $38.9 million increase compared to $38.5 million for three months ended August 31, 2021. The increase in gross profit was primarily due to the BluJay and Logistyx acquisitions as well as the decrease in the amortization of the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination of $36.7 million. Gross margin was 48% for the second quarter of fiscal 2023 compared to 49% for the second quarter of fiscal 2022.

Non-GAAP Gross Profit

	Three Months Ended August 31,
($ in thousands)	2022	2021	$ Change	% Change
Non-GAAP gross profit	$106,855	$68,126	$38,729	57%
Non-GAAP gross margin	66.5%	73.8%

Non-GAAP gross profit was $106.9 million for the three months ended August 31, 2022, a $38.7 million, or 57%, increase compared to $68.1 million for the three months ended August 31, 2021. The increase in adjusted gross profit was primarily due to the BluJay and Logistyx acquisitions. The Non-GAAP gross margin decreased in the second quarter of fiscal 2023 to 67% compared to 74% in the second quarter of fiscal 2022 due to a significant increase in our investment in strategic system integrator partnerships as well as increased hosting and labor costs.

EBITDA

	Three Months Ended August 31,
($ in thousands)	2022	2021	$ Change	% Change
EBITDA	$(451,846)	$8,844	$(460,690)	nm
EBITDA margin	-281.2%	11.3%

EBITDA was a loss of $451.8 million for the three months ended August 31, 2022, a $460.7 million decrease compared to $8.8 million for three months ended August 31, 2021. EBITDA margins decreased to a negative 281% for the second quarter of fiscal 2023 compared to 11% in the prior year. The decrease in EBITDA and EBITDA margin was primarily related to the $514.8 million goodwill impairment taken in the second quarter of fiscal 2023 and a $3.6 million smaller gain on the change in fair value of the warrant liability in fiscal 2023 as compared to fiscal 2022. These changes were partially offset by a decrease of $14.2 million in the amortization of the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination. Additionally, there was a $24.0 million higher gain associated with the fair value adjustment for the contingent consideration liability related to the restricted Series B-2 common stock when compared to the second quarter of fiscal 2022.

Adjusted EBITDA

	Three Months Ended August 31,
($ in thousands)	2022	2021	$ Change	% Change
Adjusted EBITDA	$48,347	$33,500	$14,847	44%
Adjusted EBITDA margin	30.1%	36.3%

Adjusted EBITDA was $48.3 million for the three months ended August 31, 2022, a $14.8 million, or 44%, increase compared to $33.5 million for the three months ended August 31, 2021. Adjusted EBITDA margin was 30% for the second quarter of fiscal 2023 compared to 36% for the second quarter of fiscal 2022 primarily due to lower gross margin driven by a significant increase in our investment in strategic system integrator partnerships as well as increased hosting and labor costs.

Six Months Ended August 31, 2022 compared to Six Months Ended August 31, 2021

Non-GAAP Subscriptions Revenue

	Six Months Ended August 31,
($ in thousands)	2022	2021	$ Change	% Change
Non-GAAP subscriptions revenue	$261,168	$149,464	$111,704	75%
Percentage of Non-GAAP revenue	81%	83%

Non-GAAP subscriptions revenue was $261.2 million for the six months ended August 31, 2022, a $111.7 million, or 75%, increase compared to $149.5 million for the six months ended August 31, 2021. The increase in Non-GAAP subscriptions revenue relates to the BluJay and Logistyx acquisitions and new organic subscription sales predominately driven by increases in products utilized across our client portfolio.

Non-GAAP Revenue

	Six Months Ended August 31,
($ in thousands)	2022	2021	$ Change	% Change
Non-GAAP revenue	$321,057	$181,111	$139,946	77%

Non-GAAP revenue was $321.1 million for the six months ended August 31, 2022, a $139.9 million, or 77%, increase compared to $181.1 million for the six months ended August 31, 2021. The increase in Non-GAAP revenue was mainly due to the $111.7 million increase in our subscriptions revenue related to the BluJay and Logistyx acquisitions and new organic sales driven by increases in products utilized across our current client portfolio. Additionally, $28.2 million of the increase was due to an increase in our professional services revenue primarily related to the BluJay and Logistyx acquisitions.

Gross Profit

	Six Months Ended August 31,
($ in thousands)	2022	2021	$ Change	% Change
Gross profit	$159,125	$66,696	$92,429	nm
Gross margin	49.6%	46.2%

Gross profit was $159.1 million for the six months ended August 31, 2022, a $92.4 million increase compared to $66.7 million for six months ended August 31, 2021. The increase in gross profit was primarily due to the BluJay and Logistyx acquisitions as well as the decrease in the amortization of the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination of $36.7 million. Gross margin was 50% for the first half of fiscal 2023 compared to 46% for the first half of fiscal 2022.

Non-GAAP Gross Profit

	Six Months Ended August 31,
($ in thousands)	2022	2021	$ Change	% Change
Non-GAAP gross profit	$218,106	$133,567	$84,539	63%
Non-GAAP gross margin	67.9%	73.7%

Non-GAAP gross profit was $218.1 million for the six months ended August 31, 2022, an $84.5 million, or 63%, increase compared to $133.6 million for the six months ended August 31, 2021. The increase in adjusted gross profit was primarily due to the BluJay and Logistyx acquisitions. The Non-GAAP gross margin decreased in the first half of fiscal 2023 to 68% compared to 74% in the first half of fiscal 2022 due to a significant increase in our investment in strategic system integrator partnerships as well as increased hosting and labor costs.

EBITDA

	Six Months Ended August 31,
($ in thousands)	2022	2021	$ Change	% Change
EBITDA	$(404,057)	$(132,791)	$(271,266)	nm
EBITDA margin	-125.9%	-92.0%

EBITDA was a loss of $404.1 million for the six months ended August 31, 2022, a $271.3 million increase compared to a loss of $132.8 million for six months ended August 31, 2021. EBITDA margins were a negative 126% for the first half of fiscal 2023 compared to a negative 92% in the prior year. The decrease in EBITDA and EBITDA margin was primarily related to the $514.8 million goodwill impairment taken in the second quarter of fiscal 2023. This expense was partially offset by a decrease of $36.5 million in the amortization of the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination. Additionally, there was a $3.8 million decrease in acquisition related expenses, higher revenues in fiscal 2023, a $61.8 million higher gain for the fair value adjustment for the warrant liability and a $101.5 million higher gain associated with the fair value adjustment for the contingent consideration liability related to the restricted Series B-2 common stock when compared to the second quarter of fiscal 2022.

Adjusted EBITDA

	Six Months Ended August 31,
($ in thousands)	2022	2021	$ Change	% Change
Adjusted EBITDA	$99,747	$62,691	$37,056	59%
Adjusted EBITDA margin	31.1%	34.6%

Adjusted EBITDA was $99.7 million for the six months ended August 31, 2022, a $37.1 million, or 59%, increase compared to $62.7 million for the six months ended August 31, 2021. Adjusted EBITDA margin was 31% for the first half of fiscal 2023 compared to 35% for the first half of fiscal 2022 primarily due to a lower gross margin driven by a significant increase in our investment in strategic system integrator partnerships as well as increased hosting and labor costs.

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

We had $98.1 million in cash and cash equivalents and $155.0 million of unused borrowing capacity under our 2021 Revolving Credit Facility as of August 31, 2022. See Note 13, Notes Payable to the Notes to the Unaudited Condensed Consolidated Financial Statements. We believe our existing cash and cash equivalents, cash provided by operating activities and, if necessary, the borrowing capacity under our 2021 Revolving Credit Facility will be sufficient to meet our working capital, debt repayment, capital expenditure requirements and share repurchases for at least the next twelve months.

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

The 2021 Term Loan has a variable interest rate which was 5.86% and 4.00% as of August 31, 2022 and February 28, 2022, respectively. As of August 31, 2022 and February 28, 2022, the 2021 Term Loan had a principal balance outstanding of $1,083.7 million and $899.2 million, respectively. There were no outstanding borrowings, no letters of credit and $155.0 million available borrowing capacity under the 2021 Revolving Credit Facility as of August 31, 2022. There were $80.0 million of borrowings outstanding at an interest rate of 5.25%, no outstanding letters of credit and $75.0 million available borrowing capacity under the 2021 Revolving Credit Facility as of February 28, 2022.

During September 2022, we borrowed an aggregate of $25.0 million under our 2021 Revolving Credit Facility at a weighted average interest rate of 5.64%. All the funds will be used for general operating activities.

Cash Flows

The following table presents net cash from operating, investing and financing activities:

	Six Months Ended August 31,
($ in thousands)	2022	2021
Net cash provided by operating activities	$2,164	$41,484
Net cash used in investing activities	(158,725)	(17,372)
Net cash provided by financing activities	95,767	253,276
Effect of exchange rate changes on cash and cash equivalents	1,700	(1,244)
Net (decrease) increase in cash, cash equivalents and restricted cash	(59,094)	276,144
Cash, cash equivalents and restricted cash at beginning of period	174,554	207,542
Cash, cash equivalents and restricted cash at end of period	$115,460	$483,686

Six Months Ended August 31, 2022 compared to Six Months Ended August 31, 2021

As of August 31, 2022, our consolidated cash, cash equivalents and restricted cash was $115.5 million, a $59.1 million decrease from our balance of $174.6 million as of February 28, 2022.

Net cash provided by operating activities for the six months ended August 31, 2022 was $2.2 million compared to $41.5 million for the six months ended August 31, 2021. The $39.3 million decrease in cash was primarily driven by the use of $90.0 million of cash for working capital items such as the decrease in cash provided by accounts receivable, the increase in cash for accounts payable and accrued liabilities and the recognition of deferred revenue in the first half of fiscal 2023 compared to the first half of fiscal 2022. This decrease in cash was partially offset by the additional gross profits contributed by BluJay and Logistyx as well as organic growth.

Net cash used in investing activities was $158.7 million and $17.4 million for the six months ended August 31, 2022 and 2021, respectively. During fiscal year 2023, net cash of $124.2 million was used for the Logistyx Acquisition. Additionally, we made a $3.0 million minority investment in a private firm during the first quarter of fiscal 2023. During the six months of fiscal 2023 and 2022, $31.6 million and $17.4 million were used for the acquisition of property and software related to our data centers, respectively.

Net cash provided by financing activities for the six months ended August 31, 2022 was $95.8 million compared to $253.3 million for six months ended August 31, 2021. The increase in cash provided by financing activities was mainly due to the $190.0 million incremental term loan that was used to repay the $80.0 million outstanding revolver balance and first deferred payment for the Logistyx Acquisition. Additionally, we paid $4.8 million in debt issuance costs related to the $190.0 million term loan during fiscal 2023 and repaid $5.5 million on the 2021 Term Loan.

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

The liability related to the Tax Receivable Agreement was $60.4 million and $66.6 million as of August 31, 2022 and February 28, 2022, respectively, assuming (1) a constant corporate tax rate of 24.1%, (2) no dispositions of corporate subsidiaries, (3) no material changes in tax law and (4) we do not elect an early termination of the Tax Receivable Agreement. However, due to the uncertainty of various factors, including: (a) the timing and value of future exchanges, (b) the amount and timing of our future taxable income, (c) changes in our tax rate, (d) no future dispositions of any corporate stock, (e) changes in the tax law and (f) changes in the discount rate, the likely tax savings we will realize and the resulting amounts we are likely to pay to the selling equity holders of E2open Holdings pursuant to the Tax Receivable Agreement are uncertain. Additionally, interest will accrue on the portion of the Tax Receivable Agreement liability recorded under ASC 805 at a rate of LIBOR plus 100 basis points. The portion of the Tax Receivable Agreement liability under ASC 450 is recorded on a gross undiscounted basis.

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

Contingent Consideration

The contingent consideration liability was $34.1 million and $45.6 million as of August 31, 2022 and February 28, 2022, respectively. The fair value remeasurements resulted in a gain of $7.3 million and loss of 16.8 million for the three months ended August 31, 2022 and 2021, respectively. The fair value remeasurements resulted in a gain of $11.5 million and a loss of $90.0 million for the six months ended August 31, 2022 and 2021, respectively. The contingent liability represents the Series B-1 common stock, Series B-2 common stock, Series 1 RCUs and Series 2 RCUs.

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

Logistyx Acquisition

On March 2, 2022, E2open, LLC acquired Logistyx Technologies, LLC for a purchase price of $185 million, and at an estimated fair value of $183.4 million, including $90 million paid in cash at closing. An additional $95 million was paid in two installments on May 31, 2022 and September 1, 2022. We had the option to finance the remaining payments, at our discretion, through cash or a combination of cash and Class A Common Stock. The May 31, 2022 payment of $37.4 million was paid with cash. The final payment for the Logistyx Acquisition of $57.6 million was due on August 29, 2022; however, the parties agreed to extend the payment to September 1, 2022 due to the finalization of the working capital adjustments and other contractual provisions. On September 1, 2022, E2open, LLC made a cash payment of $54.0 million to Logistyx for the final payment for the Logistyx Acquisition which reflected a working capital adjustment of $3.6 million.

Leases

We account for leases in accordance with ASC 842, Leases, which requires lessees to recognize lease liabilities and ROU assets on the balance sheet for contracts that provide lessees with the right to control the use of identified assets for periods of greater than 12 months.

Our non-cancelable operating leases for our office spaces and vehicles have various expiration dates through June 2030. Under these leases, our undiscounted future cash flows utilized in the calculation of the lease liabilities as of August 31, 2022 were: $4.7 million for September 1, 2022 through February 28, 2023, $8.8 million for fiscal 2024, $7.0 million for fiscal 2025, $4.6 million for fiscal 2026, $3.3 million for fiscal 2027 and $2.8 million thereafter. These numbers include interest of $3.2 million.

Our non-cancelable financing lease arrangements relate to software and computer equipment and have various expiration dates through October 2023. We have the right to purchase the software and computer equipment anytime during the lease or upon lease completion. Under these leases, our undiscounted future cash flows utilized in the calculation of the lease liabilities as of August 31, 2022 were: $0.2 million for September 1, 2022 through February 28, 2023 and $2.1 million for fiscal 2024. These numbers include interest of $0.1 million.

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

There have been no changes to our critical accounting policies and estimates during the three and six months ended August 31, 2022 from those previously disclosed in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Annual Report.

Recent Accounting Pronouncements

Recently issued and adopted accounting pronouncement are described in Note 2, Accounting Standards to the Notes to the Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the market risks during the three and six months ended August 31, 2022 from those previously disclosed in Part II, Item 7A., Quantitative and Qualitative Disclosures About Market Risk of our 2022 Form 10-K.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the quarter ended August 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We review our disclosure controls and procedures, which may include internal controls over financial reporting, on an ongoing basis. From time to time, management makes changes to enhance the effectiveness of these controls and ensure that they continue to meet the needs of our business over time.

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

Item 1A. Risk Factors.

There have been no material changes in our risk factors during the three and six months ended August 31, 2022 from those previously disclosed in Part I, Item 1A., Risk Factors of our 2022 Form 10-K. You should carefully consider the risk factors discussed in our 2022 Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or future results.

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

E2open Parent Holdings, Inc.

Date: October 11, 2022	By:	/s/ Michael A. Farlekas
Michael A. Farlekas
Chief Executive Officer

Date: October 11, 2022	By:	/s/ Marje Armstrong
Marje Armstrong
Chief Financial Officer