Form 10-Q
period 2022-11-30
E2open Parent Holdings, Inc.
filed 2023-01-09
CIK 1800347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2022

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

Registrant's telephone number, including area code: (866) 432-6736

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

As of January 5, 2023, E2open Parent Holdings, Inc. had Class A common stock, $0.001 par value per share, of 302,452,552 shares issued and 302,275,898 shares outstanding.

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

Investor Rights Agreement

agreement amended and restated on September 1, 2021 providing Insight Partners, CC Capital, Francisco Partners and Temasek the right to nominate members to the board of directors and requires parties to vote in favor of director nominees recommended by the board of directors.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q (Quarterly Report) contains "forward-looking statements" within the meaning of the federal securities law. These forward-looking statements give E2open Parent Holdings, Inc.'s (we, our, us, Company or E2open) current expectations and include projections of results of operations or financial condition or forecasts of future events. Words such as "may," "can," "should," "will," "estimate," "plan," "project," "forecast," "intend," "expect," "anticipate," "believe," "seek," "target" and similar expressions are used to identify forward-looking statements. Without limiting the generality of the forgoing, forward-looking statements contained in this document include our expectations regarding our future growth, operational and financial performance and business prospects and opportunities.

These forward-looking statements are based on information available as of the date of this Quarterly Report and management's then current expectations, forecasts and assumptions, and involve a number of judgments, known and unknown risks and uncertainties and other factors, many of which are outside our control and our directors, officers and affiliates. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date. We do not undertake any obligation to update, add or to otherwise correct any forward-looking statements contained herein to reflect events or circumstances after the date they were made, whether as a result of new information, future events, inaccuracies that become apparent after the date hereof or otherwise, except as may be required under applicable securities laws.

As a result of a number of known and unknown risks and uncertainties, our results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

•
the effect of the volatile, negative or uncertain economic and political conditions, including the invasion of Ukraine by Russia, the related sanctions and other measures that have been and continue to be imposed in response to the conflict, inflation, fluctuations in foreign currency exchange rates and the potential effects of these factors on our business, results of operations and financial condition as well as our clients' businesses and levels of business activity;
•
changes in market interest rates particularly on our variable rate debt, including the recent significant increases in market interest rates experienced so far in fiscal 2023 and that may continue to increase;
•
the inability to develop and market new product innovations and monetize our network;
•
risks associated with our past and prospective acquisitions (including the BluJay and Logistyx acquisitions), including the failure to successfully integrate operations, personnel, systems and products of the acquired companies, adverse tax consequences of acquisitions, greater than expected liabilities of the acquired companies, charges to earnings from acquisitions, the ability of the combined company to grow and manage profitability, maintain relationships with clients and suppliers and retain its management and key employees and the ability to recognize the anticipated benefits of the acquisition;
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

PART I—Financial Information

Item 1. Financial Statements.

E2open Parent Holdings, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)	November 30, 2022	February 28, 2022
	(Unaudited)
Assets
Cash and cash equivalents	$85,688	$155,481
Restricted cash	13,130	19,073
Accounts receivable - net of allowance of $5,003 and $3,055 as of November 30, 2022 and February 28, 2022, respectively	149,457	155,341
Prepaid expenses and other current assets	26,461	26,243
Total current assets	274,736	356,138
Goodwill	3,306,233	3,756,871
Intangible assets, net	1,095,762	1,181,390
Property and equipment, net	73,104	65,937
Operating lease right-of-use assets	21,022	28,102
Other noncurrent assets	21,525	17,017
Total assets	$4,792,382	$5,405,455
Liabilities and Stockholders' Equity
Accounts payable and accrued liabilities	$111,202	$128,544
Channel client deposits payable	13,130	19,073
Deferred revenue	173,580	190,992
Payable to Logistyx sellers	1,068	—
Current portion of notes payable	20,962	89,097
Current portion of operating lease obligations	8,093	7,652
Current portion of financing lease obligations	2,002	2,307
Income taxes payable	9,768	2,702
Total current liabilities	339,805	440,367
Long-term deferred revenue	2,400	1,141
Operating lease obligations	17,462	21,202
Financing lease obligations	—	1,950
Notes payable	1,042,459	863,577
Tax receivable agreement liability	58,176	66,590
Warrant liability	30,375	67,139
Contingent consideration	27,808	45,568
Deferred taxes	255,207	413,038
Other noncurrent liabilities	973	712
Total liabilities	1,774,665	1,921,284
Commitments and Contingencies (Note 27)
Stockholders' Equity
Class A common stock; $0.0001 par value, 2,500,000,000 shares authorized; 302,452,552 and 301,536,621 issued and 302,275,898 and 301,359,967 outstanding as of November 30, 2022 and February 28, 2022, respectively	30	31
Class V common stock; $0.0001 par value; 42,747,890 shares authorized; 33,092,007 and 33,560,839 issued and outstanding as of November 30, 2022 and February 28, 2022, respectively	—	—
Series B-1 common stock; $0.0001 par value; 9,000,000 shares authorized; 94 shares issued and outstanding	—	—
Series B-2 common stock; $0.0001 par value; 4,000,000 shares authorized; 3,372,184 issued and outstanding	—	—
Additional paid-in capital	3,374,388	3,362,219
Accumulated other comprehensive loss	(77,732)	(19,019)
Accumulated deficit	(530,215)	(154,976)
Treasury stock, at cost: 176,654 shares	(2,473)	(2,473)
Total E2open Parent Holdings, Inc. equity	2,763,998	3,185,782
Noncontrolling interest	253,719	298,389
Total stockholders' equity	3,017,717	3,484,171
Total liabilities and stockholders' equity	$4,792,382	$5,405,455

See notes to unaudited condensed consolidated financial statements.

E2open Parent Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
(In thousands, except per share amounts)	2022	2021	2022	2021
Revenue
Subscriptions	$134,884	$106,969	$396,052	$219,728
Professional services and other	30,009	30,033	89,898	61,680
Total revenue	164,893	137,002	485,950	281,408
Cost of Revenue
Subscriptions	35,931	30,163	105,367	62,917
Professional services and other	20,417	17,587	63,446	38,694
Amortization of acquired intangible assets	24,402	25,036	73,869	48,885
Total cost of revenue	80,750	72,786	242,682	150,496
Gross Profit	84,143	64,216	243,268	130,912
Operating Expenses
Research and development	24,939	25,000	73,088	56,909
Sales and marketing	20,448	18,101	67,348	41,789
General and administrative	23,073	22,871	66,774	49,989
Acquisition-related expenses	1,969	33,216	14,313	50,168
Amortization of acquired intangible assets	19,965	19,470	62,523	26,843
Goodwill impairment	—	—	514,816	—
Total operating expenses	90,394	118,658	798,862	225,698
Loss from operations	(6,251)	(54,442)	(555,594)	(94,786)
Other income (expense)
Interest and other expense, net	(21,270)	(10,769)	(54,732)	(22,004)
Gain (loss) from change in tax receivable agreement liability	2,697	(1,470)	9,089	(4,606)
Gain (loss) from change in fair value of warrant liability	16,150	(7,232)	36,764	(48,448)
Gain (loss) from change in fair value of contingent consideration	6,300	(1,140)	17,760	(91,180)
Total other income (expense)	3,877	(20,611)	8,881	(166,238)
Loss before income tax provision	(2,374)	(75,053)	(546,713)	(261,024)
Income tax benefit	7,877	10,764	130,010	3,392
Net income (loss)	5,503	(64,289)	(416,703)	(257,632)
Less: Net income (loss) attributable to noncontrolling interest	698	(5,072)	(41,464)	(35,640)
Net income (loss) attributable to E2open Parent Holdings, Inc.	$4,805	$(59,217)	$(375,239)	$(221,992)

Weighted average common shares outstanding:
Basic	302,201	308,132	301,822	227,186
Diluted	302,359	308,132	301,822	227,186
Net income (loss) attributable to E2open Parent Holdings, Inc. common shareholders per share:
Basic	$0.02	$(0.19)	$(1.24)	$(0.98)
Diluted	$0.02	$(0.19)	$(1.24)	$(0.98)

See notes to unaudited condensed consolidated financial statements.

E2open Parent Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
(In thousands)	2022	2021	2022	2021
Net income (loss)	$5,503	$(64,289)	$(416,703)	$(257,632)
Other comprehensive loss, net:
Net foreign currency translation income (loss), net of tax of ($5,395) and $10,274 as of November 30, 2022	14,369	(25,617)	(58,086)	(30,665)
Net deferred losses on cash flow hedges	(420)	—	(627)	—
Total other comprehensive income (loss), net	13,949	(25,617)	(58,713)	(30,665)
Comprehensive income (loss)	19,452	(89,906)	(475,416)	(288,297)
Less: Comprehensive income (loss) attributable to noncontrolling interest	2,112	(8,516)	(47,306)	(39,882)
Comprehensive income (loss) attributable to E2open Parent Holdings, Inc.	$17,340	$(81,390)	$(428,110)	$(248,415)

See notes to unaudited condensed consolidated financial statements.

E2open Parent Holdings, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

(In thousands)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total E2open Equity	Noncontrolling Interest	Total Equity
Balance, February 28, 2021	$19	$2,071,206	$2,388	$10,800	$—	$2,084,413	$392,945	$2,477,358
Share-based compensation	—	2,043	—	—	—	2,043	—	2,043
Other comprehensive income	—	—	1,475	—	—	1,475	—	1,475
Net loss	—	—	—	(142,258)	—	(142,258)	(27,097)	(169,355)
Balance, May 31, 2021	19	2,073,249	3,863	(131,458)	—	1,945,673	365,848	2,311,521
Share-based compensation	—	2,509	—	—	—	2,509	—	2,509
Business Combination purchase price adjustment	—	1,666	—	—	—	1,666	1,299	2,965
Conversion of Common Units to common stock	—	27,228	—	—	—	27,228	(43,995)	(16,767)
Conversion of Series B-1 shares to common stock	1	174,999	—	—	(2,473)	172,527	—	172,527
Impact of Common Unit conversions on Tax Receivable Agreement, net of tax	—	(7,512)	—	—	—	(7,512)	—	(7,512)
Other comprehensive loss	—	—	(6,523)	—	—	(6,523)	—	(6,523)
Net loss	—	—	—	(20,517)	—	(20,517)	(3,471)	(23,988)
Balance, August 31, 2021	20	2,272,139	(2,660)	(151,975)	(2,473)	2,115,051	319,681	2,434,732
Share-based compensation	—	3,982	—	—	—	3,982	—	3,982
Issuance of common stock for BluJay Acquisition	7	730,847	—	—	—	730,854	—	730,854
Issuance of common stock for BluJay Acquisition PIPE financing, net of offering costs	3	292,897	—	—	—	292,900	—	292,900
Conversion of Common Units to common stock	—	14,498	—	—	—	14,498	(14,498)	—
Exercise of warrants	—	1	—	—	—	1	—	1
Deferred taxes related to issuance of common stock for BluJay Acquisition	—	36,805	—	—	—	36,805	—	36,805
Impact of Common Unit conversions on Tax Receivable Agreement, net of tax	—	(2,563)	—	—	—	(2,563)	—	(2,563)
Other comprehensive loss	—	—	(25,617)	—	—	(25,617)	—	(25,617)
Net loss	—	—	—	(59,217)	—	(59,217)	(5,072)	(64,289)
Balance, November 30, 2021	$30	$3,348,606	$(28,277)	$(211,192)	$(2,473)	$3,106,694	$300,111	$3,406,805

See notes to unaudited condensed consolidated financial statements.

E2open Parent Holdings, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(Continued)

(Unaudited)

(In thousands)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total E2open Equity	Noncontrolling Interest	Total Equity
Balance, February 28, 2022	$31	$3,362,219	$(19,019)	$(154,976)	$(2,473)	$3,185,782	$298,389	$3,484,171
Share-based compensation	—	3,188	—	—	—	3,188	—	3,188
Conversion of Common Units to common stock	—	195	—	—	—	195	(195)	—
Vesting of restricted stock awards, net of shares withheld for taxes	—	(1,330)	—	—	—	(1,330)	—	(1,330)
Other comprehensive loss	—	—	(30,700)	—	—	(30,700)	—	(30,700)
Net loss	—	—	—	(11,356)	—	(11,356)	(1,265)	(12,621)
Balance, May 31, 2022	31	3,364,272	(49,719)	(166,332)	(2,473)	3,145,779	296,929	3,442,708
Share-based compensation	—	5,154	—	—	—	5,154	—	5,154
Conversion of Common Units to common stock	—	989	—	—	—	989	(2,386)	(1,397)
Vesting of restricted stock awards, net of shares withheld for taxes	—	76	—	—	—	76	—	76
Impact of Common Unit conversions on Tax Receivable Agreement, net of tax	—	(176)	—	—	—	(176)	—	(176)
Other comprehensive loss	—	—	(41,962)	—	—	(41,962)	—	(41,962)
Net loss	—	—	—	(368,688)	—	(368,688)	(40,897)	(409,585)
Balance, August 31, 2022	31	3,370,315	(91,681)	(535,020)	(2,473)	2,741,172	253,646	2,994,818
Share-based compensation	—	4,797	—	—	—	4,797	—	4,797
Conversion of Common Units to common stock	—	625	—	—	—	625	(625)	—
Vesting of restricted stock awards, net of shares withheld for taxes	(1)	(339)	—	—	—	(340)	—	(340)
Impact of Common Unit conversions on Tax Receivable Agreement, net of tax	—	(1,010)	—	—	—	(1,010)	—	(1,010)
Other comprehensive income	—	—	13,949	—	—	13,949	—	13,949
Net income	—	—	—	4,805	—	4,805	698	5,503
Balance, November 30, 2022	$30	$3,374,388	$(77,732)	$(530,215)	$(2,473)	$2,763,998	$253,719	$3,017,717
See notes to unaudited condensed consolidated financial statements.

E2open Parent Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended November 30,
(In thousands)	2022	2021
Cash flows from operating activities
Net loss	$(416,703)	$(257,632)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	159,831	91,496
Amortization of deferred commissions	2,878	861
Provision for credit losses	315	527
Amortization of debt issuance costs	3,783	2,389
Amortization of operating lease right-of-use assets	5,813	8,290
Share-based compensation	13,139	8,534
Deferred income taxes	(143,012)	(17,768)
Right-of-use assets impairment charge	4,137	—
Goodwill impairment charge	514,816	—
(Gain) loss from change in tax receivable agreement liability	(9,089)	4,606
(Gain) loss from change in fair value of warrant liability	(36,764)	48,448
(Gain) loss from change in fair value of contingent consideration	(17,760)	91,180
Loss (gain) on disposal of property and equipment	537	(233)
Changes in operating assets and liabilities:
Accounts receivable	10,876	41,320
Prepaid expenses and other current assets	4,311	(7,586)
Other noncurrent assets	(4,094)	(4,489)
Accounts payable and accrued liabilities	(12,946)	(6,892)
Channel client deposits payable	(5,943)	2,222
Deferred revenue	(26,899)	19,927
Changes in other liabilities	(4,075)	2,982
Net cash provided by operating activities	43,151	28,182
Cash flows from investing activities
Payments for acquisitions - net of cash acquired	(179,243)	(774,232)
Capital expenditures	(40,473)	(24,627)
Minority investment in private firm	(3,000)	—
Net cash used in investing activities	(222,716)	(798,859)
Cash flows from financing activities
Proceeds from PIPE investment	—	300,000
Offering costs related to issuance of common stock in connection with PIPE investment	—	(7,100)
Proceeds from warrant exercise	—	1
Proceeds from indebtedness	215,000	395,000
Repayments of indebtedness	(103,174)	(18,860)
Repayments of financing lease obligations	(2,312)	(6,457)
Repurchase of common stock	—	(2,473)
Repurchase of Common Units	(1,397)	(16,767)
Payments of debt issuance costs	(4,766)	(10,357)
Net cash provided by financing activities	103,351	632,987
Effect of exchange rate changes on cash and cash equivalents	478	1,657
Net decrease in cash, cash equivalents and restricted cash	(75,736)	(136,033)
Cash, cash equivalents and restricted cash at beginning of period	174,554	207,542
Cash, cash equivalents and restricted cash at end of period	$98,818	$71,509

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$85,688	$56,462
Restricted cash	13,130	15,047
Total cash, cash equivalents and restricted cash	$98,818	$71,509

See notes to unaudited condensed consolidated financial statements.

E2open Parent Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization and Basis of Presentation

Organization and Description of Business

CC Neuberger Principal Holdings I (CCNB1) was a blank check company incorporated in the Cayman Islands on January 14, 2020 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. CCNB1's sponsor was CC Neuberger Principal Holdings I Sponsor LLC, a Delaware limited liability company (Sponsor). CCNB1 became a public company on April 28, 2020 through an initial public offering.

On February 4, 2021 (Closing Date), CCNB1 and E2open Holdings, LLC and its operating subsidiaries (E2open Holdings) completed a business combination (Business Combination) contemplated by the definitive Business Combination Agreement entered into on October 14, 2020 (Business Combination Agreement). In connection with the finalization of the Business Combination, CCNB1 changed its name to "E2open Parent Holdings, Inc." (E2open) and changed its jurisdiction of incorporation from the Cayman Islands to the State of Delaware (Domestication).

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

Basis of Presentation

These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. Investments in other companies are carried at cost. See Note 10, Investments for additional information. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended November 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2023. For further information, refer to the consolidated financial statements and notes thereto included in our 2022 Form 10-K.

Use of Estimates

The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported results of operations during the reporting period. Such management estimates include allowance for credit losses, goodwill and other long-lived assets, estimates of standalone selling price of performance obligations for revenue contracts with multiple performance obligations, share-based compensation, valuation allowances for deferred tax assets and uncertain tax positions, tax receivable agreement liability, warrants, contingent consideration and the accounting for business combinations. These estimates are based on information available as of the date of the condensed consolidated financial statements; therefore, actual results could differ from management's estimates.

Reclassifications

During the second quarter of fiscal 2023, we began reporting deferred income taxes as a separate line as part of operating activities in the Condensed Consolidated Statements of Cash Flows. As a result, we reclassed a use of cash of $17.8 million from the change in other liabilities to deferred income taxes for the nine months ended November 30, 2021.

During the third quarter of fiscal 2023, we began reporting current income taxes payable as a separate line on the Condensed Consolidated Balance Sheets. As a result, we reclassed $2.7 million from accounts payable and accrued liabilities to current income taxes payable in the February 28, 2022 balance sheet. We also combined the long-term investments line of $0.2 million with the other noncurrent assets line in the February 28, 2022 balance sheet. The incentive program payable was renamed to channel client deposits payable to better describe the payable associated with the restricted cash deposits. Channel client deposits are deposits that we receive from certain channel shaping clients to reimburse, on our clients' behalf, market development expenditures made by our client channel partners.

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

2. Accounting Standards

Recent Accounting Guidance Not Yet Adopted

In March 2020, the Financial Accounting Standards Board (FASB) issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting to simplify the accounting for contract modifications made to replace LIBOR or other reference rates that are expected to be discontinued because of the reference rate reform. The guidance provides optional expediates and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criterion are met. The optional expedients and exceptions can be applied to contract modifications made until December 31, 2022. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848) which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The amendments in ASU 2021-01 are elective and apply to our debt instruments that may be modified as a result of the reference rate reform. We are continuing to evaluate these standards, as well as the timing of the transition of various rates in our debt instruments affected by reference rate reform.

3. Acquisitions

Logistyx Acquisition

On March 2, 2022, E2open, LLC acquired all of the issued and outstanding membership interests of Logistyx for a purchase price of $185 million, with an estimated fair value of $183.4 million, including $90 million paid in cash at closing (Logistyx Acquisition). An additional $95 million, which was subject to standard working capital adjustments and other contractual provisions, was paid in two installments on May 31, 2022 and September 1, 2022. We had the option to finance the remaining payments, at our discretion, through cash or a combination of cash and Class A Common Stock. The May 31, 2022 payment of $37.4 million was paid in cash.

On August 15, 2022, E2open, LLC and the sellers of Logistyx agreed to extend the final payment to September 1, 2022 allowing both parties to finalize working capital adjustments and other contractual provisions. On September 1, 2022, E2open, LLC made a cash payment of $54.0 million to Logistyx as the final installment payment for the Logistyx Acquisition which reflected a working capital adjustment of $3.6 million. The Logistyx sellers disputed the working capital adjustment pursuant to the terms of the Membership Interest Purchase Agreement. During October 2022, the parties agreed to a working capital adjustment of $2.6 million. The additional payment for working capital was made to Logistyx on December 5, 2022.

The Logistyx Acquisition was accounted for as a business combination under ASC 805, Business Combinations.

The following summarizes the consideration paid for the Logistyx Acquisition.

($ in thousands)	Fair Value
Cash consideration to Logistyx at fair value	$153,090
Cash repayment of debt	29,777
Cash paid for seller transaction costs	489
Working capital adjustment	(2,550)
Estimated consideration paid for the Logistyx Acquisition	$180,806

We recorded the preliminary allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their fair values as of March 2, 2022. The preliminary purchase price allocation is as follows:

($ in thousands)	Preliminary Purchase Price Allocation	Adjustments (3)	Updated Preliminary Purchase Price Allocation
Cash and cash equivalents	$1,563	$—	$1,563
Account receivable, net	5,332	—	5,332
Other current assets	3,335	—	3,335
Property and equipment, net	144	—	144
Intangible assets	67,200	(400)	66,800
Goodwill (1)	125,896	(2,150)	123,746
Non-current assets	619	—	619
Accounts payable	(5,897)	—	(5,897)
Current liabilities	(3,931)	—	(3,931)
Deferred revenue (2)	(10,747)	—	(10,747)
Non-current liabilities	(158)	—	(158)
Total assets acquired and liabilities assumed	$183,356	$(2,550)	$180,806

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
(3)
The adjustments primarily relate to the $0.4 million change in fair value of the intangible assets due to a change in the deferred revenue and $2.6 million working capital adjustment.

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

We incurred $4.0 million ($0.7 million as of February 28, 2022) of expenses directly related to the Logistyx Acquisition through November 30, 2022 which are included in acquisition-related expense in the Condensed Consolidated Statements of Operations. Included in these expenses were $1.6 million acquisition-related advisory fees which were incurred on March 2, 2022. At the closing of the Logistyx Acquisition, we paid $0.5 million of acquisition-related advisory fees and other expenses related to the Logistyx Acquisition on behalf of Logistyx. These expenses were part of the purchase price consideration and not recognized as expense in our or Logistyx's Condensed Consolidated Statements of Operations.

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

We recorded the allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their fair values as of the Acquisition Date and adjusted certain items as noted below. The final purchase price allocation is as follows:

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

We incurred $33.7 million of expenses directly related to the BluJay Acquisition during the year ended February 28, 2022, which are included in acquisition-related expenses in the Condensed Consolidated Statements of Operations. Included in these expenses were $13.4 million acquisition-related advisory fees which were incurred on the Acquisition Date. In addition, we paid $10.4 million of debt issuance costs associated with the $380.0 million incremental term loan on the Acquisition Date which were capitalized and recorded as a reduction of the outstanding debt balances. At the closing of the BluJay Acquisition, we paid $7.1 million in fees related to the $300.0 million PIPE financing which were recorded as a reduction to the proceeds from the issuance of Class A Common Stock in the Condensed Consolidated Statements of Stockholders' Equity. Additionally, we paid $26.7 million of acquisition-related advisory fees and other expenses related to the BluJay Acquisition on behalf of BluJay. These expenses were part of the purchase price consideration and not recognized as expense in our or BluJay's Condensed Consolidated Statements of Operations.

Additionally, the Investor Rights Agreement was amended and restated to add certain of BluJay's existing stockholders as parties, including certain affiliates of Francisco Partners and Temasek. The Investor Rights Agreement provides Francisco Partners and Temasek the right to nominate one member each to our board of directors. Mr. Deep Shah, nominated by Francisco Partners, and Mr. Martin Fichtner, nominated by Temasek, became new directors on September 1, 2021.

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

	Three Months Ended	Nine Months Ended
($ in millions)	November 30, 2021	November 30, 2021
Total revenue	$147.5	$407.4
Net loss	(69.0)	(326.6)
Less: Net loss attributable to noncontrolling interest	(7.2)	(35.9)
Net loss attributable to E2open Parent Holdings, Inc.	$(61.8)	$(290.7)

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

We had $85.7 million in cash and cash equivalents as of November 30, 2022. We believe our existing cash and cash equivalents, cash provided by operating activities, and, if necessary, the borrowing capacity of up to $145.0 million available under our 2021 Revolving

Credit Facility (see Note 13, Notes Payable) will be sufficient to meet our working capital, debt repayment and capital expenditure requirements for at least the next twelve months.

In the future, we may enter into arrangements to acquire or invest in complementary businesses. To facilitate these acquisitions or investments, we may seek additional equity or debt financing.

5. Accounts Receivable

Accounts receivable, net consisted of the following:

($ in thousands)	November 30, 2022	February 28, 2022
Accounts receivable	$125,940	$143,799
Unbilled receivables	28,520	14,597
Less: Allowance for credit losses	(5,003)	(3,055)
Accounts receivable, net	$149,457	$155,341

Unbilled receivables represent revenue recognized for performance obligations that have been satisfied but for which amounts have not been billed, which we also refer to as contract assets.

Account balances are written off against the allowance for credit losses when we believe that it is probable that the receivable balance will not be recovered.

The allowance for credit losses was comprised of the following:

($ in thousands)	Amount
Balance, February 28, 2021	$(908)
BluJay Acquisition	(1,779)
Additions	(1,917)
Write-offs	1,549
Balance, February 28, 2022	(3,055)
Logistyx Acquisition	(267)
Additions	(2,667)
Write-offs	986
Balance, November 30, 2022	$(5,003)

6. Prepaid and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

($ in thousands)	November 30, 2022	February 28, 2022
Prepaid software and hardware license and maintenance fees	$11,319	$6,022
Income and other taxes receivable	4,638	4,544
Prepaid insurance	1,082	3,401
Deferred commissions	4,169	2,867
Prepaid marketing	939	1,124
Security deposits	2,663	1,044
Other prepaid expenses and other current assets	1,651	7,241
Total prepaid expenses and other current assets	$26,461	$26,243

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

We performed a qualitative "Step 0" goodwill impairment assessment during the second quarter of fiscal 2023 which indicated that a quantitative "Step 1" impairment analysis needed to be performed as well. The fair value of E2open was determined using a discounted cash flow method, guideline public company method and guideline transaction method using an income-based and market-based approach.

We calculated the fair value of E2open under three different methods: discounted cash flow method, guideline public company method and guideline transaction method. The discounted cash flow method was based on the present value of estimated future cash flows which were based on management's estimates of revenue growth rates and net operating income margins, taking into consideration market and industry conditions. The discount rate used was based on the weighted-average cost of capital adjusted for the risk, size premium and business-specific characteristics related to the business's ability to execute on the projected cash flows. Under the guideline public company method, the fair value was based on forward-looking earnings multiples derived from comparable publicly traded companies with similar market position and size. The unobservable inputs used to measure the fair value included projected revenue growth rates, the weighted average cost of capital, the normalized working capital level, capital expenditures assumptions, profitability projections, control premium, the determination of appropriate market comparison companies and terminal growth rates. Under the guideline transaction method, the fair value was based on pricing multiples derived from recently sold companies with similar characteristics to ours. The three approaches generated similar results and indicated that the fair value of E2open's equity and goodwill was less than its carrying amount. Therefore, in the second quarter of fiscal 2023, we recognized an impairment charge of $514.8 million to goodwill.

We did not record a goodwill impairment charge for the three months ended November 30, 2022 or the three and nine months ended November 30, 2021.

The following table presents the changes in goodwill:

($ in thousands)	Amount
Balance, February 28, 2021	$2,628,646
Business Combination purchase price adjustment (1)	407
BluJay Acquisition (2)	1,155,321
Currency translation adjustment	(27,503)
Balance, February 28, 2022	3,756,871
BluJay Acquisition adjustment (2)	(5,455)
Logistyx Acquisition (3)	123,746
Impairment charge	(514,816)
Currency translation adjustment	(54,113)
Balance, November 30, 2022	$3,306,233

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

8. Intangible Assets, Net

Intangible assets, net consisted of the following:

	November 30, 2022
($ in thousands)	Weighted Average Useful Life	Cost	Accumulated Amortized	Net
Indefinite-lived:
Trademark / Trade name	Indefinite	$110,000	$—	$110,000
Definite-lived:
Client relationships	13.8	500,907	(100,021)	400,886
Technology	7.3	688,858	(145,544)	543,314
Content library	10.0	50,000	(9,122)	40,878
Trade name	1.0	3,811	(3,687)	124
Backlog	2.5	800	(240)	560
Total definite-lived		1,244,376	(258,614)	985,762
Total intangible assets		$1,354,376	$(258,614)	$1,095,762

	February 28, 2022
($ in thousands)	Weighted Average Useful Life	Cost	Accumulated Amortized	Net
Indefinite-lived:
Trademark / Trade name	Indefinite	$109,998	$—	$109,998
Definite-lived:
Client relationships	13.6	476,584	(45,467)	431,117
Technology	7.3	666,160	(72,414)	593,746
Content library	10.0	50,000	(5,372)	44,628
Trade name	1.0	3,705	(1,804)	1,901
Total definite-lived		1,196,449	(125,057)	1,071,392
Total intangible assets		$1,306,447	$(125,057)	$1,181,390

The e2open trade name is indefinite-lived. Acquired trade names are definite-lived as over time we rebrand acquired products and services as e2open.

During the three months ended August 31, 2022, gross client relationships and technology were reduced by $0.3 million and $0.1 million, respectively, due to the Logistyx purchase price adjustments.

Amortization of intangible assets is recorded in cost of revenue and operating expenses in the Condensed Consolidated Statements of Operations. We recorded amortization expense related to intangible assets of $44.4 million and $44.5 million for the three months ended November 30, 2022 and 2021, respectively. We recorded amortization expense related to intangible assets of $136.4 million and $75.7 million for the nine months ended November 30, 2022 and 2021, respectively.

9. Property and Equipment, Net

Property and equipment, net consisted of the following:

($ in thousands)	November 30, 2022	February 28, 2022
Computer equipment	$47,445	$33,228
Software	58,515	43,821
Furniture and fixtures	3,149	3,509
Leasehold improvements	10,493	9,067
Gross property and equipment	119,602	89,625
Less accumulated depreciation and amortization	(46,498)	(23,688)
Property and equipment, net	$73,104	$65,937

Computer equipment and software include assets held under financing leases. Amortization of assets held under financing leases is included in depreciation expense. See Note 25, Leases for additional information regarding our financing leases.

Depreciation expense was $8.1 million and $6.0 million for the three months ended November 30, 2022 and 2021, respectively. Depreciation expense was $23.4 million and $15.8 million for the nine months ended November 30, 2022 and 2021, respectively.

We had capitalized software costs of $32.0 million and $20.9 million as of November 30, 2022 and February 28, 2022, respectively. We recognized $1.4 million and $0.8 million of amortized capitalized software development costs for the three months ended November 30, 2022 and 2021, respectively, and $3.6 million and $2.0 million for the nine months ended November 30, 2022 and 2021, respectively.

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

We regularly evaluate the carrying value of our investment for impairment and whether any events or circumstances are identified that would significantly harm the fair value of the investment. In the event a decline in fair value is less than the investment's carrying value, we will record an impairment charge in other income (expense) in the Condensed Consolidated Statements of Operations. We have not recorded any impairment charges related to this minority investment.

11. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

($ in thousands)	November 30, 2022	February 28, 2022
Accrued compensation	$38,939	$63,101
Accrued severance and retention	2,536	1,909
Trade accounts payable	33,287	33,158
Accrued professional services	3,634	5,440
Restructuring liability	230	778
Interest payable	18,257	2,398
Client deposits	2,483	2,214
Other	11,836	19,546
Total accounts payable and accrued liabilities	$111,202	$128,544

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

Quarterly tax distributions will be paid to the holders of Common Units on a pro rata basis based upon an agreed upon formula related to the taxable income of E2open Holdings allocable to holders of Common Units. Generally, these tax distributions will be computed based on the Company's estimate of taxable income of E2open Holdings allocable to each holder of Common Units (based on certain assumptions), multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for a U.S. corporation organized under the laws of the State of Delaware, taking into account all jurisdictions in which the Company is required to file income tax returns together with the relevant apportionment information and the character of E2open Holdings' income, subject to various adjustments.

Significant inputs and assumptions were used to estimate the future expected payments including the timing of the realization of the tax benefits, a tax rate of 24.1% and an imputed interest rate of 7% based on our cost of debt plus an incremental premium at the Closing Date. Changes in any of these or other factors are expected to impact the timing and amount of gross payments. The fair value of these obligations will be accreted to the amount of the gross expected obligation. In addition, if E2open Holdings were to exercise its right to terminate the Tax Receivable Agreement or certain other acceleration events occur, E2open Holdings will be required to make immediate cash payments. Such cash payments will be equal to the present value of the assumed future realized tax benefits based on a set of assumptions and using an agreed upon discount rate, as defined in the Tax Receivable Agreement. The early termination payment may be made significantly in advance of the actual realization, if any, of those future tax benefits. Such payments will be calculated based on certain assumptions, including that E2open Holdings has sufficient taxable income to utilize the full amount of any tax benefits subject to the Tax Receivable Agreement over the period specified therein. The payments that E2open Holdings will be required to make will generally reduce the amount of the overall cash flow that might have otherwise been available, but we expect the cash tax savings we will realize from the utilization of the related tax benefits will exceed the amount of any required payments.

Pursuant to ASC 805, Business Combination and relevant tax law, we have calculated the fair value of the tax receivable agreement payments related to the transaction at the acquisition date and identified the timing of the utilization of the tax attributes. Under ASC 805, the Tax Receivable Agreement liability, as of the acquisition date, will be revalued at the end of each reporting period with the gain or loss as well as the associated interest reflected in the gain (loss) from change in tax receivable agreement liability in the Condensed Consolidated Statements of Operations in the period in which the event occurred. Interest will accrue on the tax receivable agreement liability at a rate of LIBOR plus 100 basis points. In addition, under ASC 450, Contingencies transactions with partnership unit holders after the acquisition date will result in additional Tax Receivable Agreement liabilities that are recorded on a gross undiscounted basis.

The Tax Receivable Agreement liability was $58.2 million and $66.6 million as of November 30, 2022 and February 28, 2022, respectively. The tax rate used in the calculation was 24.2% and 24.1% as of November 30, 2022 and February 28, 2022, respectively. The discount rate used for the ASC 805 calculation was 10.4% and 8.2% as of November 30, 2022 and February 28, 2022, respectively, based on our cost of debt plus an incremental premium. During the three months ended November 30, 2022 and 2021, a gain of $2.7 million and a loss of $1.5 million, respectively, was recorded as a change in the tax receivable agreement liability related to the ASC 805 discounted liability. During the nine months ended November 30, 2022 and 2021, a gain of $9.1 million and a loss of $4.6 million, respectively, was recorded as a change in the tax receivable agreement liability related to the ASC 805 discounted liability. During the nine months ended November 30, 2022 and 2021, the Tax Receivable Agreement liability under ASC 450 increased by $0.7 million and $13.2 million, respectively.

13. Notes Payable

Notes payable outstanding were as follows:

($ in thousands)	November 30, 2022	February 28, 2022
2021 Term Loan	$1,080,941	$899,163
2021 Revolving Credit Facility	10,000	80,000
Other notes payable	—	47
Total notes payable	1,090,941	979,210
Less unamortized debt issuance costs	(27,520)	(26,536)
Total notes payable, net	1,063,421	952,674
Less current portion	(20,962)	(89,097)
Notes payable, less current portion, net	$1,042,459	$863,577

2021 Term Loan and Revolving Credit Facility

In February 2021, E2open, LLC, our subsidiary, entered into a credit agreement (Credit Agreement) that provided for $525.0 million in term loans (2021 Term Loan) and $75.0 million in commitments for revolving credit loans (2021 Revolving Credit Facility) with a $15.0 million letter of credit sublimit. In September 2021, the Credit Agreement was amended to include a $380.0 million incremental term loan, an increase in the letter of credit sublimit from $15.0 million to $30.0 million and an increase in the 2021 Revolving Credit Facility from $75.0 million to $155.0 million. In April 2022, the Credit Agreement was amended to include a $190.0 million incremental term loan.

The 2021 Revolving Credit Facility will mature on February 4, 2026. E2open, LLC can request increases in the revolving commitments and additional term loan facilities, in minimum amounts of $2.0 million for each facility. Principal payments are due on the Credit Agreement the last day of February, May, August and November commencing August 2021. The Credit Agreement was payable in quarterly installments of $1.3 million beginning in August 2021; however, the payments were increased to $2.3 million with the addition of the incremental term loan beginning in November 2021. The payment increased to $2.7 million with the addition of the $190.0 million incremental term loan beginning in May 2022. The Credit Agreement is payable in full on February 4, 2028.

The proceeds from the $190.0 million incremental term loan were used to repay the $80.0 million outstanding balance under the 2021 Revolving Credit Facility incurred to finance the initial payment for the Logistyx Acquisition. The additional cash was used to pay the $37.4 million payment due to Logistyx in May 2022 and for general corporate purposes.

The Credit Agreement is guaranteed by E2open Intermediate, LLC, our subsidiary, and certain wholly owned subsidiaries of E2open, LLC, as guarantors, and is supported by a security interest in substantially all of the guarantors' personal property and assets. The Credit Agreement contains certain customary events of default, representations and warranties as well as affirmative and negative covenants.

As of November 30, 2022 and February 28, 2022, the 2021 Term Loan had a variable interest rate of 6.64% and 4.00%, respectively. There were $10.0 million outstanding borrowings at an interest rate of 6.77%, no letters of credit and $145.0 million available borrowing capacity under the 2021 Revolving Credit Facility as of November 30, 2022. There were $80.0 million borrowings outstanding at an interest rate of 5.25%, no letters of credit and $75.0 million available borrowing capacity under the 2021 Revolving Credit Facility as of February 28, 2022. We were in compliance with the First Lien Leverage Ratio for the Credit Agreement as of November 30, 2022 and February 28, 2022.

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

The contingent consideration liability was $27.8 million and $45.6 million as of November 30, 2022 and February 28, 2022, respectively. The fair value remeasurements resulted in a gain of $6.3 million and loss of $1.1 million for the three months ended November 30, 2022 and 2021, respectively. The fair value remeasurements resulted in a gain of $17.8 million and loss of $77.5 million for the nine months ended November 30, 2022 and 2021, respectively.

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

As of June 8, 2021, the 5-day VWAP of our Class A Common Stock exceeded $13.50 per share which was the triggering event for the Series B-1 common stock to automatically convert into our Class A Common Stock on a one-to-one basis. As such, 8,120,273 shares of Series B-1 common stock converted into 8,120,273 shares of Class A Common Stock. There were 94 shares of Series B-1 common stock pending conversion as of November 30, 2022.

There were 3,372,184 shares of Series B-2 common stock outstanding as of November 30, 2022 and February 28, 2022. The Series B-2 common stock will automatically convert into our Class A Common Stock on a one-to-one basis upon the occurrence of the first day on which the 20-day VWAP is equal to at least $15.00 per share; provided, however, that the reference to $15.00 per share shall be decreased by the aggregate per share amount of dividends actually paid in respect of a share of Class A Common Stock following the closing of the Business Combination.

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

There were 2,627,724 shares of Series 2 RCUs outstanding as of November 30, 2022 and February 28, 2022. Similar to the Series B-2 common stock, the Series 2 RCUs will vest (a) at such time as the 20-day VWAP of the Class A Common Stock is at least $15.00 per share; however, the $15.00 per share threshold will be decreased by the aggregate amount of dividends per share paid following the closing of the Business Combination; (b) upon the consummation of a qualifying change of control of us or the Sponsor and (c) upon the qualifying liquidation defined in the limited liability company agreement.

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

Sponsor Side Letter

In connection with the execution of the Business Combination Agreement, the Sponsor, certain investors and CCNB1's Independent Directors entered into the Sponsor Side Letter Agreement with CCNB1. Under the Sponsor Side Letter Agreement, 2,500,000 Class B ordinary shares of CCNB1 held by the Sponsor and CCNB1's Independent Directors automatically converted into 2,500,000 shares of Series B-1 Common Stock, which, collectively, are referred to as the Restricted Sponsor Shares. The vesting conditions of the shares of Series B-1 Common Stock mirror the Series 1 RCUs.

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

15. Financial Instruments

We recognize derivative instruments as either assets or liabilities in the Condensed Consolidated Balance Sheets at fair value and provide qualitative and quantitative disclosures about such derivatives. We have international operations that expose us to potentially adverse movements in foreign currency exchange rates. To reduce our exposure to foreign currency rate changes on forecasted operating expenses, we enter into hedges in the form of foreign currency forward contracts related to changes in the U.S. dollar/foreign currency relationship. We do not use foreign currency forward contracts for speculative or trading purposes. Our derivative contracts are governed by an International Swaps and Derivatives Association master agreement that generally includes standard netting arrangements.

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

To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes in future cash flows on the hedged transactions. The related gains or losses resulting from changes in fair value of these hedges is initially reported, net of tax, as a component of other comprehensive income (loss) in stockholders' equity and reclassified into operating expenses when the hedge is settled. As of November 30, 2022, our foreign exchange forward contracts have durations of approximately 21 months or less.

Our exposure to the market gains or losses will vary over time as a function of currency exchange rates. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

The following table represents the Condensed Consolidated Balance Sheets location and amount of the derivative instrument fair values:

($ in thousands)	November 30, 2022
Accounts payable and accrued liabilities	$(480)
Other noncurrent liabilities	(147)

We estimate the $0.5 million, net of tax, of losses on forward exchange currency derivatives instruments included in other comprehensive loss will be settled and reclassified into earnings within the next twelve months.

We report our foreign exchange forward contract assets and liabilities on a net basis in the Condensed Consolidated Balance Sheets when a master-netting arrangement exists between us and the counterparty to the contract. A standard master netting agreement exists between us and the counterparty to the foreign exchange forward contract entered into in August 2022. The agreement allows for multiple transaction payment netting and none of the netting arrangements involve collateral. As of November 30, 2022, all of the foreign exchange forward contracts are in a liability position.

See Note 22, Other Comprehensive Loss for additional information regarding our cash flow hedges.

16. Fair Value Measurement

Our financial instruments include cash and cash equivalents; investments; accounts receivable, net; accounts payable; acquisition-related obligations; notes payable; and financing lease obligations. Accounts receivable, net; accounts payable; and acquisition-related obligations are stated at their carrying value, which approximates fair value, due to their short maturity. We measure our cash equivalents and investments at fair value, based on an exchange or exit price which represents the amount that would be received for an asset sale or an exit price, or paid to transfer a liability in an orderly transaction between knowledgeable and willing market participants. We estimate the fair value for notes payable and financing lease obligations by discounting the future cash flows of the related note and lease payments. As of November 30, 2022 and February 28, 2022, the fair value of the cash and cash equivalents, restricted cash, notes payable and financing lease obligations approximates their recorded values.

The following tables set forth details about our investments:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
November 30, 2022
Asset-backed securities	$162	$30	$—	$192

February 28, 2022
Asset-backed securities	$162	$46	$—	$208

Observable inputs are based on market data obtained from independent sources. Unobservable inputs reflect our assessment of the assumptions market participants would use to value certain financial instruments. This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

Our assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy are summarized as follows:

	November 30, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Asset-backed securities	$—	$192	$—	$192
Total investments	—	192	—	192
Total assets	$—	$192	$—	$192

Liabilities:
Forward currency contracts	$—	$627	$—	$627
Cash-settled restricted stock units	8	—	—	8
Tax receivable agreement liability	—	—	41,179	41,179
Warrant liability	10,902	—	19,473	30,375
Contingent consideration	—	—	27,808	27,808
Total liabilities	$10,910	$627	$88,460	$99,997

	February 28, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market	$4	$—	$—	$4
Total cash equivalents	4	—	—	4
Investments:
Asset-backed securities	—	208	—	208
Total investments	—	208	—	208
Total assets	$4	$208	$—	$212

Liabilities:
Tax receivable agreement liability	$—	$—	$50,268	$50,268
Warrant liability	27,324	—	39,815	67,139
Contingent consideration	—	—	45,568	45,568
Total liabilities	$27,324	$—	$135,651	$162,975

Cash-Settled Restricted Stock Units

Cash-settled restricted stock units (RSUs) form part of our compensation program. The fair value of these awards are determined using the closing stock price of our Class A Common Stock on the last day of each balance sheet date which is considered an observable quoted market price in active markets (Level 1).

Contingent Consideration

The following table provides a reconciliation of the beginning and ending balances of acquisition related accrued earn-outs and contingent consideration using significant unobservable inputs (Level 3) from March 1, 2022 through November 30, 2022 and March 1, 2021 through February 28, 2022:

($ in thousands)	November 30, 2022	February 28, 2022
Beginning of period	$45,568	$152,808
Conversion to Class A Common Stock	—	(175,000)
Cash payments	—	(2,000)
(Gain) loss from fair value of contingent consideration	(17,760)	69,760
End of period	$27,808	$45,568

The change in the fair value of the earn-out is recorded in acquisition-related expenses while the change in the fair value of the contingent consideration is recorded in gain (loss) from change in fair value of contingent consideration in the Condensed Consolidated Statements of Operations.

Tax Receivable Agreement

Our tax receivable agreement liability is measured under both ASC 805 at fair value on a recurring basis using significant unobservable inputs (Level 3) and ASC 450 at book value. The following table provides a reconciliation of the portion of the tax receivable agreement liability measured at fair value under Level 3 from March 1, 2022 through November 30, 2022 and March 1, 2021 through February 28, 2022:

($ in thousands)	November 30, 2022	February 28, 2022
Beginning of period	$50,268	$50,114
Gain (loss) from fair value of tax receivable agreement liability	(9,089)	154
End of period	$41,179	$50,268

The change in the fair value of the tax receivable agreement liability is recorded in gain (loss) from change in tax receivable agreement liability in the Condensed Consolidated Statements of Operations.

Warrants

Our warrant liability is measured at fair value on a recurring basis using active market quoted prices (Level 1) and significant unobservable inputs (Level 3). The following table provides a reconciliation of the warrant liability from March 1, 2022 through November 30, 2022 and March 1, 2021 through February 28, 2022:

($ in thousands)	November 30, 2022	February 28, 2022
Beginning of period	$67,139	$68,772
Gain from fair value of warrant liability	(36,764)	(1,633)
End of period	$30,375	$67,139

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

Total Revenue by Geographic Locations

Revenue by geographic regions consisted of the following:

	Three Months Ended November 30,		Nine Months Ended November 30,
($ in thousands)	2022	2021	2022	2021
Americas	$139,468	$110,690	$410,100	$248,910
Europe	20,120	20,367	59,049	22,989
Asia Pacific	5,305	5,945	16,801	9,509
Total revenue	$164,893	$137,002	$485,950	$281,408

Revenues by geography are determined based on the region of our contracting entity, which may be different than the region of the client. Americas revenue attributed to the United States was 83% and 81% during the three months ended November 30, 2022 and 2021, respectively. Americas revenue attributed to the United States was 83% and 89% during the nine months ended November 30, 2022 and 2021, respectively. No other country represented more than 10% of total revenue during these periods.

During the three months ended November 30, 2022 and 2021, we recorded a $0.1 million and $10.4 million reduction to revenue to amortize the deferred revenue fair value adjustment that resulted from the purchase price allocation in the Business Combination, respectively. During the nine months ended November 30, 2022 and 2021, we recorded a $0.4 million and $47.1 million reduction to revenue to amortize the deferred revenue fair value adjustment, respectively. With the early adoption of ASU 2021-08, a fair value adjustment to deferred revenue is no longer required; therefore, an adjustment to deferred revenue was not made for the BluJay or Logistyx acquisitions.

Remaining Performance Obligations

Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied. It includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods and does not include contracts where the client is not committed. The client is not considered committed when they are able to terminate for convenience without payment of a substantive penalty under the contract. Additionally, as a practical expedient of ASC 606, Revenue from Contracts with Customers we have not disclosed the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. As of November 30, 2022 and February 28, 2022, approximately $795.1 million and $767.9 million of revenue was expected to be recognized from remaining performance obligations, respectively. These amounts are expected to be recognized within the next five years.

Contract Assets and Liabilities

Contract assets primarily represent revenues recognized for performance obligations that have been satisfied but for which amounts have not been billed. Contract assets were $28.5 million and $14.6 million as of November 30, 2022 and February 28, 2022, respectively. Contract liabilities consist of deferred revenue which includes billings in excess of revenue recognized related to subscription contracts and professional services. Deferred revenue is recognized as revenue when we perform under the contract. Deferred revenue was $176.0 million and $192.1 million as of November 30, 2022 and February 28, 2022, respectively. Revenue recognized during the three and nine months ended November 30, 2022, included in deferred revenue on the Condensed Consolidated Balance Sheets as of February 28, 2022, was $29.7 million and $154.7 million, respectively.

As of February 4, 2021, a fair value adjustment of $60.7 million was recorded to reduce our deferred revenue to its fair value as part of the Business Combination. As deferred revenue is recognized, any fair value adjustment related to the deferred revenue is also recognized as a reduction to revenue. As of November 30, 2022 and February 28, 2022, the fair value adjustment to reduce deferred revenue as part of the Business Combination was $0.1 million and $0.5 million, respectively. With the early adoption of ASU 2021-08, a fair value adjustment to deferred revenue is no longer required; therefore, an adjustment to deferred revenue was not made for the BluJay and Logistyx acquisitions.

Sales Commissions

With the adoption of ASC 606 and ASC 340-40, Contracts with Customers in March 2019, we began deferring and amortizing sales commissions that are incremental and directly related to obtaining client contracts.

Amortization expense of $1.0 million and $0.5 million was recorded in sales and marketing expense in the Condensed Consolidated Statements of Operations for the three months ended November 30, 2022 and 2021, respectively. Amortization expense of $2.9 million and $0.9 million was recorded in sales and marketing expense for the nine months ended November 30, 2022 and 2021, respectively. Certain sales commissions that would have an amortization period of less than one year are expensed as incurred in sales and marketing expense. As of November 30, 2022 and February 28, 2022, we had a total of $14.3 million and $12.2 million of capitalized sales commissions included in prepaid expenses and other current assets and other noncurrent assets in the Condensed Consolidated Balance Sheets, respectively.

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

	Three Months Ended November 30,		Nine Months Ended November 30,
($ in thousands)	2022	2021	2022	2021
Severance	$534	$4,545	$4,224	$5,199
Lease exits	81	767	316	1,583
Total severance and exit costs	$615	$5,312	$4,540	$6,782

In addition, during the second quarter of fiscal 2023, we accrued $0.8 million in severance expense related to an executive who left the Company. The expense was recorded in general and administrative expense in the Condensed Consolidated Statements of Operations and in the Condensed Consolidated Balance Sheets in accounts payable and accrued liabilities in the accrued severance and retention liability. The severance payment was paid during the third quarter of fiscal 2023.

Included in accounts payable and accrued liabilities as of November 30, 2022 and February 28, 2022 was a restructuring liability balance, primarily consisting of lease related obligations, of $0.2 million and $0.8 million, respectively, and a restructuring severance liability of $2.5 million and $1.9 million, respectively. We expect these amounts to be substantially paid within the next 12 months.

The following table reflects the changes in the severance and exit cost accruals from March 1, 2022 through November 30, 2022 and March 1, 2021 through February 28, 2022:

($ in thousands)	November 30, 2022	February 28, 2022
Beginning of period	$2,687	$1,988
Payments	(5,125)	(7,302)
Impairment of right-of-use assets	(421)	(580)
Expenses	5,625	8,581
End of period	$2,766	$2,687

In the 2022 Form 10-K, $0.8 million of accrued expenses related to accrued severance and retention were reflected in accrued compensation. This amount has been reclassified to accrued severance and retention to correspond to the current year presentation.

19. Warrants

As of November 30, 2022 and February 28, 2022, there were an aggregate of 29,079,872 warrants outstanding, which include the public warrants, private placement warrants and Forward Purchase Warrants. Each warrant entitles its holders to purchase one share of Class A Common Stock at an exercise price of $11.50 per share. The private placement warrants became exercisable with the Domestication. The Forward Purchase Warrants became exercisable upon the effectiveness of our Form S-1 in March 2021. The public warrants became exercisable in April 2021. The public warrants, private placement warrants and Forward Purchase Warrants expire five years after the Closing Date, or earlier upon redemption or liquidation. Once the warrants became exercisable, we have the option to redeem the outstanding warrants when various conditions are met, such as specific stock prices, as detailed in the specific warrant agreements. However, the 10,280,000 private placement warrants are nonredeemable so long as they are held by our Sponsor or its permitted transferees. The warrants are recorded as a liability in warrant liability on the Condensed Consolidated Balance Sheets with a balance of $30.4 million and $67.1 million as of November 30, 2022 and February 28, 2022, respectively. During the three months ended November 30, 2022 and 2021, a gain of $16.2 million and a loss of $7.2 million was recognized in gain (loss) from change in fair value of the warrant liability in the Condensed Consolidated Statements of Operations, respectively. During the nine months ended November 30, 2022 and 2021, a gain of $36.8 million and loss of $48.4 million was recognized in gain (loss) from change in fair value of the warrant liability, respectively.

20. Stockholders' Equity

Class A Common Stock

We are authorized to issue 2,500,000,000 Class A common stock with a par value of $0.0001 per share. Holders of our Class A Common Stock are entitled to one vote for each share. As of November 30, 2022 and February 28, 2022, there were 302,452,552 and 301,536,621 shares of Class A Common Stock issued, respectively, and 302,275,898 and 301,359,967 shares of Class A Common Stock outstanding, respectively.

Class V Common Stock

We were authorized to issue 40,000,000 Class V common stock with a par value of $0.0001 per share. In August 2021, the number of shares authorized for issuance increased to 42,747,890 Class V common stock with a par value of $0.0001. These shares have no economic value but entitle the holder to one vote per share. As of November 30, 2022 and February 28, 2022, there were 33,092,007 and 33,560,839 shares of Class V Common Stock issued and outstanding, respectively, and 9,655,883 and 9,187,051 shares of Class V Common Stock held in treasury, respectively.

The holders of Common Units participate in net income or loss allocations and distributions of E2open Holdings. They are also entitled to Class V Common Stock on a one for one basis to their Common Units which in essence allows each holder one vote per Common Unit.

The following table reflects the changes in our outstanding stock:

	Class A	Class V	Series B-1	Series B-2
Balance, February 28, 2022	301,359,967	33,560,839	94	3,372,184
Conversion of Common Units (1)	249,941	(468,832)	—	—
Vesting of restricted awards, net of shares withheld for taxes (2)	665,990	—	—	—
Balance, November 30, 2022	302,275,898	33,092,007	94	3,372,184

(1)
Class A Common Stock issued for the conversion of Common Units settled in stock. During the nine months ended November 30, 2022, we paid $1.4 million in cash for the repurchase of 218,891 Common Units that were converted into cash instead of stock at our option. Class V Common Stock are retired on a one-for-one basis when Common Units are converted into Class A Common Stock or settled in cash.
(2)
The Class A Common Stock withheld for taxes revert back to the 2021 Incentive Plan, as defined below, and are used for future grants.

Share Repurchase Program

On January 20, 2022, the board of directors approved a $100.0 million share repurchase program (2022 Share Repurchase Program). Stock repurchases may be made from time to time in the open market, in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. The 2022 Share Repurchase Program is subject to market conditions and other factors and does not obligate us to repurchase any dollar amount or number of our Class A Common Stock and the program may be extended, modified, suspended or discontinued at any time, without prior notice.

We will record all share repurchases based on the trade date. Shares of our Class A Common Stock repurchased under the 2022 Share Repurchase Program will be recorded as treasury stock, at cost, but may from time to time be retired.

No shares of Class A Common Stock have been repurchased to date.

21. Noncontrolling Interests

Noncontrolling interest represents the portion of E2open Holdings that we control and consolidate but do not own. As of November 30, 2022 and February 28, 2022, the noncontrolling interests represent a 9.9% and 10.0% ownership in E2open Holdings, respectively. As part of the Business Combination, E2open Parent Holdings, Inc. became the owner of E2open Holdings along with the existing owners of E2open Holdings through Common Unit ownership. The existing owners of E2open Holdings are shown as noncontrolling interests on the Condensed Consolidated Balance Sheets and their portion of the net income (loss) of E2open Holdings is shown as net income (loss) attributable to noncontrolling interest on the Condensed Consolidated Statements of Operations.

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

During the three months ended November 30, 2022, 100,000 Common Units were converted into Class A Common Stock with a value of $0.6 million based off the 5-day VWAP. During the nine months ended November 30, 2022, 249,941 Common Units were converted into Class A Common Stock with a value of $1.8 million based off the 5-day VWAP. A total of 218,891 Common Units were settled in cash of $1.4 million during the nine months ended November 30, 2022. This activity resulted in a decrease to noncontrolling interests of $0.6 million and $3.2 million during the three and nine months ended November 30, 2022, respectively.

As of November 30, 2022 and February 28, 2022, there were a total of 33.1 million and 33.6 million Common Units held by participants of E2open Holdings, respectively.

We follow the guidance issued by the FASB regarding the classification and measurement of redeemable securities. Accordingly, we have determined that the Common Units meet the requirements to be classified as permanent equity.

22. Other Comprehensive Loss

Accumulated other comprehensive loss in the equity section of our Condensed Consolidated Balance Sheets includes:

($ in thousands)	Foreign Currency Translation Adjustment	Unrealized Holding Gains (Losses) on Derivatives	Total
Balance, February 28, 2022	$(19,019)	$—	$(19,019)

Other comprehensive loss	(68,360)	(627)	(68,987)
Tax effects	10,274	—	10,274
Other comprehensive loss	(58,086)	(627)	(58,713)
Balance, November 30, 2022	$(77,105)	$(627)	$(77,732)

The effect of amounts reclassified out of unrealized holding losses on derivatives into net income (loss) was as follows:

($ in thousands)	Three Months Ended November 30, 2022	Nine Months Ended November 30, 2022
Reclassifications:
Losses on cash flows hedges, net of tax
Cost of revenue	$105	$105
Research and development	94	94
Sales and marketing	3	3
General and administrative	48	48
Total	$250	$250

We did not reclass any items to the Condensed Consolidated Statements of Operations from accumulated other comprehensive loss during the three and nine months ended November 30, 2021.

Accumulated foreign currency translation adjustments are reclassified to net income (loss) when realized upon sale or upon complete, or substantially complete, liquidation of the investment in the foreign entity.

See Note 15, Financial Instruments for additional information related to our derivative instruments.

23. Earnings Per Share

Basic earnings per share is calculated as net income (loss) divided by the average number of shares of common stock outstanding. Diluted earnings per share assumes, when dilutive, the issuance of the net incremental shares from options and restricted shares. The following is a reconciliation of the denominators of the basic and diluted per share computations for net income (loss):

	Three Months Ended November 30,		Nine Months Ended November 30,
(in thousands, except per share data)	2022	2021	2022	2021
Net loss per share:
Numerator - basic:
Net income (loss) per share:	$5,503	$(64,289)	$(416,703)	$(257,632)
Less: Net income (loss) attributable to noncontrolling interests	698	(5,072)	(41,464)	(35,640)
Net income (loss) attributable to E2open Parent Holdings, Inc. - basic	$4,805	$(59,217)	$(375,239)	$(221,992)

Numerator - diluted:
Net income (loss) attributable to E2open Parent Holdings, Inc. - basic	$4,805	$(59,217)	$(375,239)	$(221,992)
Add: Net income (loss) and tax effect attributable to noncontrolling interests	—	—	—	—
Net income (loss) attributable to E2open Parent Holdings, Inc. - diluted	$4,805	$(59,217)	$(375,239)	$(221,992)

Denominator - basic:
Weighted average shares outstanding - basic	302,201	308,132	301,822	227,186
Net income (loss) per share - basic	$0.02	$(0.19)	$(1.24)	$(0.98)

Denominator - diluted:
Weighted average shares outstanding - basic	302,201	308,132	301,822	227,186
Weighted average effect of dilutive securities:
Time based restricted stock	158	—	—	—
Weighted average shares outstanding - diluted	302,359	308,132	301,822	227,186
Diluted net income (loss) per common share	$0.02	$(0.19)	$(1.24)	$(0.98)

Potential common shares issuable to employee or directors upon exercise or conversion of shares under our share-based compensation plans and upon exercise of warrants are excluded from the computation of diluted earnings per common share when the effect would be anti-dilutive. All potential common shares are anti-dilutive in periods of net loss available to common stockholders.

The following table summarizes the weighted-average potential common shares excluded from diluted income (loss) per common share as their effect would be anti-dilutive:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2022	2021	2022	2021
Shares related to Series B-1 common stock	94	94	94	60
Shares related to Series B-2 common stock	3,372,184	3,372,184	3,372,184	3,372,184
Shares related to restricted common units Series 2	2,627,724	2,627,724	2,627,724	2,627,724
Shares related to warrants (1)	29,079,872	29,079,959	29,079,872	29,079,968
Shares related to Common Units	33,126,073	34,885,501	33,350,756	36,404,078
Shares related to options	4,832,802	2,573,978	3,986,158	2,533,856
Share related to performance based restricted stock	2,101,221	937,381	2,059,595	688,494
Shares related to time based restricted stock	2,303,641	1,306,358	2,404,272	825,362
Units/Shares excluded from the dilution computation	77,443,611	74,783,179	76,880,655	75,531,726

(1)
The warrants include the public warrants, private placement warrants and Forward Purchase Warrants.

24. Share-Based Compensation

2021 Incentive Plan

The E2open Parent Holdings, Inc. 2021 Omnibus Incentive Plan (2021 Incentive Plan) became effective on the Closing Date with the approval of CCNB1's shareholders and board of directors. The 2021 Incentive Plan allows us to make equity and equity-based incentive awards to officers, employees, directors and consultants. There were 15,000,000 shares of Class A Common Stock reserved for issuance under the 2021 Incentive Plan as of February 28, 2022. The "evergreen" provision of the 2021 Incentive Plan provides for an annual automatic increase to the number of shares of Class A Common Stock available under the plan. As of March 1, 2022, an additional 4,849,684 shares were reserved for issuance under the "evergreen " provision. Shares issued under the 2021 Incentive Plan can be granted as stock options, restricted stock awards, restricted stock units, performance stock awards, cash awards and other equity-based awards. No award may vest earlier than the first anniversary of the date of grant, expect under limited conditions.

Our board of directors have approved the grant of options and RSUs under the 2021 Incentive Plan.

The fiscal year 2022 options were performance based and measured based on obtaining an organic growth target over a one-year period with a quarter of the options vesting at the end of the performance period and the remaining options vesting equally over the following three years. The fiscal year 2023 options are performance based and measured based on obtaining organic growth, adjusted EBITDA and net booking targets over a one-year period with a quarter of the options vesting at the end of the performance period and the remaining options vesting equally over the following three years. Our executive officers and senior management are granted these performance based options. The performance target is set at 100% at the grant date, and the probability of meeting the performance target is remeasured each quarter over the performance period and adjusted if needed. The performance target for the options granted during May 2021 was finalized in April 2022 above 100% and adjusted accordingly. As of November 30, 2022, there were 4,259,741 unvested performance based options.

The RSUs are either performance based or time based. The fiscal year 2022 performance based RSUs were measured based on obtaining an organic growth target over a one-year period with a quarter of the RSUs vesting at the end of the performance period and the remaining RSUs vesting equally over the following three years. The fiscal year 2023 performance based RSUs are measured based on obtaining an organic growth, adjusted EBITDA and net bookings target over a one-year period with a quarter of the RSUs vesting at the end of the performance period and the remaining RSUs vesting equally over the following three years. The performance target is set at 100% at the date of grant, and the probability of meeting the performance target is remeasured each quarter over the performance period and adjusted if needed. The performance target for the performance based RSUs granted during May 2021 was finalized in April 2022 above 100% and adjusted accordingly. The time based RSUs for executive officers, senior management and employees vest ratably over a three-year period while the time based RSUs for non-employee directors of our board of directors have a one-year vesting period. As of November 30, 2022, there were 2,051,628 performance based RSUs and 4,566,069 time based RSUs that were vested or expected to vest with a total intrinsic value of $39.0 million.

During fiscal 2023 our board of directors approved a company-wide share-based compensation program under our 2021 Incentive Plan. Under the program, approximately 3,800 employees are eligible to receive an annual stock award subject to approval by the board of directors as part of their annual compensation package. As part of the fiscal 2023 annual compensation package, our board of directors approved a grant on October 1, 2022 of 1,653,982 time based RSUs to the employees who had not previously received a fiscal year 2023 equity grant. For those employees based in China, 25,045 cash-settled RSUs were granted. The time based and cash-settled RSUs will vest ratably over a three-year period.

The cash-settled RSUs must be settled in cash and are accounted for as liability-type awards. The fair value of these cash-settled RSUs equals the value of our Class A Common Stock on the date of grant and is remeasured at the end of each reporting period at fair value. The change in fair value will be recorded in share-based compensation expense in the Condensed Consolidated Statements of Operations. The liability for the cash-settled RSUs was negligible as of November 30, 2022 and is included in accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets. As of November 30, 2022, there were 25,045 unvested cash-settled RSUs with a total intrinsic value of $0.1 million.

As of November 30, 2022, there were 8,444,185 shares of Class A Common Stock available for grant under the 2021 Incentive Plan.

As previously disclosed in our 2022 Form 10-K in Item 9B., Other Information, our former Chief Financial Officer entered into a Transition Agreement in which all of his outstanding stock awards accelerated vesting to August 31, 2022. Additionally, the exercise period for his options was extended from 90 days to one year with exercises permitted through August 31, 2023.

Activity under the 2021 Incentive Plan related to options was as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)
Balance, February 28, 2022	2,524	$9.83	9.0
Granted	3,275	7.76
Forfeited/Expired	(966)	9.85
Balance, November 30, 2022	4,833	$8.42	8.7

Vested and exercisable as of November 30, 2022	573	$9.82	5.2

	Number of Shares (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)
Balance, February 28, 2021	—	$—	—
Granted	2,583	9.86
Forfeited	(26)	10.86
Balance, November 30, 2021	2,557	$9.86	9.5

As of November 30, 2022, there was $7.2 million of unrecognized compensation cost related to unvested options. The aggregate intrinsic value of outstanding stock option awards and the vested and exercisable stock option awards was zero as of November 30, 2022 since our Class A Common Stock price was less than the exercise price of the stock option awards.

Activity under the 2021 Incentive Plan related to RSUs was as follows:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value Per Unit	Weighted Average Remaining Recognition Period (in years)
Balance, February 28, 2022	2,103	$12.47	2.7
Granted	5,645	7.45
Added by performance factor	300	12.87
Released	(870)	12.12
Canceled and forfeited	(560)	10.00
Balance, November 30, 2022	6,618	$8.46	2.6

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value Per Unit	Weighted Average Remaining Recognition Period (in years)
Balance, February 28, 2021	—	$—	—
Granted	2,408	12.70
Forfeited	(155)	12.87
Balance, November 30, 2021	2,253	$12.69	2.9

As of November 30, 2022, there was $42.0 million of unrecognized compensation cost related to unvested RSUs. The aggregate intrinsic value of the RSUs was $39.0 million as of November 30, 2022 which is the outstanding RSUs valued at the closing price of our Class A Common Stock on November 30, 2022.

Activity under the 2021 Incentive Plan related to cash-settled RSUs was as follows:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (in years)
Balance, February 28, 2022	—	$—	—
Granted	25	6.07
Balance, November 30, 2022	25	$6.07	2.8

As of November 30, 2022, there was $0.1 million of unrecognized compensation cost related to unvested cash-settled RSUs. The aggregate intrinsic value of the cash-settled RSUs was $0.1 million as of November 30, 2022 which is the outstanding cash-settled RSUs valued at the closing price of our Class A Common Stock on November 30, 2022.

The estimated grant-date fair values of the options granted during the nine months ended November 30, 2022 were calculated using the Black-Scholes option-pricing valuation model, based on the following assumptions:

Expected term (in years)	6.25
Expected equity price volatility	44.17%
Risk-free interest rate	2.91%
Expected dividend yield	0%

The table below sets forth the functional classification in the Condensed Consolidated Statements of Operations of our equity-based compensation expense:

	Three Months Ended November 30,		Nine Months Ended November 30,
($ in thousands)	2022	2021	2022	2021
Cost of revenue	$545	$399	$856	$856
Research and development	938	648	2,181	1,345
Sales and marketing	901	727	2,560	1,487
General and administrative	2,413	2,208	7,542	4,846
Total share-based compensation	$4,797	$3,982	$13,139	$8,534

25. Leases

We account for leases in accordance with ASC 842, Leases which requires lessees to recognize lease liabilities and right-of-use (ROU) assets on the balance sheet for most operating leases. We made the accounting policy election not to apply the recognition provisions of ASC 842 to short-term leases which are leases with a lease term of 12 months or less. Instead, we recognize the lease payments for short-term leases on a straight-line basis over the lease term.

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

Real Estate Leases

We lease our primary office space under non-cancelable operating leases with various expiration dates through June 2030. Many of our leases have an option to be extended from two to five years, and several of the leases give us the right to cancel early with proper notification. Additionally, we have two subleases of our office leases as of November 30, 2022.

Several of the operating lease agreements require us to provide security deposits. As of November 30, 2022, and February 28, 2022, lease deposits were $5.0 million and $3.6 million, respectively. The deposits are generally refundable at the expiration of the lease, assuming all obligations under the lease agreement have been met. Deposits are included in prepaid and other current assets and other noncurrent assets in the Condensed Consolidated Balance Sheets.

During the three and nine months ended November 2022, we incurred a $1.8 million and $4.1 million impairment, respectively, on our operating lease ROU assets and leasehold improvements due to vacating three and seven locations, respectively, with the intent to sublease them. The impairments were recorded in general and administrative expense in the Condensed Consolidated Statements of Operations.

Vehicle Leases

We lease vehicles under non-cancelable operating lease arrangements which have various expiration dates through October 2026. We do not have the right to purchase the vehicles at the end of the lease term.

Equipment Leases

We purchase certain equipment under non-cancelable financing lease arrangements which are primarily related to software and computer equipment and which have various expiration dates through October 2023. We have the right to purchase the software and computer equipment anytime during the lease or upon lease completion.

Balance Sheet Presentation

The following tables present the amounts and classifications of our estimated ROU assets, net and lease liabilities:

($ in thousands)	Balance Sheet Location	November 30, 2022	February 28, 2022
Operating lease right-of-use assets	Operating lease right-of-use assets	$21,022	$28,102
Finance lease right-of-use asset	Property and equipment, net	2,254	3,719
Total right-of-use assets		$23,276	$31,821

($ in thousands)	Balance Sheet Location	November 30, 2022	February 28, 2022
Operating lease liability - current	Current portion of operating lease obligations	$8,093	$7,652
Operating lease liability	Operating lease obligations	17,462	21,202
Finance lease liability - current	Current portion of finance lease obligations	2,002	2,307
Finance lease liability	Finance lease obligations	—	1,950
Total lease liabilities		$27,557	$33,111

Lease Cost and Cash Flows

The following table summarizes our total lease cost:

	Three Months Ended November 30,		Nine Months Ended November 30,
($ in thousands)	2022	2021	2022	2021
Finance lease cost:
Amortization of right-of-use asset	$508	$717	$1,686	$2,308
Interest on lease liability	35	79	161	496
Finance lease cost	543	796	1,847	2,804
Operating lease cost:
Operating lease cost	2,239	1,008	5,505	3,500
Variable lease cost	510	2,022	3,810	4,001
Sublease income	(46)	(189)	(482)	(722)
Operating net lease cost	2,703	2,841	8,833	6,779
Total net lease cost	$3,246	$3,637	$10,680	$9,583

Short-term lease expense was immaterial for the three and nine months ended November 30, 2022. There was no short-term lease expense for the three and nine months ended November 30, 2021.

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended November 30,
($ in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$7,365	$5,272

The following table presents the weighted-average remaining lease terms and discount rates of our leases:

	Nine Months Ended November 30,
	2022	2021
Weighted-average remaining lease term (in years):
Finance lease	0.69	1.58
Operating lease	3.77	4.29
Weighted-average discount rate:
Finance lease	9.20%	9.20%
Operating lease	5.43%	4.40%

Lease Liability Maturity Analysis

The following table reflects the undiscounted future cash flows utilized in the calculation of the lease liabilities as of November 30, 2022:

($ in thousands)	Operating Leases	Finance Leases
December 2022 - February 2023	$2,561	$74
2024	8,897	2,014
2025	6,951	—
2026	4,370	—
2027	3,026	—
Thereafter	2,475	—
Total	28,280	2,088
Less: Present value discount	(2,725)	(86)
Lease liabilities	$25,555	$2,002

26. Income Taxes

We calculate the provision for income taxes during interim periods by applying an estimate of the forecasted annual effective tax rate for the full fiscal year to "ordinary" income or loss (pretax income or loss excluding discrete items) for the reporting period. Our provision for income taxes was a benefit of $7.9 million, or 331.8%, for the three months ended November 30, 2022 compared to a benefit of $10.8 million, or 14.3%, for the three months ended November 30, 2021. Our provision for income taxes for the nine months ended November 30, 2022 was a benefit of $130.0 million, or 23.8%, compared to a benefit of $3.4 million, or 1.3%, for the nine months ended November 30, 2021.

The loss before income taxes of $2.4 million and $546.7 million for the three and nine months ended November 30, 2022, respectfully, resulted in a $7.9 million and $130.0 million income tax benefit, respectively. These benefits primarily resulted from the goodwill impairment taken in the second fiscal quarter of 2023. Additionally, the increase in the tax benefit was due to changes in the impact of book income and losses of affiliates on the carrying amount of our partnership investment and changes in the mark-to-market gains and losses on certain contingent liabilities offset by changes in book losses in certain jurisdictions for which no benefit can be recognized.

As of November 30, 2022 and February 28, 2022, total gross unrecognized tax benefits were $2.6 million. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of November 30, 2022 and February 28, 2022, the total amount of gross interest and penalties accrued was less than $0.1 million which is classified as other noncurrent liabilities in the Condensed Consolidated Balance Sheets.

Inflation Reduction Act of 2022

On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022, which, among other things, implements a 15% minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases and several tax incentives to promote clean energy. The alternative minimum tax is effective for taxable years beginning after December 31, 2022 and the excise tax applies to stock repurchases after December 31, 2022. The alternative minimum tax would not be applicable in our next fiscal year as it is based on a three-year average annual adjusted financial statement income in excess of $1 billion. We will evaluate any impact related to the excise tax on net stock repurchases based on our relative activity.

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

28. Supplemental Cash Flow Information

Supplemental cash flow information and non-cash investing and financing activities are as follows:

	Nine Months Ended November 30,
(In thousands)	2022	2021
Supplemental cash flow information - Cash paid for:
Interest	$29,325	$18,461
Income taxes	7,669	2,890
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	263	2,376
Right-of-use assets obtained in exchange for operating lease obligations	2,559	25,825
Shares withheld for taxes on vesting of restricted stock	1,593	—
Conversion of Common Units to Class A Common Stock	1,809	41,727
Conversion of Series B1 common stock to Class A Common Stock	—	175,000
Business Combination purchase price adjustment	—	2,965
Issuance of common stock for BluJay Acquisition	—	730,854
Deferred taxes related to issuance of common stock for BluJay Acquisition	—	36,805

29. Subsequent Events

On January 9, 2023, we repaid the outstanding $10.0 million balance on our 2021 Revolving Credit Facility. After this repayment, our available borrowing capacity under the 2021 Revolving Credit Facility is $155.0 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This item contains a discussion of our business, including a general overview of our business, results of operations, liquidity and capital resources as well as quantitative and qualitative disclosures about market risk.

The following discussion should be read in conjunction with Part II, Item 7., Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2022 Form 10-K and the unaudited condensed financial statements and related notes beginning on page 5. This Item 2 contains "forward looking" statements that involve risks and uncertainties. See Forward-Looking Statements at the beginning of this Quarterly Report.

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

Recent Events

On March 2, 2022, E2open, LLC acquired Logistyx for a purchase price of $185 million, with an estimated fair value of $183.4 million, including $90 million paid in cash at closing. An additional $95 million was paid in two installments on May 31, 2022 and September 1, 2022. We had the option to finance the remaining payments, at our discretion, through cash or a combination of cash and Class A Common Stock. The May 31, 2022 payment of $37.4 million was paid in cash. On September 1, 2022, E2open, LLC made a cash payment of $54.0 million to Logistyx as the final installment payment for the Logistyx Acquisition which reflected a working capital adjustment of $3.6 million. The Logistyx sellers disputed the working capital adjustment pursuant to the terms of the Membership Interest Purchase Agreement. During October 2022, the parties agreed to a working capital adjustment of $2.6 million with the additional payment for working capital made to Logistyx on December 5, 2022.

During the second quarter of fiscal 2023, the market price of our Class A Common Stock and market capitalization declined significantly. This decline resulted in a triggering event, as such an interim goodwill impairment assessment was performed. We calculated the fair value of E2open under three different methods: discounted cash flow method, guideline public company method and guideline transaction method. The discounted cash flow method was based on the present value of estimated future cash flows which were based on management's estimates of revenue growth rates and net operating income margins, taking into consideration market and industry conditions. Under the guideline public company method, the fair value was based on forward-looking earnings multiples derived from comparable publicly traded companies with similar market position and size. Under the guideline transaction method, the fair value was based on pricing multiples derived from recently sold companies with similar characteristics to ours. The three approaches generated similar results and indicated that the fair value of E2open's equity and goodwill was less than its carrying amount. Therefore, in the second quarter of fiscal 2023, we recognized an impairment charge of $514.8 million to goodwill. See Note 7, Goodwill to the Notes to the Unaudited Condensed Consolidated Financial Statements.

Results of Operations

The following table is our Unaudited Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended November 30,		Nine Months Ended November 30,
($ in thousands)	2022	2021	2022	2021
Revenue	$164,893	$137,002	$485,950	$281,408
Cost of revenue	(80,750)	(72,786)	(242,682)	(150,496)
Total gross profit	84,143	64,216	243,268	130,912

Operating Expenses
Research and development	24,939	25,000	73,088	56,909
Sales and marketing	20,448	18,101	67,348	41,789
General and administrative	23,073	22,871	66,774	49,989
Acquisition-related expenses	1,969	33,216	14,313	50,168
Amortization of acquired intangible assets	19,965	19,470	62,523	26,843
Goodwill impairment	—	—	514,816	—
Total operating expenses	90,394	118,658	798,862	225,698
Loss from operations	(6,251)	(54,442)	(555,594)	(94,786)
Interest and other expense, net	(21,270)	(10,769)	(54,732)	(22,004)
Gain (loss) from change in tax receivable agreement liability	2,697	(1,470)	9,089	(4,606)
Gain (loss) from change in fair value of warrant liability	16,150	(7,232)	36,764	(48,448)
Gain (loss) from change in fair value of contingent consideration	6,300	(1,140)	17,760	(91,180)
Total other income (expenses)	3,877	(20,611)	8,881	(166,238)
Loss before income tax provision	(2,374)	(75,053)	(546,713)	(261,024)
Income tax benefit	7,877	10,764	130,010	3,392
Net income (loss)	5,503	(64,289)	(416,703)	(257,632)
Less: Net income (loss) attributable to noncontrolling interest	698	(5,072)	(41,464)	(35,640)
Net income (loss) attributable to E2open Parent Holdings, Inc.	$4,805	$(59,217)	$(375,239)	$(221,992)
Net income (loss) attributable to E2open Parent Holdings, Inc. Class A common stockholders per share:
Basic	$0.02	$(0.19)	$(1.24)	$(0.98)
Diluted	$0.02	$(0.19)	$(1.24)	$(0.98)
Weighted-average common shares outstanding:
Basic	302,201	308,132	301,822	227,186
Diluted	302,359	308,132	301,822	227,186

In the discussion of our results of operations, we may quantitatively disclose the impact of our acquired products and services to the extent they remain ascertainable. Revenue and expense contributions from our acquisitions for the respective period comparisons generally were not separately identifiable due to our strategy of rapid integration of these businesses into our existing operations.

Three Months Ended November 30, 2022 compared to Three Months Ended November 30, 2021

Revenue

	Three Months Ended November 30,
($ in thousands)	2022	2021	$ Change	% Change
Revenue:
Subscriptions	$134,884	$106,969	$27,915	26%
Professional services and other	30,009	30,033	(24)	0%
Total revenue	$164,893	$137,002	$27,891	20%
Percentage of revenue:
Subscriptions	82%	78%
Professional services and other	18%	22%
Total	100%	100%

Subscriptions revenue was $134.9 million for the three months ended November 30, 2022, a $27.9 million, or 26%, increase compared to subscriptions revenue of $107.0 million for the three months ended November 30, 2021. The increase in subscriptions revenue was primarily due to the Logistyx Acquisition and new organic subscription sales predominantly driven by increases in products utilized across our current client portfolio, as well as the $10.4 million amortization of the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination in the third quarter of fiscal 2022. With the early adoption of ASU 2021-08, a fair value adjustment to deferred revenue for the BluJay and Logistyx acquisitions was not recorded; therefore, amortization of the fair value adjustment to deferred revenue similar to the Business Combination adjustment did not occur for the BluJay and Logistyx acquisitions.

Professional services and other revenue was flat between periods at $30.0 million for the three months ended November 30, 2022 and 2021. The increase in professional services and other revenue was a result of the Logistyx Acquisition offset by lower revenue driven by our strategic focus on system integrator partnership initiatives, incremental data subscription sales and macroeconomic impact from the technology sector.

Our subscriptions revenue as a percentage of total revenue increased to 82% for the third quarter of fiscal 2023 compared to 78% for the third quarter of fiscal 2022. The third quarter of fiscal 2022 included $10.4 million amortization related to the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination, reducing subscription revenue as a percentage of total revenue for that period.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended November 30,
($ in thousands)	2022	2021	$ Change	% Change
Cost of revenue:
Subscriptions	$35,931	$30,163	$5,768	19%
Professional services and other	20,417	17,587	2,830	16%
Amortization of acquired intangible assets	24,402	25,036	(634)	-3%
Total cost of revenue	$80,750	$72,786	$7,964	11%

Gross profit:
Subscriptions	$74,551	$51,771	$22,780	44%
Professional services and other	9,592	12,445	(2,853)	-23%
Total gross profit	$84,143	$64,216	$19,927	31%

Gross margin:
Subscriptions	55%	48%
Professional services and other	32%	41%
Total gross margin	51%	47%

Cost of subscriptions was $35.9 million for the three months ended November 30, 2022, a $5.8 million, or 19%, increase compared to $30.2 million for the three months ended November 30, 2021. This increase was primarily driven by a $3.9 million increase in software and hosting costs, predominately related to the Logistyx Acquisition.

Cost of professional services and other revenue was $20.4 million for the three months ended November 30, 2022, a $2.8 million, or 16%, increase compared to $17.6 million for the three months ended November 30, 2021. Personnel costs such as salaries increased $1.1 million, primarily due to the Logistyx Acquisition in March 2022. Additionally, consulting expenses increased $2.3 million when compared to the prior year, primarily driven by our investment in strategic system integrator partnership initiatives.

Amortization of acquired intangible assets was $24.4 million for the three months ended November 30, 2022, a $0.6 million, or 3%, decrease compared to $25.0 million for the three months ended November 30, 2021, driven primarily by the Logistyx Acquisition in March 2022.

Our subscriptions gross margin was 55% for the third quarter of fiscal 2023 compared to 48% for the third quarter of fiscal 2022 primarily due to the $10.4 million amortization of the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination in fiscal 2022 offset by the additional revenue from the Logistyx Acquisition in fiscal 2023. With the early adoption of ASU 2021-08, the BluJay and Logistyx deferred revenue was recorded under ASC 606 and not at fair value at the acquisition date; therefore, amortization of the fair value adjustment to deferred revenue similar to the Business Combination adjustment did not occur for the BluJay or Logistyx acquisitions.

Our professional services gross margin was down for the third quarter of fiscal 2023 at 32% compared to 41% in the third quarter of fiscal 2022 primarily due to our investment in strategic system integrator partnership initiatives.

Research and Development

	Three Months Ended November 30,
($ in thousands)	2022	2021	$ Change	% Change
Research and development	$24,939	$25,000	$(61)	0%
Percentage of revenue	15%	18%

Research and development expenses were $24.9 million for the three months ended November 30, 2022, a $0.1 million decrease compared to $25.0 million in the prior year. The decrease was primarily due to a $2.7 million decrease in incentive compensation, partially offset by a $1.1 million increase in depreciation expense as compared to the prior year period.

Sales and Marketing

	Three Months Ended November 30,
($ in thousands)	2022	2021	$ Change	% Change
Sales and marketing	$20,448	$18,101	$2,347	13%
Percentage of revenue	12%	13%

Sales and marketing expenses were $20.4 million for the three months ended November 30, 2022, a $2.3 million, or 13%, increase compared to $18.1 million in the prior year. The increase was primarily driven by a $1.8 million increase in digital and social marketing related to the launch of our new website, company store and new brand.

General and Administrative

	Three Months Ended November 30,
($ in thousands)	2022	2021	$ Change	% Change
General and administrative	$23,073	$22,871	$202	1%
Percentage of revenue	14%	17%

General and administrative expenses were $23.1 million for the three months ended November 30, 2022, a $0.2 million increase compared to $22.9 million in the prior year. During the third quarter of fiscal 2023, we incurred a $1.8 million impairment on our operating lease ROU assets and leasehold improvements due to vacating locations with the intent to sublease them. This increase was partially offset by a $1.5 million decrease in personnel costs such as salaries and incentive compensation compared to the prior year period and $1.1 million decrease due to the BluJay Acquisition in September 2021.

Other Operating Expenses

	Three Months Ended November 30,
($ in thousands)	2022	2021	$ Change	% Change
Acquisition and other related expenses	$1,969	$33,216	$(31,247)	-94%
Amortization of acquired intangible assets	19,965	19,470	495	3%
Total other operating expenses	$21,934	$52,686	$(30,752)	-58%

Acquisition and other related expenses were $2.0 million for the three months ended November 30, 2022, a $31.2 million decrease compared to $33.2 million for the three months ended November 30, 2021. The decrease was mainly related to legal and consulting expenses associated with the BluJay Acquisition in fiscal 2022.

Amortization of acquired intangible assets were $20.0 million for the three months ended November 30, 2022, a $0.5 million, or 3%, increase, compared to $19.5 million for the three months ended November 30, 2021. The increase was due to the Logistyx Acquisition in March 2022.

Goodwill Impairment

We did not incur a goodwill impairment charge during the third quarter of fiscal 2023 or 2022.

Interest and Other Expense, Net

	Three Months Ended November 30,
($ in thousands)	2022	2021	$ Change	% Change
Interest and other expense, net	$(21,270)	$(10,769)	$(10,501)	98%

Interest and other expense, net was $21.3 million for the three months ended November 30, 2022, a $10.5 million increase compared to $10.8 million in the prior year. The increase was primarily driven by the additional term loans used for the BluJay Acquisition in September 2021 and Logistyx Acquisition in March 2022, as well as higher interest rates in fiscal 2023.

Gain (Loss) from Change in Tax Receivable Agreement

	Three Months Ended November 30,
($ in thousands)	2022	2021	$ Change	% Change
Gain (loss) from change in tax receivable agreement liability	$2,697	$(1,470)	$4,167	nm

During the three months ended November 30, 2022, we recorded a gain of $2.7 million related to the change in the fair value of the tax receivable agreement liability, including interest, compared to a $1.5 million expense during the three months ended November 30, 2021. Pursuant to ASC 805, Business Combination and relevant tax law, we calculated the fair value of the tax receivable agreement payments and identified the timing of the utilization of the tax attributes. The tax receivable agreement liability, related to exchanges as of the Business Combination date, is revalued at the end of each reporting period with the gain or loss as well as the associated interest reflected in gain (loss) from change in tax receivable agreement liability in the Unaudited Condensed Consolidated Statements of Operations in the period in which the event occurred.

In addition, under ASC 450, transactions with partnership unit holders after the acquisition date will result in additional Tax Receivable Agreement liabilities that are recorded on a gross undiscounted basis. During the three months ended November 30, 2022 and 2021, the Tax Receivable Agreement liability under ASC 450 increased by $0.4 million and $3.1 million, respectively.

Gain (Loss) from Change in Fair Value of Warrant Liability

	Three Months Ended November 30,
($ in thousands)	2022	2021	$ Change	% Change
Gain (loss) from change in fair value of warrant liability	$16,150	$(7,232)	$23,382	nm

We recorded a gain of $16.2 million during the three months ended November 30, 2022, a $23.4 million increase compared to a loss of $7.2 million in the prior year for the change in fair value on the revaluation of our warrant liability associated with our public, private placement and forward purchase warrants. We are required to revalue the warrants at the end of each reporting period and reflect in the Unaudited Condensed Consolidated Statements of Operations a gain or loss from the change in fair value of the warrant liability in the period in which the change occurred.

Gain (Loss) from Change in Fair Value of Contingent Consideration

	Three Months Ended November 30,
($ in thousands)	2022	2021	$ Change	% Change
Gain (loss) from change in fair value of contingent consideration	$6,300	$(1,140)	$7,440	nm

We recorded a gain of $6.3 million during the three months ended November 30, 2022, a $7.4 million increase compared to a loss of $1.1 million in the prior year for the change in fair value on the revaluation of our contingent consideration associated with our restricted B-2 common stock and Series 2 RCUs. We are required to revalue the contingent consideration at the end of each reporting period or upon conversion and reflect in the Unaudited Condensed Consolidated Statements of Operations a gain or loss from the change in fair value of the contingent consideration in the period in which the change occurred.

Provision for Income Taxes

	Three Months Ended November 30,
($ in thousands)	2022	2021	$ Change	% Change
Loss before income taxes	$(2,374)	$(75,053)	$72,679	-97%
Income tax benefit	7,877	10,764	(2,887)	-27%

Loss before income taxes was $2.4 million for the three months ended November 30, 2022, a $72.7 million decrease compared to $75.1 million for the three months ended November 30, 2021. The decrease in the loss was primarily related to a $19.9 million higher gross profit due to the Logistyx Acquisition and a decrease in the amortization of the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination as well as a $31.2 million reduction in acquisition and other related expenses due to the BluJay Acquisition in September 2021. Additionally, there was a $23.4 million increase in the gain associated with the change in the fair value of the warrant liability and a $7.4 million increase in the gain associated with the fair value adjustments for the fair contingent consideration liability related to the restricted Series B-2 common stock and Series 2 RCUs when compared to the prior year. These gains were partially offset by $10.5 million of higher interest expense.

Income tax benefit was $7.9 million, or 331.8%, for the three months ended November 30, 2022 compared to $10.8 million, or 14.3%, for the three months ended November 30, 2021. The change in our effective tax rate between periods was due to changes in the impact of book income and losses of affiliates on the carrying amount of our partnership investment, year-over-year changes in book losses in certain jurisdictions for which no benefit can be recognized and changes in the mark-to-market gains and losses on certain contingent liabilities. For the three months ended November 30, 2021, in accordance with ASC 740-20-45-11, we accounted for the tax effect of the step-up in income tax basis related to transactions with or among shareholders and recognized a deferred tax asset and corresponding increase in stockholders' equity of $36.8 million.

Nine Months Ended November 30, 2022 compared to Nine Months Ended November 30, 2021

Revenue

	Nine Months Ended November 30,
($ in thousands)	2022	2021	$ Change	% Change
Revenue:
Subscriptions	$396,052	$219,728	$176,324	80%
Professional services and other	89,898	61,680	28,218	46%
Total revenue	$485,950	$281,408	$204,542	73%
Percentage of revenue:
Subscriptions	82%	78%
Professional services and other	18%	22%
Total	100%	100%

Subscriptions revenue was $396.1 million for the nine months ended November 30, 2022, a $176.3 million, or 80%, increase compared to subscriptions revenue of $219.7 million for the nine months ended November 30, 2021. The increase in subscriptions revenue was primarily due to the BluJay Acquisition, Logistyx Acquisition and new organic subscription sales predominantly driven by increases in products utilized across our current client portfolio, as well as the $47.1 million amortization of the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination in the first nine months of fiscal 2022. With the early adoption of ASU 2021-08, a fair value adjustment to deferred revenue for the BluJay and Logistyx acquisitions was not recorded; therefore, amortization of the fair value adjustment to deferred revenue similar to the Business Combination adjustment did not occur for the BluJay and Logistyx acquisitions.

Professional services and other revenue was $89.9 million for the nine months ended November 30, 2022, a $28.2 million, or 46%, increase compared to $61.7 million for the nine months ended November 30, 2021. The increase was primarily related to the BluJay Acquisition and Logistyx Acquisition.

Our subscriptions revenue as a percentage of total revenue increased to 82% for the first nine months of fiscal 2023 compared to 78% for the first nine months of fiscal 2022. The first nine months of fiscal 2022 included $47.1 million amortization related to the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination, reducing subscription revenue as a percentage of total revenue for that period.

Cost of Revenue, Gross Profit and Gross Margin

	Nine Months Ended November 30,
($ in thousands)	2022	2021	$ Change	% Change
Cost of revenue:
Subscriptions	$105,367	$62,917	$42,450	67%
Professional services and other	63,446	38,694	24,752	64%
Amortization of acquired intangible assets	73,869	48,885	24,984	51%
Total cost of revenue	$242,682	$150,496	$92,186	61%

Gross profit:
Subscriptions	$216,816	$107,927	$108,889	nm
Professional services and other	26,452	22,985	3,467	15%
Total gross profit	$243,268	$130,912	$112,356	86%

Gross margin:
Subscriptions	55%	49%
Professional services and other	29%	37%
Total gross margin	50%	47%

Cost of subscriptions was $105.4 million for the nine months ended November 30, 2022, a $42.5 million, or 67%, increase compared to $62.9 million for the nine months ended November 30, 2021. This increase was primarily driven by $28.3 million related to the BluJay and Logistyx acquisitions and an increase in personnel costs for items such as salaries and incentive compensation. Additionally, there was an increase of $13.9 million for software and hosting costs. Most of this increase related to the BluJay and Logistyx acquisitions.

Cost of professional services and other revenue was $63.4 million for the nine months ended November 30, 2022, a $24.8 million, or 64%, increase compared to $38.7 million for the nine months ended November 30, 2021. The BluJay Acquisition in fiscal 2022, Logistyx Acquisition in fiscal 2023, increased personnel costs such as salaries and incentive compensation, our investment in strategic system integrator partnership initiatives and increased travel accounted for $24.1 million of the increase in the cost of professional services and other revenue.

Amortization of acquired intangible assets was $73.9 million for the nine months ended November 30, 2022, a $25.0 million, or 51%, increase compared to $48.9 million for the nine months ended November 30, 2021, driven by the BluJay Acquisition in September 2021 and Logistyx Acquisition in March 2022.

Our subscriptions gross margin was 55% for the first nine months of fiscal 2023 as compared to 49% for the first nine months of fiscal 2022 primarily due to the amortization of the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination offset by the additional revenue from the BluJay and Logistyx acquisitions in fiscal 2023. With the early adoption of ASU 2021-08, the BluJay and Logistyx deferred revenue was recorded under ASC 606 and not at fair value at the acquisition date; therefore, amortization of the fair value adjustment to deferred revenue similar to the Business Combination adjustment did not occur for the BluJay or Logistyx acquisitions.

Our professional services gross margin was down to 29% for the first nine months of fiscal 2023 compared to 37% for the first nine months of fiscal 2022 primarily due to our investment in strategic system integrator partnership initiatives.

Research and Development

	Nine Months Ended November 30,
($ in thousands)	2022	2021	$ Change	% Change
Research and development	$73,088	$56,909	$16,179	28%
Percentage of revenue	15%	20%

Research and development expenses were $73.1 million for the nine months ended November 30, 2022, a $16.2 million, or 28%, increase compared to $56.9 million in the prior year. The increase was primarily due to $13.6 million related to the BluJay and Logistyx acquisitions as well as major strategic partnership initiatives around product development efforts during fiscal year 2023, which resulted in net increased personnel costs such as salaries and incentive compensation and consulting expenses as compared to the prior year period. Additionally, there was an increase of $1.0 million for software and hosting costs.

Sales and Marketing

	Nine Months Ended November 30,
($ in thousands)	2022	2021	$ Change	% Change
Sales and marketing	$67,348	$41,789	$25,559	61%
Percentage of revenue	14%	15%

Sales and marketing expenses were $67.3 million for the nine months ended November 30, 2022, a $25.6 million, or 61%, increase compared to $41.8 million in the prior year. The increase was primarily driven by a $21.8 million increase due to the BluJay Acquisition in fiscal 2022 and Logistyx Acquisition in fiscal 2023 as well as additional expenses associated with our new corporate branding, digital and social marketing related to the launch of our new brand and website, company store and integrated marketing experience as well as hiring additional marketing resources. Additionally, there was an increase of $1.6 million for travel and entertainment and $1.1 million in share-based compensation.

General and Administrative

	Nine Months Ended November 30,
($ in thousands)	2022	2021	$ Change	% Change
General and administrative	$66,774	$49,989	$16,785	34%
Percentage of revenue	14%	18%

General and administrative expenses were $66.8 million for the nine months ended November 30, 2022, a $16.8 million, or 34%, increase compared to $50.0 million in the prior year. The increase was primarily attributable to $8.4 million related to the BluJay and Logistyx acquisitions. Additionally, there was an increase of $2.7 million for share-based compensation. During fiscal 2023, we incurred a $4.1 million impairment on our operating lease ROU assets and leasehold improvements due to vacating locations with the intent to sublease them.

Other Operating Expenses

	Nine Months Ended November 30,
($ in thousands)	2022	2021	$ Change	% Change
Acquisition and other related expenses	$14,313	$50,168	$(35,855)	-71%
Amortization of acquired intangible assets	62,523	26,843	35,680	nm
Total other operating expenses	$76,836	$77,011	$(175)	0%

Acquisition and other related expenses were $14.3 million for the nine months ended November 30, 2022, a $35.9 million, or 71%, decrease compared to $50.2 million for the nine months ended November 30, 2021. The decrease was mainly related to legal and consulting expenses associated with the Logistyx Acquisition in fiscal 2023 and BluJay Acquisition in fiscal 2022.

Amortization of acquired intangible assets was $62.5 million for the nine months ended November 30, 2022, a $35.7 million increase, compared to $26.8 million for the nine months ended November 30, 2021. The increase was a result of the BluJay Acquisition in September 2021 and Logistyx Acquisition in March 2022.

Goodwill Impairment

As indicated above, the market price of our Class A Common Stock and market capitalization declined significantly during the second quarter of fiscal 2023. This decline resulted in us determining that a triggering event occurred and an interim goodwill impairment assessment was performed. The result of the impairment assessment was the realization of a $514.8 million impairment charge. We did not have an impairment charge in the prior year.

Interest and Other Expense, Net

	Nine Months Ended November 30,
($ in thousands)	2022	2021	$ Change	% Change
Interest and other expense, net	$(54,732)	$(22,004)	$(32,728)	nm

Interest and other expense, net was $54.7 million for the nine months ended November 30, 2022, a $32.7 million increase compared to $22.0 million in the prior year. The increase was primarily driven by the additional term loans used for the BluJay Acquisition in September 2021 and Logistyx Acquisition in March 2022, as well as higher interest rates in fiscal 2023.

Gain (Loss) from Change in Tax Receivable Agreement

	Nine Months Ended November 30,
($ in thousands)	2022	2021	$ Change	% Change
Gain (loss) from change in tax receivable agreement liability	$9,089	$(4,606)	$13,695	nm

During the nine months ended November 30, 2022, we recorded a gain of $9.1 million related to the change in the fair value of the tax receivable agreement liability, including interest, compared to a $4.6 million expense during the nine months ended November 30, 2021. Pursuant to ASC 805, Business Combination and relevant tax law, we calculated the fair value of the tax receivable agreement payments and identified the timing of the utilization of the tax attributes. The tax receivable agreement liability, related to exchanges as of the Business Combination date, is revalued at the end of each reporting period with the gain or loss as well as the associated interest reflected in gain (loss) from change in tax receivable agreement liability in the Unaudited Condensed Consolidated Statements of Operations in the period in which the event occurred.

In addition, under ASC 450, transactions with partnership unit holders after the acquisition date will result in additional Tax Receivable Agreement liabilities that are recorded on a gross undiscounted basis. During the nine months ended November 30, 2022 and 2021, the Tax Receivable Agreement liability under ASC 450 increased by $0.7 million and $13.2 million, respectively.

Gain (Loss) from Change in Fair Value of Warrant Liability

	Nine Months Ended November 30,
($ in thousands)	2022	2021	$ Change	% Change
Gain (loss) from change in fair value of warrant liability	$36,764	$(48,448)	$85,212	nm

We recorded a gain of $36.8 million during the nine months ended November 30, 2022, a $85.2 million increase compared to a loss of $48.4 million in the prior year for the change in fair value on the revaluation of our warrant liability associated with our public, private placement and forward purchase warrants. We are required to revalue the warrants at the end of each reporting period and reflect in the Unaudited Condensed Consolidated Statements of Operations a gain or loss from the change in fair value of the warrant liability in the period in which the change occurred.

Gain (Loss) from Change in Fair Value of Contingent Consideration

	Nine Months Ended November 30,
($ in thousands)	2022	2021	$ Change	% Change
Gain (loss) from change in fair value of contingent consideration	$17,760	$(91,180)	$108,940	nm

We recorded a gain of $17.8 million during the nine months ended November 30, 2022, a $108.9 million increase compared to a loss of $91.2 million in the prior year for the change in fair value on the revaluation of our contingent consideration associated with our restricted B-2 common stock and Series 2 RCUs. We are required to revalue the contingent consideration at the end of each reporting period or upon conversion and reflect in the Unaudited Condensed Consolidated Statements of Operations a gain or loss from the change in fair value of the contingent consideration in the period in which the change occurred.

Provision for Income Taxes

	Nine Months Ended November 30,
($ in thousands)	2022	2021	$ Change	% Change
Loss before income taxes	$(546,713)	$(261,024)	$(285,689)	nm
Income tax benefit	130,010	3,392	126,618	nm

Loss before income taxes was $546.7 million for the nine months ended November 30, 2022, a $285.7 million increase compared to $261.0 million for the nine months ended November 30, 2021. This increase in the loss was primarily related to the $514.8 million impairment on goodwill taken in the second quarter of fiscal 2023. The remaining increase was related to $58.3 million of higher operating expenses, $32.7 million of higher interest expense and a $35.7 million increase in the amortization of the intangible assets when compared to the prior year. These expenses were partially offset by a $112.4 million higher gross profit due to the BluJay and Logistyx acquisitions along with a decrease in the amortization of the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination of $47.1 million. Additionally, there was a $85.2 million gain on the change in the fair value adjustments for the warrant liability and a $108.9 million gain associated with the fair value adjustments for the contingent consideration liability related to the restricted Series B-2 common stock and Series 2 RCUs when compared to the prior year.

Income tax benefit was $130.0 million, or 23.8%, for the nine months ended November 30, 2022 compared to $3.4 million, or 1.3%, for the nine months ended November 30, 2021. The change in our effective tax rate between periods was primarily due to the reduction in our deferred tax liability as a result of the goodwill impairment, year-over-year changes in book losses in certain jurisdictions for which no benefit can be recognized, changes in the impact of book income and losses of affiliates on the carrying amount of our partnership investment, and changes in the mark-to-market gains and losses on certain contingent liabilities.

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

We calculate and define Non-GAAP revenue and Non-GAAP subscriptions revenue as revenue excluding the impact of the deferred revenue fair value adjustment related to the purchase price allocation in the Business Combination. We calculate and define Non-GAAP gross profit as gross profit excluding amortization of the deferred revenue fair value adjustment, depreciation and amortization, share-based compensation and certain other non-cash and non-recurring items. We define and calculate EBITDA as net income or losses excluding interest income or expense, income tax expense or benefit, depreciation and amortization and Adjusted EBITDA as further adjusted for the following items: amortization of the deferred revenue fair value adjustment, goodwill impairment charge, right-of-use assets charge, transaction-related costs, gain (loss) from change in the tax receivable agreement liability, (gain) loss from changes in the fair value of the warrant liability and contingent consideration, share-based compensation and certain other non-cash and non-recurring items as described in the reconciliation below. We also report Non-GAAP gross profit and Adjusted EBITDA as a percentage of Non-GAAP revenue as additional measures to evaluate financial performance.

We include these non-GAAP financial measures because they are used by management to evaluate our core operating performance and trends and to make strategic decisions regarding the allocation of capital and new investments. These non-GAAP measures exclude certain expenses that are required in accordance with U.S. GAAP because they are non-recurring (for example, in the case of transaction-related costs, goodwill impairment charge, right-of-use assets charge and amortization of the deferred revenue fair value adjustment), non-cash (for example, in the case of depreciation, amortization, gain (loss) from change in the tax receivable agreement liability, (gain) loss from changes in the fair value of the warrant liability and contingent consideration, share-based compensation and amortization of the deferred revenue fair value adjustment) or are not related to our underlying business performance (for example, in the case of interest income and expense). There are limitations to non-GAAP financial measures because they exclude charges and credits that are required to be included in the U.S. GAAP financial presentation. The items excluded from U.S. GAAP financial measures such as net income or loss to arrive at non-GAAP financial measures are significant components for understanding and assessing our financial performance. As a result, non-GAAP financial measures should be considered together with, and not alternatives to, financial measures prepared in accordance with U.S. GAAP.

The table below presents our Non-GAAP revenue reconciled to our reported revenue, the closest U.S. GAAP measure, for the periods indicated:

	Three Months Ended November 30,		Nine Months Ended November 30,
($ in thousands)	2022	2021	2022	2021
Subscriptions revenue	$134,884	$106,969	$396,052	$219,728
Business Combination adjustment (1)	—	10,394	—	47,099
Non-GAAP subscriptions revenue	134,884	117,363	396,052	266,827
Professional services and other revenue	30,009	30,033	89,898	61,680
Non-GAAP revenue	$164,893	$147,396	$485,950	$328,507

(1)
Includes the amortization of the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination. As of February 28, 2022, the remaining balance of the deferred revenue purchase price adjustment was $0.5 million which results in an immaterial quarterly amortized amount reported in the Unaudited Condensed Consolidated Statements of Operations; therefore, an amount will not be presented for fiscal 2023.

The table below presents our Non-GAAP gross profit reconciled to our reported gross profit, the closest U.S. GAAP measure, for the periods indicated:

	Three Months Ended November 30,		Nine Months Ended November 30,
($ in thousands)	2022	2021	2022	2021
Gross profit
Reported gross profit	$84,143	$64,216	$243,268	$130,912
Business Combination adjustment (1)	—	10,394	—	47,099
Depreciation and amortization	28,388	27,771	85,447	56,823
Non-recurring/non-operating costs (2)	513	506	2,115	1,090
Share-based compensation (3)	542	482	862	1,012
Non-GAAP gross profit	$113,586	$103,369	$331,692	$236,936
Gross margin	51.0%	46.9%	50.1%	46.5%
Non-GAAP gross margin	68.9%	70.1%	68.3%	72.1%

(1)
Includes the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination. As of February 28, 2022, the remaining balance of the deferred revenue purchase price adjustment was $0.5 million which results in an immaterial quarterly amortized amount reported in the Unaudited Condensed Consolidated Statements of Operations; therefore, an amount will not be presented for fiscal 2023.
(2)
Primarily includes other non-recurring expenses such as systems integrations and consulting and advisory fees.
(3)
Reflects non-cash, long-term share-based compensation expense, primarily related to senior management.

The table below presents our Adjusted EBITDA reconciled to our net income (loss), the closest U.S. GAAP measure, for the periods indicated:

	Three Months Ended November 30,		Nine Months Ended November 30,
($ in thousands)	2022	2021	2022	2021
Net income (loss)	$5,503	$(64,289)	$(416,703)	$(257,632)
Adjustments:
Interest expense, net	19,509	9,981	52,411	22,161
Income tax benefit	(7,877)	(10,764)	(130,010)	(3,392)
Depreciation and amortization	52,451	50,496	159,831	91,496
EBITDA	69,586	(14,576)	(334,471)	(147,367)
EBITDA Margin	42.2%	-10.6%	-68.8%	-52.4%
Business Combination adjustment (1)	—	10,394	—	47,099
Goodwill impairment charge (2)	—	—	514,816	—
Right-of-use assets impairment charge (3)	1,761	—	4,137	—
Acquisition-related adjustments (4)	1,969	33,216	14,313	50,168
Gain (loss) from change in tax receivable agreement liability (5)	(2,697)	1,470	(9,089)	4,606
(Gain) loss from change in fair value of warrant liability (6)	(16,150)	7,232	(36,764)	48,448
(Gain) loss from change in fair value of contingent consideration (7)	(6,300)	1,140	(17,760)	91,180
Non-recurring/non-operating costs (8)	3,189	2,987	7,563	5,486
Share-based compensation (9)	4,797	4,027	13,157	8,961
Adjusted EBITDA	$56,155	$45,890	$155,902	$108,581
Adjusted EBITDA Margin	34.1%	31.1%	32.1%	33.1%

(1)
Includes the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination. As of February 28, 2022, the remaining balance of the deferred revenue purchase price adjustment was $0.5 million which results in an immaterial quarterly amortized amount reported in the Unaudited Condensed Consolidated Statements of Operations; therefore, an amount will not be presented for fiscal 2023.
(2)
Represents the goodwill impairment taken in the second quarter of fiscal 2023.
(3)
Represents the impairment on our operating lease ROU assets and leasehold improvements due to vacating certain facilities.
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
(8)
Primarily includes non-recurring expenses such as systems integrations, legal entity rationalization and consulting and advisory fees. In addition, the fiscal 2023 includes $0.8 million for executive severance.
(9)
Reflects non-cash, long-term share-based compensation expense, primarily related to senior management. For the three months ended November 30, 2022 and 2021, share-based compensation included less than $0.1 million expense attributable to certain unit-based awards in connection with the Amber Road, Inc. acquisition in 2019. For the nine months ended November 30, 2022 and 2021, share-based compensation included less than $0.1 million and $0.4 million expense, respectively, attributable to certain unit-based awards in connection with the Amber Road, Inc. acquisition

Three Months Ended November 30, 2022 compared to Three Months Ended November 30, 2021

Non-GAAP Subscriptions Revenue

	Three Months Ended November 30,
($ in thousands)	2022	2021	$ Change	% Change
Non-GAAP subscriptions revenue	$134,884	$117,363	$17,521	15%
Percentage of Non-GAAP revenue	82%	80%

Non-GAAP subscriptions revenue was $134.9 million for the three months ended November 30, 2022, a $17.5 million, or 15%, increase compared to $117.4 million for the three months ended November 30, 2021. The increase in Non-GAAP subscriptions revenue relates to the Logistyx Acquisition and new organic subscription sales predominately driven by increases in products utilized across our client portfolio.

Non-GAAP Revenue

	Three Months Ended November 30,
($ in thousands)	2022	2021	$ Change	% Change
Non-GAAP revenue	$164,893	$147,396	$17,497	12%

Non-GAAP revenue was $164.9 million for the three months ended November 30, 2022, a $17.5 million, or 12%, increase compared to $147.4 million for the three months ended November 30, 2021. The increase in Non-GAAP revenue was mainly due to an increase in our subscriptions revenue related to the Logistyx Acquisition and new organic sales driven by increases in products utilized across our current client portfolio.

Gross Profit

	Three Months Ended November 30,
($ in thousands)	2022	2021	$ Change	% Change
Gross profit	$84,143	$64,216	$19,927	31%
Gross margin	51.0%	46.9%

Gross profit was $84.1 million for the three months ended November 30, 2022, a $19.9 million, or 31%, increase compared to $64.2 million for three months ended November 30, 2021. The increase in gross profit was primarily due to the Logistyx Acquisition as well as the decrease in the amortization of the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination of $10.4 million. Gross margin was 51% for the third quarter of fiscal 2023 compared to 47% for the third quarter of fiscal 2022.

Non-GAAP Gross Profit

	Three Months Ended November 30,
($ in thousands)	2022	2021	$ Change	% Change
Non-GAAP gross profit	$113,586	$103,369	$10,217	10%
Non-GAAP gross margin	68.9%	70.1%

Non-GAAP gross profit was $113.6 million for the three months ended November 30, 2022, a $10.2 million, or 10%, increase compared to $103.4 million for the three months ended November 30, 2021. The increase in adjusted gross profit was primarily due to the Logistyx Acquisition. The Non-GAAP gross margin decreased in the third quarter of fiscal 2023 to 69% compared to 70% in the third quarter of fiscal 2022 due to our investment in strategic system integrator partnership initiatives as well as increased hosting and labor costs.

EBITDA

	Three Months Ended November 30,
($ in thousands)	2022	2021	$ Change	% Change
EBITDA	$69,586	$(14,576)	$84,162	nm
EBITDA margin	42.2%	-10.6%

EBITDA was $69.6 million for the three months ended November 30, 2022, a $84.2 million increase compared to $14.6 million for three months ended November 30, 2021. EBITDA margin increased to 42% for the third quarter of fiscal 2023 compared to a negative 11% in the prior year. The increase in EBITDA and EBITDA margin was primarily related to higher revenues in fiscal year 2023, $7.4 million increase in gain associated with the fair value adjustment for the contingent consideration liability related to the restricted Series B-2 common stock and $23.4 million increase in gain on the change in fair value of the warrant liability in fiscal 2023 as compared to fiscal 2022. Additionally, there was a decrease of $10.4 million in the amortization of the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination and $31.2 million of acquisition-related expenses related to the BluJay Acquisition when compared to fiscal 2022.

Adjusted EBITDA

	Three Months Ended November 30,
($ in thousands)	2022	2021	$ Change	% Change
Adjusted EBITDA	$56,155	$45,890	$10,265	22%
Adjusted EBITDA margin	34.1%	31.1%

Adjusted EBITDA was $56.2 million for the three months ended November 30, 2022, a $10.3 million increase compared to $45.9 million for the three months ended November 30, 2021. Adjusted EBITDA margin was 34% for the third quarter of fiscal 2023 compared to 31% for the third quarter of fiscal 2022 primarily due to higher revenues combined with reduced operating expenses as a percentage of revenue yielding increased operating leverage.

Nine Months Ended November 30, 2022 compared to Nine Months Ended November 30, 2021

Non-GAAP Subscriptions Revenue

	Nine Months Ended November 30,
($ in thousands)	2022	2021	$ Change	% Change
Non-GAAP subscriptions revenue	$396,052	$266,827	$129,225	48%
Percentage of Non-GAAP revenue	82%	81%

Non-GAAP subscriptions revenue was $396.1 million for the nine months ended November 30, 2022, a $129.2 million, or 48%, increase compared to $266.8 million for the nine months ended November 30, 2021. The increase in Non-GAAP subscriptions revenue relates to the BluJay and Logistyx acquisitions and new organic subscription sales predominately driven by increases in products utilized across our client portfolio.

Non-GAAP Revenue

	Nine Months Ended November 30,
($ in thousands)	2022	2021	$ Change	% Change
Non-GAAP revenue	$485,950	$328,507	$157,443	48%

Non-GAAP revenue was $486.0 million for the nine months ended November 30, 2022, a $157.4 million, or 48%, increase compared to $328.5 million for the nine months ended November 30, 2021. The increase in Non-GAAP revenue was mainly due to the $129.2 million increase in our subscriptions revenue related to the BluJay and Logistyx acquisitions and new organic sales driven by increases in products utilized across our current client portfolio. Additionally, $28.2 million of the increase was due to an increase in our professional services revenue primarily related to the BluJay and Logistyx acquisitions.

Gross Profit

	Nine Months Ended November 30,
($ in thousands)	2022	2021	$ Change	% Change
Gross profit	$243,268	$130,912	$112,356	86%
Gross margin	50.1%	46.5%

Gross profit was $243.3 million for the nine months ended November 30, 2022, a $112.4 million, or 86%, increase compared to $130.9 million for nine months ended November 30, 2021. The increase in gross profit was primarily due to the BluJay and Logistyx acquisitions as well as the decrease in the amortization of the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination of $47.1 million. Gross margin was 50% for the first nine months of fiscal 2023 compared to 47% for the first nine months of fiscal 2022.

Non-GAAP Gross Profit

	Nine Months Ended November 30,
($ in thousands)	2022	2021	$ Change	% Change
Non-GAAP gross profit	$331,692	$236,936	$94,756	40%
Non-GAAP gross margin	68.3%	72.1%

Non-GAAP gross profit was $331.7 million for the nine months ended November 30, 2022, a $94.8 million, or 40%, increase compared to $236.9 million for the nine months ended November 30, 2021. The increase in adjusted gross profit was primarily due to the BluJay and Logistyx acquisitions. The Non-GAAP gross margin percentage decreased in the first nine months of fiscal 2023 to 68% compared to 72% in the first nine months of fiscal 2022 due to our investment in strategic system integrator partnership initiatives as well as increased hosting and labor costs.

EBITDA

	Nine Months Ended November 30,
($ in thousands)	2022	2021	$ Change	% Change
EBITDA	$(334,471)	$(147,367)	$(187,104)	nm
EBITDA margin	-68.8%	-52.4%

EBITDA was a loss of $334.5 million for the nine months ended November 30, 2022, a $187.1 million increase compared to a loss of $147.4 million for nine months ended November 30, 2021. EBITDA margins were a negative 69% for the first nine months of fiscal 2023 compared to a negative 52% in the prior year. The decrease in EBITDA and EBITDA margin was primarily related to the $514.8 million goodwill impairment taken in the second quarter of fiscal 2023. This expense was partially offset by a decrease of $47.1 million in the amortization of the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination. Additionally, there was a $35.8 million decrease in acquisition related expenses, higher revenues in fiscal 2023, a $85.2 million higher gain for the fair value adjustment for the warrant liability and a $108.9 million higher gain associated with the fair value adjustment for the contingent consideration liability related to the restricted Series B-2 common stock when compared to the first nine months of fiscal 2022.

Adjusted EBITDA

	Nine Months Ended November 30,
($ in thousands)	2022	2021	$ Change	% Change
Adjusted EBITDA	$155,902	$108,581	$47,321	44%
Adjusted EBITDA margin	32.1%	33.1%

Adjusted EBITDA was $155.9 million for the nine months ended November 30, 2022, a $47.3 million, or 44%, increase compared to $108.6 million for the nine months ended November 30, 2021. Adjusted EBITDA margin was 32% for the first nine months of fiscal 2023 compared to 33% for the first nine months of fiscal 2022 primarily due to a lower gross margin driven by our investment in strategic system integrator partnership initiatives as well as increased hosting and labor costs.

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

We had $85.7 million in cash and cash equivalents and $145.0 million of unused borrowing capacity under our 2021 Revolving Credit Facility as of November 30, 2022. See Note 13, Notes Payable to the Notes to the Unaudited Condensed Consolidated Financial Statements. We believe our existing cash and cash equivalents, cash provided by operating activities and, if necessary, the borrowing capacity under our 2021 Revolving Credit Facility will be sufficient to meet our working capital, debt repayment, capital expenditure requirements and share repurchases for at least the next twelve months.

In the future, we may enter into arrangements to acquire or invest in complementary businesses. To facilitate these acquisitions or investments, we may seek additional equity or debt financing.

Share Repurchase Program

On January 20, 2022, our board of directors approved the 2022 Share Repurchase Program. Share repurchases may be made from time to time in the open market, in privately negotiated transactions, pursuant to other Rule 10b5-1 trading plans or other available means. The 2022 Share Repurchase Program is subject to market conditions and other factors and does not obligate us to repurchase any dollar amount or number of Class A Common Stock and the program may be extended, modified, suspended or discontinued at any time, without prior notice. We plan to fund this program with cash on hand.

No shares of Class A Common Stock have been repurchased to date.

Debt

2021 Term Loan and Revolving Credit Facility

In February 2021, E2open, LLC, our subsidiary, entered into the Credit Agreement which provided for the 2021 Term Loan in the amount of $525.0 million and the 2021 Revolving Credit Facility for $75.0 million. In September 2021, the Credit Agreement was amended to include a $380.0 million incremental term loan, an increase in the letter of credit sublimit from $15.0 million to $30.0 million and an increase in the 2021 Revolving Credit Facility from $75.0 million to $155.0 million. On April 6, 2022, the Credit Agreement was amended to include a $190.0 million incremental term loan.

The 2021 Revolving Credit Facility will mature on February 4, 2026. E2open, LLC can request increases in the revolving commitments and additional term loan facilities, in minimum amounts of $2.0 million for each facility. Principal payments are due on the Credit Agreement the last day of February, May, August and November commencing August 2021. The Credit Agreement was payable in quarterly installments of $1.3 million beginning in August 2021; however, the payments were increased to $2.3 million with the addition of the incremental term loan beginning in November 2021. The payment increased to $2.7 million with the addition of the $190.0 million incremental term loan beginning in May 2022. The Credit Agreement is payable in full on February 4, 2028.

The 2021 Term Loan has a variable interest rate which was 6.64% and 4.00% as of November 30, 2022 and February 28, 2022, respectively. As of November 30, 2022 and February 28, 2022, the 2021 Term Loan had a principal balance outstanding of $1,080.9 million and $899.2 million, respectively. There were $10.0 million outstanding borrowings at an interest rate of 6.77%, no letters of credit and $145.0 million available borrowing capacity under the 2021 Revolving Credit Facility as of November 30, 2022. These borrowings were used for general operating activities. There were $80.0 million of borrowings outstanding at an interest rate of 5.25%, no outstanding letters of credit and $75.0 million available borrowing capacity under the 2021 Revolving Credit Facility as of February 28, 2022.

On January 9, 2023, we repaid the outstanding $10.0 million balance on our 2021 Revolving Credit Facility. After this repayment, our available borrowing capacity under the 2021 Revolving Credit Facility is $155.0 million.

The average interest rate on our 2021 Term Loan was impacted by changes in market interest rates, which was attributed to the Federal Open Market Committee (FOMC) of the Federal Reserve repeatedly raising their target benchmark interest rate in the first nine months of fiscal 2023, resulting in subsequent prime rate increases of 375 basis points between March and November 2022. Based on our current outstanding 2021 Term Loan, this increase would result in an additional $40.5 million of interest expense per year.

Cash Flows

The following table presents net cash from operating, investing and financing activities:

	Nine Months Ended November 30,
($ in thousands)	2022	2021
Net cash provided by operating activities	$43,151	$28,182
Net cash used in investing activities	(222,716)	(798,859)
Net cash provided by financing activities	103,351	632,987
Effect of exchange rate changes on cash and cash equivalents	478	1,657
Net decrease in cash, cash equivalents and restricted cash	(75,736)	(136,033)
Cash, cash equivalents and restricted cash at beginning of period	174,554	207,542
Cash, cash equivalents and restricted cash at end of period	$98,818	$71,509

Nine Months Ended November 30, 2022 compared to Nine Months Ended November 30, 2021

As of November 30, 2022, our consolidated cash, cash equivalents and restricted cash was $98.8 million, a $75.7 million decrease from our balance of $174.6 million as of February 28, 2022.

Net cash provided by operating activities for the nine months ended November 30, 2022 was $43.2 million compared to $28.2 million for the nine months ended November 30, 2021. The $15.0 million increase in cash was primarily driven by the additional gross profits contributed by BluJay and Logistyx as well as organic growth partially offset by the use of $86.3 million of cash for working capital items such as the decrease in cash provided by accounts receivable, the increase in cash for accounts payable and accrued liabilities and the recognition of deferred revenue in the first nine months of fiscal 2023 compared to the first nine months of fiscal 2022.

Net cash used in investing activities was $222.7 million and $798.9 million for the nine months ended November 30, 2022 and 2021, respectively. During fiscal year 2023, net cash of $179.2 million was used for the Logistyx Acquisition while $774.2 million of cash was used for the BluJay Acquisition during fiscal 2022. Additionally, we made a $3.0 million minority investment in a private firm during the first quarter of fiscal 2023. During the nine months of fiscal 2023 and 2022, $40.5 million and $24.6 million were used for the acquisition of software and property related to our data centers, respectively.

Net cash provided by financing activities for the nine months ended November 30, 2022 was $103.4 million compared to $633.0 million for nine months ended November 30, 2021. The decrease in cash provided by financing activities was mainly due to the following:

•
We received $300.0 million in PIPE investment proceeds and obtained additional borrowings of $380.0 million for the BluJay Acquisition under the 2021 Revolving Credit Facility in fiscal 2022 compared to the $190.0 million incremental term loan for the Logistyx Acquisition in fiscal 2023;
•
During fiscal 2023 we borrowed an additional $10.0 million and repaid $80.0 million more on the 2021 Revolving Credit Facility when compared to fiscal 2022;
•
We paid an additional $4.5 million on the 2021 Term Loan during fiscal 2023 when compared to fiscal 2022;
•
During fiscal 2023, we paid $4.8 million in debt issuance costs related to the $190.0 million term loan compared to $10.4 million in debt issuance costs related to the additional borrowings in fiscal 2022;
•
We paid an additional $15.4 million more for the repurchase of Common Units upon conversion to cash during fiscal 2022 than we did in fiscal 2023;
•
During fiscal 2022, we paid $2.5 million for the repurchase of common stock to pay withholding taxes; and
•
We paid $7.1 million of offering costs associated with the PIPE investment financing during fiscal 2022.

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

The liability related to the Tax Receivable Agreement was $58.2 million and $66.6 million as of November 30, 2022 and February 28, 2022, respectively, assuming (1) a corporate tax rate of 24.2% as of November 30, 2022 and 24.1% as of February 28, 2022, (2) no dispositions of corporate subsidiaries, (3) no material changes in tax law and (4) we do not elect an early termination of the Tax Receivable Agreement. However, due to the uncertainty of various factors, including: (a) the timing and value of future exchanges, (b) the amount and timing of our future taxable income, (c) changes in our tax rate, (d) no future dispositions of any corporate stock, (e) changes in the tax law and (f) changes in the discount rate, the likely tax savings we will realize and the resulting amounts we are likely to pay to the selling equity holders of E2open Holdings pursuant to the Tax Receivable Agreement are uncertain. Additionally, interest will accrue on the portion of the Tax Receivable Agreement liability recorded under ASC 805 at a rate of LIBOR plus 100 basis points. The portion of the Tax Receivable Agreement liability under ASC 450 is recorded on a gross undiscounted basis.

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

Contingent Consideration

The contingent consideration liability was $27.8 million and $45.6 million as of November 30, 2022 and February 28, 2022, respectively. The fair value remeasurements resulted in a gain of $6.3 million and loss of $1.1 million for the three months ended November 30, 2022 and 2021, respectively. The fair value remeasurements resulted in a gain of $17.8 million and a loss of $91.2 million for the nine months ended November 30, 2022 and 2021, respectively. The contingent liability represents the Series B-1 common stock, Series B-2 common stock, Series 1 RCUs and Series 2 RCUs.

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

Logistyx Acquisition

On March 2, 2022, E2open, LLC acquired Logistyx for a purchase price of $185 million, and an estimated fair value of $183.4 million, including $90 million paid in cash at closing. An additional $95 million was paid in two installments on May 31, 2022 and September 1, 2022. We had the option to finance the remaining payments, at our discretion, through cash or a combination of cash and Class A Common Stock. The May 31, 2022 payment of $37.4 million was paid with cash. On September 1, 2022, E2open, LLC made a cash payment of $54.0 million to Logistyx as the final installment payment for the Logistyx Acquisition which reflected a working capital adjustment of $3.6 million. The Logistyx sellers disputed the working capital adjustment pursuant to the terms of the Membership Interest Purchase Agreement. During October 2022, the parties agreed to a working capital adjustment of $2.6 million. The additional payment for working capital was made to Logistyx on December 5, 2022.

Leases

We account for leases in accordance with ASC 842, Leases which requires lessees to recognize lease liabilities and ROU assets on the balance sheet for contracts that provide lessees with the right to control the use of identified assets for periods of greater than 12 months.

Our non-cancelable operating leases for our office spaces and vehicles have various expiration dates through June 2030. Under these leases, our undiscounted future cash flows utilized in the calculation of the lease liabilities as of November 30, 2022 were: $2.6 million for December 1, 2022 through February 28, 2023, $8.9 million for fiscal 2024, $7.0 million for fiscal 2025, $4.4 million for fiscal 2026, $3.0 million for fiscal 2027 and $2.5 million thereafter. These numbers include interest of $2.7 million.

Our non-cancelable financing lease arrangements relate to software and computer equipment and have various expiration dates through October 2023. We have the right to purchase the software and computer equipment anytime during the lease or upon lease completion. Under these leases, our undiscounted future cash flows utilized in the calculation of the lease liabilities as of November 30, 2022 were: $0.1 million for December 1, 2022 through February 28, 2023 and $2.0 million for fiscal 2024. These numbers include interest of $0.1 million.

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

There have been no changes to our critical accounting policies and estimates during the three and nine months ended November 30, 2022 from those previously disclosed in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Annual Report.

Recent Accounting Pronouncements

Recently issued and adopted accounting pronouncements are described in Note 2, Accounting Standards to the Notes to the Unaudited Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the market risks during the three and nine months ended November 30, 2022 from those previously disclosed in Part II, Item 7A., Quantitative and Qualitative Disclosures About Market Risk of our 2022 Form 10-K.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We have disclosure controls and procedures in place to ensure that information required to be disclosed in our reports filed or submitted under the Securities and Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. These controls and procedures are accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the quarter ended November 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We review our disclosure controls and procedures, which may include internal controls over financial reporting, on an ongoing basis. From time to time, management makes changes to enhance the effectiveness of these controls and ensure that they continue to meet the needs of our business over time.

PART II—Other Information

Item 1. Legal Proceedings.

From time to time, we are subject to contingencies that arise in the ordinary course of business. We record an accrual for a contingency when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We do not currently believe the resolution of any such contingencies will have a material adverse effect upon our Unaudited Condensed Consolidated Balance Sheets, Statements of Operations or Statements of Cash Flows.

Item 1A. Risk Factors.

There have been no material changes in our risk factors during the three and nine months ended November 30, 2022 from those previously disclosed in Part I, Item 1A., Risk Factors of our 2022 Form 10-K. You should carefully consider the risk factors discussed in our 2022 Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 20, 2022, the board of directors approved a $100.0 million share repurchase program (2022 Share Repurchase Program). Stock repurchases may be made from time to time in the open market, in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. The 2022 Share Repurchase Program is subject to market conditions and other factors and does not obligate us to repurchase any dollar amount or number of our Class A Common Stock and the program may be extended, modified, suspended or discontinued at any time, without prior notice.

No shares of Class A Common Stock have been repurchased to date.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description
3.1

Certificate of Incorporation of the E2open Parent Holdings, Inc. (incorporated by reference to Exhibit 3.2 of E2open Parent Holdings, Inc.'s Form 8-K (File No. 001-39272) filed with the SEC on February 10, 2021).

3.2

Amendment to the Certificate of Incorporation of E2open Parent Holdings, Inc. (incorporated by reference to Exhibit 3.3 of E2open Parent Holdings, Inc.'s Form S-1 (File No. 333-259562) filed with the SEC on September 15, 2021).

3.3	Bylaws of the E2open Parent Holdings, Inc. (incorporated by reference to Exhibit 3.3 of E2open Parent Holdings, Inc.'s Form 8-K (File 001-39272) filed with the SEC of February 10, 2021).
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File

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

E2open Parent Holdings, Inc.

Date: January 9, 2023	By:	/s/ Michael A. Farlekas
Michael A. Farlekas
Chief Executive Officer

Date: January 9, 2023	By:	/s/ Marje Armstrong
Marje Armstrong
Chief Financial Officer