Form 10-K
period 2023-02-28
E2open Parent Holdings, Inc.
filed 2023-05-01
CIK 1800347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued it audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of August 31, 2022, the aggregate market value of the registrant's Class A ordinary shares held by non-affiliates of the registrant was $1,188.8 million based on the closing sale price of $6.87 as reported on The New York Stock Exchange.

As of April 25, 2023, E2open Parent Holdings, Inc. had Class A common stock of 302,582,007 shares issued and 302,405,353 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's definitive proxy statement, in connection with its 2023 annual meeting of stockholders, to be filed within 120 days after the end of the fiscal year ended February 28, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Auditor Firm Id:	42	Auditor Name:	Ernst & Young LLP	Auditor Location:	Austin, Texas, United States

Glossary of Terms

Abbreviation	Term

ASC	Accounting Standards Codification

BluJay	BluJay TopCo Limited, a private limited liability company registered in England and Wales which owned BluJay Solutions, a cloud-based logistics execution platform company

BluJay Sellers	BluJay and its subsidiaries

CC Capital	CC NB Sponsor 1 Holdings LLC

Class A Common Stock	Class A common stock, par value $0.0001 per share

Class V Common Stock	Class V common stock, par value $0.0001 per share

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

nm	not meaningful

NYSE	New York Stock Exchange

OEM	original equipment manufacturer

PIPE	private investment in public equity; financing from institutional investors

PIPE Investment	an aggregate of 69,500,000 shares of Class A Common Stock purchased in connection with the Business Combination, as defined below, at $10.00 per for a total of $695.0 million

Purchase Agreement	Share Purchase Deed entered into on May 27, 2021 with BluJay

RCU	restricted common units representing Series 1 and Series 2 of E2open Holdings, LLC

SaaS	software-as-a-service or a software distribution model in which a company hosts applications for clients and makes these applications available to clients via the internet/cloud technology

SCM	omni-channel and supply chain management

SEC	U.S. Securities and Exchange Commission

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

Forward-Looking Statements

This Annual Report on Form 10-K (2023 Form 10-K) contains “forward-looking statements” within the meaning of the federal securities law. These forward-looking statements give E2open Parent Holdings, Inc.'s (we, our, us, Company or E2open) current expectations and include projections of results of operations or financial condition or forecasts of future events. Words such as “may,” “can,” “should,” “will,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” and similar expressions are used to identify forward-looking statements. Without limiting the generality of the forgoing, forward-looking statements contained in this document include our expectations regarding our future growth, operational and financial performance and business prospects and opportunities.

These forward-looking statements are based on information available as of the date of this 2023 Form 10-K and management's current expectations, forecasts and assumptions, and involve a number of judgments, known and unknown risks and uncertainties and other factors, many of which are outside our control and our directors, officers and affiliates. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date. We do not undertake any obligation to update, add or to otherwise correct any forward-looking statements contained herein to reflect events or circumstances after the date they were made, whether as a result of new information, future events, inaccuracies that become apparent after the date hereof or otherwise, except as may be required under applicable securities laws.

As a result of a number of known and unknown risks and uncertainties, our results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

•
the effect of the volatile, negative or uncertain economic and political conditions, including the invasion of Ukraine by Russia, the related sanctions and other measures that have been and continue to be imposed in response to the conflict, inflation, fluctuation in foreign currency exchange rates and the political effects of these factors on our business, results of operations and financial condition as well as our clients; businesses and levels of business activity;
•
changes in market interest rates particularly our variable rate debt, including the recent significant increases in market interest rates experienced in fiscal year 2023 and that may continue to increase in fiscal year 2024;
•
the inability to realize the value of the goodwill and intangible assets, which could result in the incurrence of material charges related to the impairment of those assets;
•
the inability to develop and market new product innovations and monetize our network;
•
risks associated with our past and prospective acquisitions (including the BluJay and Logistyx acquisitions), including the failure to successfully integrate operations, personnel, systems and products of the acquired companies, adverse tax consequences, greater than expected liabilities of the acquired companies, charges to earnings from the acquisitions, the ability of the combined company to grow and manage profitability, maintain relationships with clients and suppliers and retain its management and key employees and the ability to recognize the anticipated benefits of the acquisition;
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
•
cyber-attacks and security vulnerabilities; and
•
certain other factors discussed elsewhere in this 2023 Form 10-K.

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

The Annual Report on Form 10-K for the year ended December 31, 2020 for CCNB1 was filed with the SEC on May 5, 2021, as subsequently amended, and contains a description of the blank check company prior to the consummation of the Business Combination. As a February 28 year end company, this 2023 Form 10-K describes the operations of E2open and contains the financial results of E2open for the period both before and after the Business Combination through February 28, 2023.

Further information regarding the Business Combination is set forth in (1) our Definitive Proxy statement filed with the SEC on January 12, 2021 (Proxy Statement) and (2) our Current Report on Form 8-K filed with the SEC on February 10, 2021.

PART I

Item 1. Business

Company Overview

We are a leading provider of cloud-based, end-to-end SCM and orchestration software. Our connected supply chain platform enables the world's largest companies to transform the way they make, move and sell goods and services. With the broadest cloud-native global SaaS platform purpose-built for modern supply chains, we connect more than 420,000 manufacturing, logistics, channel and distribution partners as one multi-enterprise network tracking over 13 billion transactions annually. Our SaaS platform spans many key strategic and operational areas including omni-channel, demand sensing, supply planning, global trade management, transportation and logistics and manufacturing and supply management. We primarily generate revenue from the sale of software subscriptions and professional services. Our software combines networks, data and applications to provide a deeply embedded, mission-critical platform that allows clients to optimize their channel and supply chains by accelerating growth, reducing costs, increasing visibility and driving improved resiliency. Given the mission-critical nature of our solutions, we maintain long-term relationships with our clients, which is reflected by our high gross retention and long client tenure. In aggregate, we serve approximately 6,000 clients in all major countries in the world across a wide range of end-markets, including consumer goods, food and beverage, manufacturing, retail, technology and transportation, among others. We have approximately 650 large enterprise clients who, when aggregated to their parent company, report greater than $1 billion in annual revenue and generate $15,000 or more of our annual subscriptions revenue. The definition of large enterprise clients was updated to align with our new go to market strategy and change in sales organization which is now focused on client size, geography and industry.

We operate in what we believe is an attractive industry with strong secular tailwinds and a TAM of more than $54 billion. This TAM is comprised of significant whitespace, which we estimate to be in excess of $1 billion just within our current client base. This upsell opportunity within our existing client base is largely driven by their current technology solution which is often a combination of legacy point solutions and home-grown applications, many of which are tied together with manual processes and spreadsheets. As manufacturing has evolved from brands owning the full production lifecycle to orchestrating disparate manufacturing, distribution and selling processes, supply chains have grown more complex, increasing demand for software solutions like ours and the need to modernize the existing technology landscape with cloud-based modern solutions. Our SaaS platform anticipates disruptions and opportunities to help companies improve efficiency, reduce waste and operate sustainably. We believe our fully cloud-based, end-to-end software platform offers a differentiated and more connected solution for clients that gives them better value as compared to solutions offered by some of our competitors.

Our Platform

Our harmonized SaaS platform brings together networks, data, applications and a collaborative user experience to facilitate end-to-end supply chain visibility across omni-channels, planning, execution and procurement and delivers a strong value proposition.

A unique open platform with the network as the foundation

E2open Connected Supply Chain Platform

Harmony® Unified User Experience

Intelligent and Unified Applications

Channel	Planning	Global Trade	Logistics	Supply

e2net Open Partner Network

Customers | Retailers | Resellers | Distributors | Warehouses | Customs | 3PLs/FFs/ Transport | Co-packers | Internal/External Manufacturers | Suppliers

End-to-End

Moving as one.™

Network

Our network combines four distinct, but connected, ecosystems: Demand, Supply, Logistics and Global Trade, which we estimate supports more than 420,000 enterprises and captures 13.5 billion transaction data points each year.

Our Demand ecosystem represents the global footprint established by retailers, distributors, re-sellers and those who sell goods primarily through online channels. We estimate that we manage $8 billion in incentives annually and more than 900 million annual channel sales transactions.

Our Supply ecosystem is comprised of companies and other participants for which we source components and materials and/or provide manufacturing capacity for the production of goods. We estimate that we oversee an annual average of 57 million shipments as well as process an average of over 150 million orders and over 25 million invoices for our clients supply and manufacturing network.

Our Logistics ecosystem includes global logistics services that transport components, raw materials and finished goods across all modes. We estimate that we facilitate over 23% of global ocean container bookings and more than $20 billion in transportation management spend.

Our Global Trade ecosystem allows participants to automate the global movement of goods and facilitate cross-border transactions for businesses, which we believe is increasingly important given the velocity with which import and export laws change on a global scale. This ecosystem provides our network with data on trade regulations across all major countries, territories and jurisdictions that we estimate supports annual processing of 28 million export pre-customs entry lines and 58 billion restricted party-list screenings, annually.

Our network connects participants across all of these ecosystems, enabling clients to analyze data, identify problems proactively and optimize asset efficiency. We are a leading provider with a unique network of ecosystems, and do not rely on third party providers for network information.

Data

Our proprietary algorithms capture, cleanse, normalize and harmonize the data within our network ecosystems that feed our solutions to deliver compelling value to our clients. Additionally, our clients can combine internal and external vendor data with our network to drive informed decision-making based on real-time information. We believe our ability to capture and harmonize data from our clients and their trading partners in any native format demonstrates the strong capabilities of our software architecture and integrated data model. We believe that our combination of network ecosystems, data and applications providing end-to-end supply chain visibility and connecting more than 420,000 enterprises is unique.

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

Attractive Industry Tailwinds and Large TAM

We participate in the growing SCM software industry. We estimate that the TAM is more than $54 billion across North America and Europe, and we anticipate this market will continue to grow. Several secular trends are increasing the demand for SCM software, including:

•
Complexity of Global Supply Chains
o
Brand owners have transitioned from being manufacturers to orchestrators that produce little but manage a vast network of outsourced trading partners that support their minute-by-minute operations across channel, manufacturing, supply, global trade and logistics.
o
As supply chains become increasingly global and complex, SCM software is essential to run supply chains efficiently at scale.
•
Need for Integrating Siloed Data to Drive Decision-Making
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
•
Supply Chain Disruption
o
As a result of disruptions related to COVID-19, events like the Suez Canal blockage and geo-political risks, it has become increasingly important to diversify supply chains to mitigate disruption risk resulting from concentration within a supply chain. The complexity that arises from diversifying a supply chain and increasing the number of trading partners across more geographies and production facilities drives further demand for SCM software.
•
Environmental, Social and Governance (ESG) Factors
o
Most sectors are facing rising regulatory pressure to disclose aspects of their ESG risks and impacts, many of which arise through the extended supply chain. SCM software and supply chain network providers are positioned to play a key role in enabling the transparency these regulations envision.
o
Many large, global companies have made voluntary public commitments to reduce their ESG impacts, such as greenhouse gas emissions, within specific timelines. Since most of these impacts arise in supply chains, investment in SCM technology is poised to play a significant role in the fulfilment of these commitments.

We believe that the TAM has more than 85% whitespace for modern SCM solutions. Many companies currently rely on legacy on premise applications or homegrown and/or spreadsheet-based solutions created over time, each of which require significant manual effort to achieve end-to-end supply chain visibility. Moreover, these SCM solutions often rely on latent and one-off point-to-point connections with partners for collecting data. These less agile alternatives provide less value and are significantly more error-prone, creating an attractive competitive dynamic within the industry for modern SCM software providers where there is significant opportunity to grow without the need to replace an incumbent competitor. We estimate there to be more than $1 billion of whitespace within our current client base for the solutions we already offer, which we believe provides very actionable growth opportunities through expanding our existing client relationships.

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

As described above, we operate a software platform that integrates network ecosystems, data and applications across a harmonized and collaborative user interface, driving a compelling value proposition and return on investment for our clients and partners. This has created a mission-critical software solution and long-term relationships with clients as evidenced by our high gross retention rate. Additionally, we have been widely recognized as a differentiated leader by industry analyst firms including Gartner, International Data Corporation, Nucleus and others in the realm of multi-enterprise solutions, which we believe will be the future of SCM software.

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

Our software architecture and ability to normalize and harmonize disparate forms of data create a scalable software platform that can efficiently integrate acquisitions and new product applications seamlessly into a consolidated and holistic SaaS solution. Our software architecture and this ability have been driving forces behind our robust track-record of successful acquisition integrations, and we believe our scalable platform will allow us to generate substantial value through tuck-in and transformative acquisitions in the future.

Importantly, we believe there is incremental value we can create by utilizing the data flowing through our network to develop insights that can further help our clients as well as other target markets. We plan to develop a comprehensive strategy to capture this market opportunity and deepen our relationships with clients, which has the potential to meaningfully accelerate revenue growth.

Long-Term Relationships with Diversified and Blue-Chip Client Base with Proven Wallet Share Expansion

We deliver solutions for some of the largest brand owners and manufacturers globally. We possess a diverse client base consisting of approximately 650 large enterprise clients that span a broad spectrum of industries including consumer goods, food and beverage, manufacturing, retail, technology, and transportation, among others. We estimate approximately 300 of our clients have annual revenues over $10 billion.

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

Growth Strategies

We intend to profitably grow our business and create shareholder value through the following strategic initiatives:

Expand Within Existing Clients

We believe there is significant opportunity to drive growth through expansion of our existing client relationships. We have an opportunity to grow our revenue over time without any new logos, new products or acquisitions given that we have substantial whitespace within our current client base. Our acquisition strategy is focused on acquiring complimentary best-of-breed point solutions to incorporate into our integrated end-to-end platform. As a result, we currently sell just one SKU to many of our clients, as most companies we have acquired only had one product to offer their clients. Our products and network provide a unique opportunity to facilitate end-to-end SCM. This sustainable competitive advantage provides us a significant opportunity to cross-sell additional products to our clients, accelerating growth and strengthening relationships with our installed client base.

Win New Clients

As part of our growth strategy, another key growth lever is winning new clients. During fiscal year 2023, we launched a new corporate branding campaign and logo, initiated digital and social marketing, launched a redesigned company website, created a company store and returned to on-site client visits and conferences. We have also commenced investing in strategic system integrator partnership initiatives to reach clients we could not previously reach. Additionally, we plan to continue pursuing strategic partnerships and leverage the networks of our board of directors, advisory board and others to elevate conversations with C-level executives at key targets in our pipeline. We also intend to utilize these relationships and networks as well as our own channel reseller and partner network to accelerate growth through the onboarding of new clients.

Strategic Acquisitions

From time to time, we evaluate opportunities to acquire companies that will broaden our product offerings and expand our technology capabilities. Our key strategic acquisition criteria include mission-critical solutions in core markets; complementary cloud applications with minimal product overlap; new client relationships in vertical or geographic markets; and TAM, proprietary data and/or network expansion. We will continue to use this strategic lever as the opportunities arise.

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

Risk Management

Management conducts quarterly enterprise risk assessments, which are reviewed with the Risk Committee of the board of directors, and then summarized for the board of directors quarterly. Annual enterprise risk assessments include an evaluation of the impact, likelihood, and velocity of risks, which determines the level of oversight provided by management and the board of directors. Quarterly updates include consultations with management, updates to quantitative and qualitative ranking of risks and the use of outside advisors and experts as needed. A management comprised Executive Risk Committee responsible for reviewing and responding to risks also participates in the Disclosure Committee and provides input on relevant disclosure areas. The board of directors has assigned certain risks to board committees, e.g., ESG to Nominating, Sustainability and Governance Committee and Enterprise Risk Management to the Risk Committee of the board of directors.

Human Capital

We believe our success in delivering cloud-based, end-to-end SCM software relies on our culture, values, and the creativity and commitment of our people. Each member of our global team performs an integral role within the organization that helps us to successfully manage our operations and serve our clients. We operate in 26 offices across North America, Europe and Asia-Pacific.

As of February 28, 2023, we had 4,017 full-time employees with 1,235 in North America, 533 in Europe and 2,249 in Asia-Pacific. Employee diversity and inclusive business practices are central to our corporate identity and ingrained in everything we do.

The following tables depict our diversity by gender for all employees as of February 28, 2023:

		Male	Female	Total
All Offices Worldwide	Headcount	2,746	1,345	4,091
	Percentage of Employees	67%	33%
People Managers	Headcount	617	235	852
	Percentage of Employees	72%	28%
Individual Contributors	Headcount	2,129	1,110	3,239
	Percentage of Employees	66%	34%

The following tables depicts our U.S. employee diversity by race as of February 28, 2023:

		American Indian/ Alaskan Native	Asian	Black or African American	Hispanic or Latino	Native Hawaiian or Other Pacific Islander	Two or More Races	White	Total
U.S. Employees	Headcount	3	225	48	79	12	15	844	1,226
	Percentage of Employees	1%	18%	4%	6%	1%	1%	69%
People Managers	Headcount	2	70	8	10	4	3	232	329
	Percentage of Employees	1%	21%	2%	3%	1%	1%	71%
Individual Contributors	Headcount	1	155	40	69	8	12	612	897
	Percentage of Employees	1%	17%	4%	8%	1%	1%	68%

Embracing diversity worldwide is integral to finding the best people, not a box to check or standard to meet. This perspective is adopted throughout the Company and reinforced in the U.S. through our annual training on diversity and inclusion and preventing harassment and discrimination.

As a company, we strive to attract, retain, motivate and reward the best possible people. To accomplish this, we offer benefits consistent with best practices in the areas where we operate. For example, in the U.S., our competitive Total Rewards and Health Benefits Program includes the following:

•
Fixed base pay;
•
Unlimited paid time off;

•
Incentive variable bonus plan and equity;
•
Retirement plan match;
•
No meetings Friday afternoons;
•
Training and career development;
•
Paid parental leave; and
•
Health benefits - medical, dental, vision, Health Savings Account (HSA) and both long-term and short-term disability.

We invest in our people and strive to maintain a healthy, safe and secure work environment where our employees are treated with respect and dignity. We endeavor to create an inclusive and diverse community that inspires collaboration, integrity, engagement and innovation while offering the opportunity for personal and professional growth. Our culture is built upon our operating principles: be prepared, build relationships on trust and respect, be direct and transparent, learn and operate with intensity, make and meet commitments reliably, always add values and own the results.

We recognize and value the important role of employee training in our long-term growth. We strive to be the best in the industry, which demands the best from each employee. Training starts on day one to help streamline the transition employee onboarding. We created e2immersion, a several hour comprehensive introduction to e2open and how to navigate as a new hire. E2immersion includes new hire material on everything from our applications to compliance procedures. To ensure our employees' ongoing personal and professional growth, we developed e2open University where employees can participate in various online training classes. These training classes are continually updated and new classes are added, so that our employees have a full range of classes available on relevant topics. Each year, our employees receive role-specific training which includes product overviews, anti-harassment, insider trading, cyber security awareness, compliance with our Code of Business Conduct and other compliance and industry-specific subjects. E2open University also has courses on leadership and management skills, as well as business planning and application deployments, to name just a few.

We use a framework called e2-Connect to drive our performance review and engagement process. E2-Connect encourages continual open and interactive communication between employees and their managers allowing individual needs to be recognized and met, as well as company goals to be supported. This allows the employee and their manager to establish a professional development plan that facilitates personal employee growth while advancing our strategy.

E2WIN is the e2open Women’s Inclusion Network. It is a global group that is open to employees of any gender identity. E2WIN’s mission is to create a gender equal community at e2open that enables talent of all backgrounds to inspire and empower one another and to build a more equal and inclusive workplace. The objectives of the program are to provide unparalleled support to propel professional development at e2open; allow more opportunities for our employees to connect with each other to grow their support network; and increase attraction, retention and promotion of women at e2open. E2WIN achieves these objectives through several initiatives including a mentoring program, regional and global group meetings, guest speakers, community service and training.

We also foster innovation through the annual e2opennovation contest where individuals or teams develop innovative, useful, cost-saving and cutting-edge solutions that benefit clients, us and/or fellow team members. The competition includes two categories: (1) move the needle where innovation advances our three year strategic goals and (2) hidden gems where innovation showcases work over the past year that elevates us and our clients.

We have global culture and events committees which serve to embrace and share our global culture while generating programs and social activities throughout the year with the goal of helping to unify the team and give back to our communities. We also launched a way for our remote employees to connect and engage through an employee resource group called e2unite. The goal of e2unite is to provide resources for our remote team members to stay connected through technologies, fostering social interactions, aligning team members with our goals, values and operating principles while enhancing the sense of well-being.

We work to keep our employees updated on our developments, achievements and new product offerings through regular All Hands meetings with our senior leadership team. We consistently work to improve the employee experience by addressing feedback collected through our global employee survey as well as various targeted surveys we conduct with managers, new hires and employees leaving the Company. We use Yammer as an internal communications tool, enabling employees to connect by posting pictures of holiday and team celebrations, using it to share news about new hires and work anniversaries and otherwise connect in a more personal way.

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

Item 1A. Risk Factors

Risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this 2023 Form 10-K and other public statements we make are described below. Based on the information currently known to us, we believe that the matters discussed below identify the material risk factors affecting our business. However, the risks and uncertainties we face are not limited to those described below. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, but that could later become material, may also adversely affect our business.

Summary of Risk Factors

The following summarizes risks and uncertainties that could materially adversely affect our business, financial condition, results of operations and stock price. You should read this summary together with the detailed description of each risk factor contained below.

Risks Related to Macroeconomic and Market Competition

•
Our business and revenue have been adversely affected and could in the future be adversely affected by global macroeconomic factors, including those related to inflationary pressures, foreign currency exchange volatility, geopolitical disruptions and the effects of global health crises, such as the COVID-19 pandemic.
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
•
Our debt agreements contain restrictions that limit our flexibility in operating our business.
•
We may not be able to generate sufficient cash to service all of our indebtedness, and we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
•
A lowering or withdrawal of the ratings assigned to our debt securities by rating agencies may increase our future borrowing costs and reduce our access to capital.

Risks Related to our Business Model and the Markets in Which We Compete

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
•
If we are unable to sell products to new clients or to sell additional products or upgrades to our existing clients, it will adversely affect our revenue growth and operating results.
•
Our ability to grow our business is dependent in part on the strategic relationships we develop and maintain with third parties.
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
•
If we fail to maintain adequate operational and financial resources, we may be unable to execute our business plan or maintain high levels of service and client satisfaction.
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
•
Our operating results include foreign currency gains and losses.

Risks Related to Key Third-Party Relationships

•
Interruptions or performance problems associated with our products, including disruptions at any third-party data center upon which we rely, may impair our ability to support our clients.
•
The information we source from third parties for inclusion in our knowledge databases may not be accurate and complete. Our trade experts may make errors in interpreting legal and other requirements when processing this information and our trade content may not be updated on a timely basis, which can expose our clients to fines and other substantial claims and penalties.
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

Risks Related to Being a Public Company and Ownership of Our Securities

•
Our management team has limited experience managing a public company.
•
We will incur increased costs and obligations as a result of being a public company.
•
We may not be successful in continuing to meet the internal control requirements of the Sarbanes-Oxley Act of 2002.
•
CC Capital and its affiliates, affiliates of Insight Partners, Francisco Partners and its affiliates and Temasek and its affiliates beneficially own a significant equity interest in us and their interests may conflict with us or your interests.
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

Risks Related to the Holding Company Structure and Tax Receivable Agreement

•
We are a holding company and our only material asset is our interest in E2open Holdings, and we are accordingly dependent upon distributions made by our subsidiaries to pay taxes, make payments under the Tax Receivable Agreement and pay dividends.
•
Pursuant to the Tax Receivable Agreement associated with the recent Business Combination Agreement, we are required to pay certain sellers 85% of the tax savings that we realize as a result of increases in tax basis in E2open Holdings. These payments may be substantial, as well as exceed actual tax benefits. The timing of these payments may also be accelerated.

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
•
We may be sued by third parties for various claims including alleged infringement of proprietary intellectual property rights.
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

Risks Related to Macroeconomic and Market Competition

Our business and revenue have been adversely affected and could in the future be adversely affected by global macroeconomic factors, including those related to inflationary pressures, foreign currency exchange volatility, geopolitical disruptions and the effects of global health crises, such as the COVID-19 pandemic.

Continuing concerns over economic and business prospects in the United States and throughout the world, including impacts related to inflationary pressures and geopolitical disruptions have contributed to increased volatility and diminished expectations for the global economy. As a global company, we are subject to the risks arising from adverse changes in the domestic and global economies. In addition, uncertainty in the macroeconomic environment and associated global economic conditions have resulted in volatility in credit, equity and foreign currency markets. In fiscal year 2023, our revenues were subject to increased foreign currency exchange volatility, resulting in a negative impact of approximately $11.2 million from foreign currency exchange rates year-over-year. These macroeconomic conditions have and are likely to continue to adversely affect the buying patterns of our customers and prospective customers, including the length of sales cycles, our overall pipeline and pipeline conversion rates and our revenue growth expectations. In addition, we have experienced, and could experience in the future, delays in payments from our customers experiencing weakness in their business as a result of the macroeconomic environment and associated global economic conditions, which could increase our credit risk exposure or adversely impact our cash flows and harm our financial condition. For example, in fiscal year 2023 we experienced lengthening sales cycles, a decrease in pipeline conversion rates and slower revenue growth. If macroeconomic or geopolitical conditions continue to deteriorate or if the recovery is delayed, slows or is uneven, our overall results of operations could be adversely affected; we may not be able to grow at the rates we have experienced in the past and we could fail to meet the expectations of investors.

Additionally, the effects of global health crises, such as the COVID-19 pandemic, have impacted and may continue to directly or indirectly impact our business, results of operations and financial condition as a result of measures which have previously, and in the future may be, taken to mitigate the global health crises. Our customers have experienced, and may continue to experience, disruptions in their operations, which have resulted in delayed, reduced or canceled orders and requests for renegotiation or extended payment terms. Due to our subscription-based business model, the effects of any global health crisis may not be fully reflected in our results of operations until future periods. Further, while COVID-19 related restrictions have eased in many locations, evolving and uncertain conditions relating to the pandemic may continue to impact our operations globally as the virus continues to mutate and severe infection rates fluctuate. For example, we have a significant number of research and development, customer support and general and administrative personnel located in India, which continues to be impacted by COVID-19.

The full extent of the impact of current macroeconomic factors, including those related to inflationary pressures, foreign exchange rates, geopolitical disruptions and the effects of global health crises, such as the COVID-19 pandemic, on our operational and financial performance remains uncertain and will depend on many factors outside our control. To the extent these factors adversely affect our business, results of operations and financial condition, this may also have the effect of heightening many of the other risks described in this section.

Adverse or weakened general economic and market conditions may reduce spending on supply chain technology and information, which could harm our revenue, results of operations and cash flows.

Our revenue, results of operations and cash flows depend on the overall demand for and use of technology and information for global SCM, which depends in part on the amount of spending allocated by our clients or potential clients on supply chain technology and information. This spending depends on worldwide economic and geopolitical conditions. The U.S. and other key international economies have experienced cyclical downturns from time to time in which economic activity was impacted by falling demand for a variety of goods and services; poor liquidity; reduced corporate profitability; volatility in credit, equity and foreign exchange markets; bankruptcies; pandemics such as COVID-19; and overall economic uncertainty. These economic conditions can arise suddenly, and the full impact of such conditions often remains uncertain. In addition, geopolitical developments can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets.

Concerns about the systemic impact of a global recession, increasing energy costs, geopolitical issues or the availability and cost of credit could lead to increased market volatility, decreased consumer confidence and diminished growth expectations in the U.S. economy and abroad, which in turn could affect the rate of information technology spending and adversely affect our clients' ability or willingness to purchase our services, delay prospective clients' purchasing decisions, reduce the value or duration of their subscription contracts or affect attrition rates, all of which could adversely affect our future sales and operating results. Prolonged economic slowdowns may result in requests to renegotiate existing contracts on less advantageous terms to us than those currently in place, payment defaults on existing contracts or non-renewal at the end of a contract term.

We face intense competition, and our failure to compete successfully would make it difficult for us to add and retain clients and would impede the growth of our business.

The SCM market is fragmented, competitive and rapidly evolving. We compete with other cloud-based SCM vendors, traditional enterprise resource planning vendors such as SAP and Oracle and other service providers as well as with solutions developed internally by enterprises seeking to manage their global supply chains and global trade. Some of our actual and potential competitors may enjoy competitive advantages over us, such as greater name recognition, more varied offerings and larger marketing budgets as well as greater financial, technical and other resources. Furthermore, some competitors may have best-of-breed solutions to problems created by the unique trading requirements of particular countries, industries and/or business processes. Some key competitors are private companies with lower overhead and no exposure to the public markets, which allow them to price deals in an unprofitable manner or otherwise compete in ways that we cannot compete as a public company. As a result, our competitors may be able to respond more quickly than we can to new or changing opportunities, technologies, standards or client requirements or devote greater resources to the promotion and sale of their products and services than we can.

The intensity of competition in the SCM market has resulted in pricing pressure as the market has developed, and our competitors frequently offer substantial price discounts for their products. We expect the intensity of competition to increase in the future as existing competitors develop their capabilities and as new companies, which could include one or more large software or trade content providers, enter the market. Increased competition could result in additional pricing pressure, reduced sales, shorter term lengths for client contracts, lower margins or the failure of our solutions to achieve or maintain broad market acceptance. If we are unable to compete effectively, it will be difficult for us to maintain our pricing rates and add or retain clients, and our business, financial condition and results of operations will be harmed.

Risks Related to our Indebtedness

Our substantial level of indebtedness and significant leverage may materially adversely affect our ability to raise additional capital to fund our operations and limit our ability to react to changes in the economy or our industry.

We have a substantial amount of indebtedness and are significantly leveraged. As of February 28, 2023, we had outstanding indebtedness in the principal amount of $1,078.2 million. Our 2021 Revolving Credit Facility has a borrowing capacity of $155.0 million with no outstanding borrowings as of February 28, 2023. Our substantial level of indebtedness increases the possibility that we may be unable to generate sufficient cash to pay the principal, interest or other amounts due in respect of our indebtedness. Our substantial indebtedness, combined with our other financial obligations and contractual commitments, may have a material adverse impact on us and our business. For example, it could:

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
•
expose us to the risk of increased interest rates as the majority of our borrowings are at variable rates of interest;
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

Our variable rate indebtedness subjects us to interest rate risk, which, along with the phase-out of LIBOR and transition to SOFR, could cause our debt service obligations to increase significantly.

All of the borrowings under the credit agreement (Credit Agreement), including the senior secured term loan due in 2028 and revolving credit facility due in 2026, bear interest at variable rates and are subject to the risk of changes in interest rates. The Federal Reserve raised interest rates substantially during fiscal year 2023, and as a result the interest we pay on our debt has increased significantly and has adversely impacted our results of operations and cash flows. This adverse impact may continue or worsen during fiscal year 2024 if the Federal Reserve maintains interest rates at their current higher levels or elects to raise interest rates further.

Subsequent to the end of fiscal year 2023, we entered into interest rate collar agreements on a portion of our variable rate term loan debt in order to reduce our exposure to further increases in interest rates. We have not entered into interest rate derivative or hedging agreements related to our revolving credit facility, which is currently undrawn. In the future, we may enter into additional derivative or hedging agreements to further reduce our exposure to variable interest rates. However, we may not hedge all of our indebtedness, and any hedges that we may have, or will put in place, may not fully mitigate our interest rate risk.

LIBOR and an applicable rate as defined within the Credit Agreement are currently the applicable variable interest rates under our Credit Agreement. However, LIBOR is in the process of being discontinued and is scheduled to be fully phased out in June 2023. We are working on transitioning to utilizing a variable interest rate based on the Secured Overnight Financing Rate (SOFR) for all borrowings under our Credit Agreement, including the term loan and revolver borrowings. SOFR is a relatively new reference rate and is administered and calculated differently than LIBOR. These and other factors could give rise to uncertainty regarding SOFR's suitability as a LIBOR replacement and make future SOFR rate movements more volatile. While we do not expect the transition to SOFR to have a material adverse effect on our ability to service our debt or finance our business operation, the full effects of the transition to SOFR remain unknown.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

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

A breach of the covenants under our Credit Agreement could result in an event of default under the applicable indebtedness. Such default may allow the creditors to accelerate the related debt. In addition, an event of default under the Credit Agreement would permit the lenders to terminate all commitments to further extend credit under that agreement. Furthermore, if we were unable to repay the amounts due and payable under the Credit Agreement, those lenders could proceed against the collateral granted to them to secure such indebtedness. A significant portion of our indebtedness could become immediately due and payable. We cannot be certain whether we would have, or would be able to obtain, sufficient funds to make these accelerated payments. If any such indebtedness is accelerated, our assets may not be sufficient to repay in full such indebtedness and our other indebtedness.

We may not be able to generate sufficient cash to service all of our indebtedness, and we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which in turn are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. Recent changes in market interest rates, including the recent significant increases in market interest rates experienced so far in fiscal year 2023 and continuing into fiscal year 2024, may continue to increase, causing additional cash requirements to meet increasing interest payments, Between February 2022 and February 2023, the 2021 Term Loan saw its variable interest rate rise from 4.00% to 8.08%. The rising interest expenses will further hinder our ability to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and may be forced to reduce or delay investments and capital expenditures or to sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to make interest and principal payments on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. In the absence of such cash flows and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our credit facilities restrict E2open Holdings' and our restricted subsidiaries' ability to dispose of assets and use the proceeds from the disposition. We may not be able to complete those dispositions or obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

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

Risks Related to our Business Model and the Markets in Which We Compete

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

Some of our clients have significant bargaining power when negotiating new licenses or subscriptions or renewals of existing agreements; they have the ability to buy similar products from other vendors or develop systems internally. These clients have and may continue to seek advantageous pricing and other commercial and performance terms that may require us to develop additional features in the products we sell to them or add complexity to our client agreements. Currently, as clients become larger, our pricing model recognizes various factors such as number of products purchased and the penetration of those products within a client's operations. As such, when a client buys more products, their average cost per product can decline even though the total revenue from them increases. To date, we have generally seen sales to clients increase in proportion to or in excess of any reductions in the cost per product. However, there can be no guarantee that these results will continue in the future. If we are unable to negotiate renewals with our largest clients on favorable terms, our results of operations could be harmed.

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

If we are unable to sell products to new clients or to sell additional products or upgrades to our existing clients, it will adversely affect our revenue growth and operating results.

To increase our revenue, we must add new clients (whether through sales or acquisitions) or sell additional products or upgrades to existing clients. Even if we capture a significant volume of leads from our digital marketing activities, we must be able to convert those leads into sales of our products to new or existing clients in order to achieve revenue growth.

We primarily rely on our direct sales force to sell our products to new and existing clients and convert qualified leads into sales. Accordingly, our ability to achieve significant growth in revenue in the future will depend on our ability to recruit, train and retain a sufficient number of sales personnel, and on the productivity of those personnel. Our recent and planned personnel additions may not become as productive as we would like or in a timely manner, and we may be unable to hire or retain a sufficient number of qualified individuals in the future in the markets where we do or plan to do business. The market for sales personnel in the software space is highly competitive and it is increasingly difficult to compete and retain top talent. If we are unable to sell products to new clients and additional products or upgrades to our existing clients through our direct sales force, we may be unable to grow our revenue and our operating results could be adversely affected.

Our ability to grow our business is dependent in part on the strategic relationships we develop and maintain with third parties.

We believe that our ability to increase our sales depends in part on maintaining and strengthening relationships with parties such as channel partners, OEM partners, integration partners and other strategic technology companies. Once a relationship is established, we likely will dedicate significant time and resources to it in an effort to advance our business interests, and there is no assurance that any strategic relationship will achieve our business purposes or that the resources we use to develop the relationship will be cost-effective. Parties with whom we establish strategic relationships also work with companies that compete with us. We have limited, if any, control as to whether these parties devote adequate resources to our strategic relationships. Further, companies with whom we maintain strategic relationships may de-emphasize their dealings with us or become competitors in the future. We also have limited, if any, control as to other business activities of these parties and we could experience reputational harm because of our association with such parties if they fail to execute on business initiatives, are accused of breaking the law or suffer reputational harm for other reasons. All of these factors could materially and adversely impact our business and results of operations.

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

We generally recognize revenue from clients ratably over the terms of their subscription and support agreements, which typically have a term of one to five years. Our enterprise client contracts have an average term of approximately three years. As a result, most of the revenue we report in each quarter is the result of subscription and support agreements entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any one quarter may not be reflected in our revenue results for that quarter. However, any such decline will negatively impact our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our services and potential changes in our attrition rate, may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new clients must be recognized over the applicable subscription and support term.

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
•
develop or expand relationships with existing channel or OEM partners or to attract new channel or OEM partners;
•
expand the features and capabilities of our platform, including through the creation and use of additional integrations;
•
maintain the security and reliability of our platform;
•
price and package our products and services effectively;
•
successfully compete against established companies and new market entrants; and
•
increase awareness of our brand on a global basis.

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

If we fail to maintain adequate operational and financial resources, we may be unable to execute our business plan or maintain high levels of service and client satisfaction.

We have experienced, and expect to continue to experience, rapid growth, which has placed, and will continue to place, significant demands on our management and our operational and financial resources. Our organizational structure is becoming more complex as we scale our operational, financial and management controls, as well as our reporting systems and procedures. As we continue to grow, we face challenges of integrating, developing, training and motivating a rapidly growing employee base in our various offices around the world and navigating a complex multi-national regulatory landscape. If we fail to manage our anticipated growth and change in a manner that preserves the functionality of our platforms and solutions, the quality of our products and services may suffer, which could negatively affect our brand and reputation and harm our ability to attract clients.

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

We anticipate that significant additional investments will be required to scale our operations and increase productivity, address the needs of our clients, further develop and enhance our products and services and scale with our overall growth. We will need to identify and invest in new technologies and systems to ensure the future scalability and success of the business. If additional investments are required due to significant growth, this will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term.

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

Traditional approaches to SCM have required, among other things, purchasing hardware and licensing software. Because these traditional approaches often require significant initial investments to purchase the necessary technology and establish systems that comply with clients' unique requirements, companies may be unwilling to abandon their current solutions for our cloud-based SCM platform and solutions. Other factors that may limit market acceptance of our platform and solutions include:

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

Threats to network and data security are constantly evolving and becoming more diverse and sophisticated. Our products and services, servers and computer systems and those of third parties that we rely on in our operations could be vulnerable to cybersecurity risks. As such, we are subject to risks inherent to companies that process client data for client mission critical systems like SCM solutions.

As we continue to grow and as threat actors become more sophisticated, we have observed increased threat activity to our products and systems. We are the target of attempts on a regular basis to identify and exploit system vulnerabilities and/or penetrate or bypass our security measures in order to gain unauthorized access to our systems. To mitigate these risks, we employ multiple methods at different layers of our systems to defend against intrusion and attack. We do not have visibility into all unauthorized incursions, however, and our systems could experience incursions of which we are not aware. When we become aware of unauthorized access to our systems, we take steps intended to identify and remediate the source and impact of the incursions. Despite our efforts to keep our systems secure and remedy identified vulnerabilities, future attacks could be successful and result in contractual liability to clients or loss of client trust and business.

We may experience breaches of our security measures due to human error, system errors or vulnerabilities. In particular, our platform and the other systems or networks used in our business may experience an increase in attempted cyber-attacks, targeted intrusion, ransomware and phishing campaigns. We have been the target of successful phishing attempts in the past resulting in immaterial monetary losses due to voluntary write-offs. Although we believe that these attempts were detected and neutralized without any compromise to our client data and prior to any significant impact to our business, we have implemented additional measures to prevent such attacks in the future. We will likely be subject to similar attacks in the future and continue to train our employees and provide communications to our clients to mitigate these activities and related losses. We maintain errors, omission and cyber liability insurance policies covering security and privacy damages. However, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all.

While we continually take steps to enhance our cybersecurity defenses, increased investments, coordination and resources are required to achieve our objective of ensuring over time that our cybersecurity infrastructure meets or exceeds evolving industry standards. We are also subject to our clients testing the security of our systems and the manner in which we protect their data, which further heightens our need to stay vigilant and up to date with the latest protections and cybersecurity practices. Achieving this objective requires continued effort and vigilance, including sustained investment of money and management resources in order to support the ongoing development and maintenance of systems that meet these standards.

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

We have goodwill of $2,927.8 million and $3,756.9 million and net intangible assets of $1,051.1 million and $1,181.4 million as of February 28, 2023 and 2022, respectively. In accordance with U.S. GAAP, goodwill and intangible assets with an indefinite life are not amortized but are subject to a periodic impairment evaluation. Goodwill and acquired intangible assets with an indefinite life are tested for impairment at least annually or when events and circumstances indicate that fair value of a reporting unit may be below their carrying value. Some factors that could lead to a goodwill impairment assessment would be:

•
a significant decline in the price of the Class A Common Stock;
•
macroeconomic factors;
•
our overall financial performance;
•
company specific events such as a change in strategy or exiting a portion of the business;
•
significant adverse changes in clients demand or business climate; and
•
related competitive considerations.

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

These types of events or indicators and the resulting impairment analysis could result in impairment charges in the future. If we are not able to realize the value of the goodwill and intangible assets, we may be required to incur material charges relating to the impairment of those assets. During the second quarter of fiscal year 2023, the market price of our Class A Common Stock and market capitalization declined significantly. This decline resulted in us determining that a triggering event occurred, and an interim goodwill impairment assessment was performed. The assessment indicated that the fair value of our equity and goodwill was less than its carrying amount. Therefore, in the second quarter of fiscal year 2023, we recognized an impairment charge of $514.8 million to goodwill. During the fourth quarter of fiscal year 2023, we performed our annual goodwill impairment assessment. As a result of macroeconomic factors and current market conditions, a full assessment was performed which indicated that the fair value of our equity and goodwill was less than its carrying amount. Therefore, in the fourth quarter of fiscal year 2023, we recognized an impairment charge of $386.8 million to goodwill. Such impairment charges, like the charges that we incurred in the second and fourth quarters of fiscal year 2023, could materially and adversely affect our business, results of operations and financial condition. In accordance with U.S. GAAP, we will continue to test goodwill for impairment at least annually or when events and circumstances trigger the requirement for an interim evaluation.

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

We have employees in more than 20 countries, and these global operations could be disrupted at any time by natural or other disasters, telecommunications failures, acts of terrorism or war, power or water shortages, extreme weather conditions (whether as a result of climate change or otherwise), medical epidemics or pandemics (such as the COVID-19 pandemic) and other natural or manmade disasters or catastrophic events. The occurrence of any of these business disruptions could result in significant losses, serious harm to our revenue, profitability and financial condition, adversely affect our competitive position, increase our costs and expenses, and require substantial expenditures and recovery time in order to fully resume operations. We have a significant concentration of employees in India and Malaysia on whom we rely. Any disaster or series of disasters in these countries where we have a concentration of employees could significantly disrupt our operations and have a material adverse effect on our business, results of operations and financial condition.

Risks Related to International Operations

Because our long-term success depends on our ability to operate our business internationally and increase sales of our products to clients located outside of the United States, our business is susceptible to risks associated with international operations.

We have significant international operations in more than 20 countries, including India, Malaysia, the United Kingdom, the Netherlands, Belgium, Germany, Poland, China and Hong Kong. We market and sell our products worldwide. We expect to continue to expand our international operations for the foreseeable future. Both of our recent acquisitions included significant international operations, further increasing our international footprint and operations. The continued international expansion of our operations requires significant management attention and financial resources and results in increased administrative and compliance costs. Our limited experience in operating our business in certain regions outside the United States increases the risk that our expansion efforts into those regions may not be successful. In particular, our business model may not be successful in particular countries or regions outside the United States for reasons that we currently are unable to anticipate. We are subject to risks associated with international sales and operations including, but not limited to:

•
the complexity of, or changes in, foreign regulatory requirements and the burdens of complying with a wide variety of foreign laws and different legal standards;
•
difficulties in managing the staffing of international operations, including compliance with workers' councils and local labor and employment laws and regulations;
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

The recent conflict between Russia and Ukraine has caused and for an unknown period of time will continue to lead to disruptions, instability and volatility in local, regional, national and global markets and economies. Countries worldwide have imposed targeted sanctions and export control measures and have threatened additional sanctions and export control measures, which have resulted in severe or complete restriction on exports to and other commerce and business dealings involving Russia and portions of Ukraine. We do not have offices or employees in Russia or Ukraine and have been working closely with outside advisors to ensure our products comply with all sanctions and global regulatory requirements. To date, the invasion has not materially affected our business. However, we continue to monitor the situation.

In addition, recently there has been increasing geopolitical tension between China and Taiwan that may affect future shipments from Taiwan based electronics suppliers, many of which are our customers. Any such volatility or disruptions may have adverse consequences on us or the third parties on whom we rely. Our business, financial condition and results of operations may be materially and adversely affected by any negative impact on the global economy, capital markets or commodity and raw material prices resulting from the recent geopolitical tensions between China and Taiwan or any other geopolitical tensions.

Our operating results include foreign currency gains and losses.

We conduct a portion of our business in currencies other than the United States dollar. Our revenues, expenses, operating profit and net income are affected when the dollar weakens or strengthens in relation to other currencies. In addition, we have significant operations in India and Malaysia that do not have a natural in-market revenue hedge to mitigate currency risk to our operating expense. Volatility in the markets and exchange rates for foreign currencies and contracts in foreign currencies may in the future have a significant impact on our reported operating results and financial condition.

Risks Related to Key Third-Party Relationships

Interruptions or performance problems associated with our products, including disruptions at any third-party data center upon which we rely, may impair our ability to support our clients.

Our continued growth depends in part on the ability of our existing and potential clients to access our websites, software or cloud-based products within an acceptable amount of time. We have experienced, and may in the future experience, service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, capacity constraints due to an overwhelming number of users accessing our website simultaneously, denial of service, fraud or security attacks. In some instances, we may not be able to identify the cause or causes of these website performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve our website performance, especially during peak usage times and as our user traffic increases. If our websites are unavailable or if our clients are unable to access our software or cloud-based products within a reasonable amount of time, or at all, our business would be negatively affected. Additionally, our data centers and networks, and third-party data centers and networks may experience technical failures and downtime, may fail to distribute appropriate updates or may fail to meet the increased requirements of a growing client base.

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

The information we source from third parties for inclusion in our knowledge databases may not be accurate and complete. Our trade experts may make errors in interpreting legal and other requirements when processing this information and our trade content may not be updated on a timely basis, which can expose our clients to fines and other substantial claims and penalties.

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

We use NetSuite to manage our financial processes and other third-party vendors to manage sales, professional services, online marketing and web services. We believe the availability of these services is essential to the management of our high-volume, transaction-oriented business model. As we expand our operations, we expect to utilize additional systems and service providers that may also be essential to managing our business. Although the systems and services that we require are typically available from a number of providers, it is time-consuming and costly to qualify and implement these relationships. Therefore, if one or more of our providers suffer an interruption in their business; experience delays, disruptions or quality-control problems in their operations; or we have to change or add additional systems and services, our ability to manage our business and produce timely and accurate financial statements would suffer.

We leverage third-party software for use with our solution. Performance issues, errors and defects or failure to successfully integrate or license necessary third-party software could cause delays, errors or failures of our solution, increases in our expenses and reductions in our sales, which could materially and adversely affect our business and results of operations.

We use software licensed from a variety of third parties in connection with the operation of our products. Any performance issues, errors, bugs or defects in third-party software could result in errors or a failure of our products, which could adversely affect our business and results of operations. In the future, we might need to license other software to enhance our solution and meet evolving client demands and requirements. Any limitations in our ability to use third-party software could significantly increase our expenses and otherwise result in delays, a reduction in functionality or errors or failures of our solution until equivalent technology or content is either developed by us or, if available, identified, obtained through purchase or license and integrated into our solution. In addition, third-party licenses may expose us to increased risks, including risks associated with the integration of new technology, the diversion of resources from the development of our own proprietary technology and our inability to generate revenues from new technology sufficient to offset associated acquisition and maintenance costs, all of which may increase our expenses and materially and adversely affect our business and results of operations.

Risks Related to Being a Public Company and Ownership of Our Securities

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

As a public company, we are required to comply with corporate governance and financial reporting practices and policies. As a publicly traded company, we will incur significant legal, accounting and other expenses that we were not required to incur in the recent past. In addition, new and changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated and to be promulgated thereunder, as well as under the Sarbanes-Oxley Act, the Jobs Act and the rules and regulations of the SEC and national securities exchanges have increased the costs and the time that the board of directors and management must devote to complying with these rules and regulations. We expect these rules and regulations to increase our legal and financial compliance costs and lead to a diversion of management's time and attention from revenue generating activities.

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

The Sarbanes-Oxley Act of 2002 has many requirements applicable to us regarding corporate governance and financial reporting, including the requirements for management to report on internal controls over financial reporting and for our independent registered public accounting firm to express an opinion over the operating effectiveness of our internal control over financial reporting. As of February 28, 2023, our internal control over financial reporting was effective using the internal control framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission: Internal control—Integrated Framework (2013).

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

CC Capital and its affiliates, affiliates of Insight Partners, Francisco Partners and its affiliates and Temasek and its affiliates beneficially own a significant equity interest in us and their interests may conflict with us or your interests.

CC Capital, Insight Partners, Francisco Partners and Temasek and their respective affiliates (collectively, the "Controlling Entities") collectively control approximately 38% of our total voting equity as of February 28, 2023. As a result, they have significant influence over our decisions to enter into any corporate transaction. In addition, the Controlling Entities are each in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. The Controlling Entities may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. Our certificate of incorporation provides that certain parties may engage in competitive businesses and renounces any entitlement to certain corporate opportunities offered to the private placement investors or any of their managers, officers, directors, equity holders, members, principals, affiliates and subsidiaries (other than us and our subsidiaries) that are not expressly offered to them in their capacities as our directors or officers. The certificate of incorporation also provides that certain parties or any of their managers, officers, directors, equity holders, members, principals, affiliates and subsidiaries (other than us and our subsidiaries) do not have any fiduciary duty to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us or any of our subsidiaries.

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

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. An amendment requires the approval of at least 50% of the holders of the outstanding public warrants to make any change that adversely affects the interests of the registered holders of the public warrants.

Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of shares of Class A Common Stock purchasable upon exercise of a warrant.

Our warrants may have an adverse effect on the market price of our Class A Common Stock.

We issued warrants to purchase 13,800,000 of our Class A ordinary shares as part of the units offered in the IPO (of which 13,799,872 are currently outstanding) and, simultaneously with the closing of the IPO, we issued in a private placement an aggregate of 10,280,000 warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, each of which entitled the holder to purchase shares of Class A Common Stock upon the Domestication. We also issued 5,000,000 Forward Purchase Warrants pursuant to the Forward Purchase Agreement. The Forward Purchase Warrants, when exercised, will increase the number of issued and outstanding shares of Class A Common Stock and reduce the value of the Class A Common Stock.

Risks Related to the Holding Company Structure and Tax Receivable Agreement

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

We anticipate that the distributions received from E2open Holdings may, in certain periods, exceed our actual tax liabilities and obligations to make payments under the Tax Receivable Agreement. Our board of directors, in its sole discretion, may make any determination from time to time with respect to the use of any such excess cash so accumulated, which may include, among other uses, paying dividends on our Class A Common Stock. We have no obligation to distribute such cash (or other available cash other than any declared dividend) to our stockholders. See Dividends in Part II, Item 5., Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Pursuant to the Tax Receivable Agreement associated with the recent Business Combination Agreement, we are required to pay certain sellers 85% of the tax savings that we realize as a result of increases in tax basis in E2open Holdings. These payments may be substantial, as well as exceed actual tax benefits. The timing of these payments may also be accelerated.

The sellers sold E2open Holdings units for the consideration paid pursuant to the Business Combination Agreement and certain sellers may, in the future, exchange their Common Units for shares of our Class A Common Stock (or cash) pursuant to the Third Company Agreement. These sales, purchases, redemptions and exchanges are expected to result in increases in our allocable share of the tax basis of the tangible and intangible assets of E2open Holdings, which may increase (for income tax purposes) depreciation and amortization deductions to which we are entitled. In addition, as a result of certain mergers within the transaction, we may inherit certain pre-existing tax attributes.

The Tax Receivable Agreement provides for the payment by us of 85% of certain tax benefits that we realize or are deemed realized as a result of the increases in tax basis described above, utilization of pre-existing tax attributes of certain sellers and realization of additional tax benefits attributable to payments under the Tax Receivable Agreement. These payments are our obligations and not E2open Holdings. The actual increase in our allocable share of E2open Holdings' tax basis in their assets, the availability of pre-existing tax attributes of certain sellers, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of exchanges, the market price of the Class A Common Stock at the time of the exchange, the extent to which such exchanges are taxable and the amount and timing of the recognition of our income. While many of the factors that will determine the amount of payments that we will make under the Tax Receivable Agreement are outside of our control, we expect that the payments we will make under the Tax Receivable Agreement will be substantial and could have a material adverse effect on our financial condition. Any payments we make under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid; however, nonpayment for a specified period may constitute a material breach under the Tax Receivable Agreement, and therefore accelerate payments due under the Tax Receivable Agreement as further described below. Furthermore, our future obligation to make payments under the Tax Receivable Agreement could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that may be deemed realized under the Tax Receivable Agreement. See Tax Receivable Agreement under the caption Significant Agreements in Part I, Item 1., Business.

Payments under the Tax Receivable Agreement will be based on our tax reporting positions, and the IRS or another taxing authority may challenge all or any part of the tax basis increases, the amount or availability of pre-existing tax attributes of certain sellers and other tax positions that we take, and a court may sustain such a challenge. In the event that any tax benefits we initially claimed are disallowed as a result of such a challenge, the Sellers and the exchanging holders will not be required to reimburse us for any excess payments that may have been previously made under the Tax Receivable Agreement. Rather, excess payments made to such holders will be netted against future cash payments we are required to make, if any, after the determination of such excess. A challenge to any tax benefits claimed by us may not arise for a number of years following the time payments begin to be made with respect to such benefits or, even if challenged soon thereafter, the excess cash payment may be greater than the amount of future cash payments that we might otherwise be required to make under the terms of the Tax Receivable Agreement and, as a result, there might not be sufficient future cash payments to net such excess. As a result, in certain circumstances we could make payments under the Tax Receivable Agreement in excess of our actual income or franchise tax savings, which could materially impair our financial condition.

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

We have made numerous acquisitions (including our most recent acquisitions of BluJay and Logistyx) and may continue making similar acquisitions and possibly larger acquisitions as part of our growth strategy, depending on market conditions. The success of our growth strategy will depend on our ability to identify, negotiate, complete and integrate acquisitions and, if necessary, to obtain satisfactory debt or equity financing to fund those acquisitions. Acquisitions are inherently risky, and any acquisitions we complete may not be successful.

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

We may be unsuccessful in adequately protecting our intellectual property. No assurance can be given that confidentiality, non-disclosure or invention assignment agreements with employees, consultants or other parties will not be breached and will otherwise be effective in controlling access to and distribution of our platform or solutions, or certain aspects of our platform or solutions and proprietary information. These agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our platform or solutions. Additionally, certain unauthorized use of our intellectual property may go undetected, or we may face legal or practical barriers to enforcing our legal rights even where unauthorized use is detected. We may be required to spend significant resources to monitor and protect these rights, and we may or may not be able to detect infringement by our clients or others. Litigation has been and may be necessary in the future to enforce our intellectual property rights.

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

We may be sued by third parties for various claims including alleged infringement of proprietary intellectual property rights.

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

In June 2018, the repeal of the Federal Communications Commission’s (FCC), “net neutrality” rules took effect and returned to a “light-touch” regulatory framework. The prior rules were designed to ensure that all online content is treated the same by internet service providers and other companies that provide broadband services. Additionally, in September 2018, California enacted the California Internet Consumer Protection and Net Neutrality Act of 2018, making California the fourth state to enact a state-level net neutrality law since the FCC repealed its nationwide regulations, mandating that all broadband services in California must be provided in accordance with state net neutrality requirements. The U.S. Department of Justice has sued to block the law going into effect, and California has agreed to delay enforcement until the resolution of the FCC’s repeal of the federal rules. A number of other states are considering legislation or executive actions that would regulate the conduct of broadband providers. We cannot predict whether the FCC order or state initiatives will be modified, overturned or vacated by legal action of the court, federal legislation or the FCC. With the repeal of net neutrality rules in effect, we could incur greater operating expenses, which could harm our results of operations. As the internet continues to experience growth in the number of users, frequency of use and amount of data transmitted, the internet infrastructure that we and our users rely on may be unable to support the demands placed upon it. The failure of the internet infrastructure that we or our users rely on, even for a short period of time, could undermine our operations and harm our results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters is located at 9600 Great Hills Trail #300E, Austin, Texas 78759. In addition, we lease other corporate office spaces in the following locations:

U.S. Locations	International Locations
Rogers, Arkansas	Moonee Ponds, Australia
Atlanta, Georgia	Shanghai, China
Naples, Florida	Copenhagen, Denmark
Rolling Meadows, Illinois	Tranbjerg, Denmark
Davenport, Iowa	Bad Homburg, Germany
Holland, Michigan	Karlsruhe, Germany
Keego Harbor, Michigan	Kowloon, Hong Kong
Parsippany, New Jersey	Bangalore, India
Dallas, Texas	Hyderabad, India
Pune, India
Kuala Lumpur, Malaysia
Dordrecht, Netherlands
Christchurch, New Zealand
Krakow, Poland
Paya Lebar, Singapore
Manchester, United Kingdom

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

Location	Function
San Jose, California	Production, Configuration, Disaster Recovery
Sunnyvale, California	Development, Staging
Denver, Colorado	Disaster Recovery, Production
Chicago, Illinois	Production, Configuration, Disaster Recovery
Naperville, Illinois	Development
Shanghai, China	Production, Staging, Communication
Hong Kong	Production, Disaster Recovery, Staging, Communication
Amsterdam, Netherlands	Production
Dusseldorf, Germany	Production
Frankfurt, Germany	Production, Development, Configuration, Staging
Nuremberg, Germany	Production
Oberhausen, Germany	Production
London, United Kingdom	Production
Ballerup, Denmark	Development, Production

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders of Record

Our Class A Common Stock and public warrants are listed on the NYSE under the symbols “ETWO” and “ETWO-WT,” respectively. As of April 25, 2023, there were 119 and 2 holders of record of our Class A Common Stock and warrants, respectively.

Dividends

We do not intend to declare or pay cash dividends in the foreseeable future. Our management anticipates that all earnings and other cash resources, if any, will be retained for investment in our business.

Warrants

As of February 28, 2023, there were 29,079,872 warrants outstanding. Each warrant entitles its holder to purchase one share of our Class A Common Stock at an exercise price of $11.50 per share. The 10,280,000 private placement warrants became exercisable upon the Domestication. The Forward Purchase Warrants became exercisable upon the effectiveness of our Form S-1, which was initially filed on March 5, 2021 and became effective March 29, 2021. The 13,799,872 public warrants became exercisable on April 28, 2021. The private placement warrants, public warrants and Forward Purchase Warrants expire five years after the Closing Date, or earlier upon redemption or liquidation. During the fiscal year ended February 28, 2022, 100 warrants were exercised with a total exercise price of $1,150. There were no warrants exercised during the fiscal year ended February 28, 2023.

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

The following table sets forth certain information regarding the 2021 Incentive Plan as of February 28, 2023:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Rights		Weighted- Average Exercise Price of Outstanding Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	11,333,194	(1)	8.43	7,821,045	(1)
Equity compensation plans not approved by stockholders	—		N/A	—
Total	11,333,194		N/A	7,821,045

(1)
For more information about the 2021 Incentive Plan, see Note 23, Share-Based and Unit-Based Compensation in the Notes to the Consolidated Financial Statements.

Performance Graph

The following graph shows our cumulative total stockholder return for the period from June 15, 2020 and ending on February 28, 2023. June 15, 2020 is the day the units and warrants began trading separately on the NYSE. The graph also shows the cumulative total returns of the Russell 3000 index, in which we are included, and our peer group listed below.

The comparison below assumes $100 was invested on June 15, 2020 in our common stock, the Russell 3000 index and each member of our peer group and assumes that all dividends are reinvested. Our stock performance shown in the following graph is not indicative of future stock price performance.

200.0
180.0
160.0
140.0
120.0
100.0
80.0
60.0
40.0
20.0
0.0
6/15/20
8/15/20
10/15/20
12/15/20
2/15/21
4/15/21
6/15/21
8/15/21
10/15/21
12/15/21
2/15/22
4/15/22
6/15/22
8/15/22
10/15/22
12/15/22
2/15/23
ETWO
Russell 3000
Peer Avg.

This graph shall not be deemed incorporated by reference by any general statement incorporated by reference this Form 10-K into any filing under the Securities Act or Exchange Act, except to the extent that we specifically incorporate this information by reference therein and shall not otherwise be deemed filed under either the Securities Act or Exchange Act.

Our peer group as of February 28, 2023 is as follows:

Company Name	Ticker Symbol	Company Name	Ticker Symbol
American Software, Inc.	AMSWA	Tecsys Inc.	TCS.TO
Manhattan Associates, Inc.	MANH	The Descartes Systems Group Inc.	DSG.TO
Park City Group, Inc.	PCYG	TrackX Holdings Inc.	TKX.V
SPS Commerce, Inc.	SPSC

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This item contains a discussion of our business, including a general overview of our business, properties, results of operations, liquidity and capital resources as well as quantitative and qualitative disclosures about market risk.

The following discussion should be read in conjunction with the consolidated financial statements and related notes beginning on page 73. This Item 7 contains “forward-looking” statements that involve risks and uncertainties. See Forward-Looking Statements at the beginning of this 2023 Form 10-K.

Our fiscal year end is the final day in February. Our fiscal years 2023, 2022 and 2021 ended February 28, 2023, February 28, 2022 and February 28, 2021, respectively, and were each fifty-two-week periods.

Overview

We are a leading provider of cloud-based, end-to-end SCM and orchestration software. Our connected supply chain software platform enables the world's largest companies to transform the way they make, move and sell goods and services. Our SaaS platform spans many key strategic and operational areas including omni-channel, demand sensing, supply planning, global trade management, transportation and logistics and manufacturing and supply management. Our software combines networks, data and applications to provide a deeply embedded, mission-critical platform that allows clients to optimize their channel and supply chains by accelerating growth, reducing costs, increasing visibility and driving improved resiliency. Given the mission-critical nature of our solutions, we maintain long-term relationships with our clients, which is reflected by our high gross retention and long client tenure. In aggregate, we serve approximately 6,000 clients in all major countries in the world across a wide range of end-markets, including consumer goods, food and beverage, manufacturing, retail, technology and transportation, among others of which approximately 650 are large enterprise clients.

We operate in what we believe is an attractive industry with strong secular tailwinds and a TAM of more than $54 billion, which includes significant whitespace within our current client base. This upsell opportunity within our existing client base is largely driven by their current technology solution which is often a combination of legacy point solutions and home-grown applications, which are tied together with manual processes and spreadsheets. As manufacturing has evolved from brands owning the full production lifecycle to orchestrating disparate manufacturing, distribution and selling processes conducted across multiple geographies, supply chains have grown more complex, increasing demand for software solutions like ours and the need to modernize the existing technology landscape with cloud-based modern solutions. We believe our fully cloud-based, end-to-end software platform offers a more connected solution for clients that gives them better value as compared to solutions offered by some of our competitors.

Our Go-To-Market Strategy

Our go-to-market strategy is focused on both expanding the adoption of our product portfolio with existing clients and the acquisition of new clients. We primarily focus our selling efforts on large enterprise organizations and sell our software primarily through a direct sales force and are expanding our go-to-market presence with partners. Our go-to-market strategy enables our sales force to develop deep, long-term relationships with existing and potential clients across the relevant functions, from buying managers, IT resources, division leaders and C-level executives. Importantly, we believe that our go-to-market approach focused on clients is a competitive advantage compared to competitors whose go-to-market approach is often focused on products, as our clients have sellers who own the relationship irrespective of the product of interest. We believe this enables us to sustain our high client retention and long client tenure, as well as drive maximum spend within each client through an efficient, focused sales model.

Our sales and marketing organizations are comprised of field sales, inside sales and sales development personnel, and we align these teams based on client size, geography and industry. We focus initially on solving a client's primary need, usually a specific piece of their supply chain. Once a client adopts our solution and witnesses the power of our unique platform, we focus on cross-selling additional products as well as expanding into additional departments, divisions and geographies with the same solution. We have found that experience with our SaaS platform is the most effective selling tool.

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

Upon completion of the Business Combination, CCNB1 was deemed the accounting acquirer and E2open the accounting acquiree. Under the acquisition method of accounting, CCNB1’s assets and liabilities retained their carrying values and the assets and liabilities associated with E2open Holdings were recorded at their fair values measured as of the acquisition date. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill.

As a result of the Business Combination, our financial results are broken out between the Predecessor period prior to the closing of the Business Combination (March 1, 2020 through February 3, 2021) and the Successors periods after the closing of the Business Combination (February 4, 2021 through February 28, 2021 and fiscal years ended February 28, 2022 and 2023).

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

Logistyx Acquisition

On March 2, 2022, we acquired Logistyx for a purchase price of $185 million, with an estimated fair value of $183.7 million, including $90 million paid in cash at closing. We had the option to fulfill the remaining payments, at our discretion, through cash or a combination of cash and our Class A Common Stock. The May 31, 2022 payment of $37.4 million was paid in cash. On September 1, 2022, E2open, LLC made a cash payment of $54.0 million to Logistyx as the final installment payment for the Logistyx Acquisition which reflected a working capital adjustment of $3.6 million. The Logistyx sellers disputed the working capital adjustment pursuant to the terms of the Membership Interest Purchase Agreement. The parties agreed to a working capital adjustment of $2.6 million with the additional payment for working capital made to Logistyx on December 5, 2022.

Goodwill Impairment

During the second quarter of fiscal year 2023, the market price of our Class A Common Stock and market capitalization declined significantly. This decline resulted in a triggering event and an interim goodwill impairment assessment was performed. During the fourth quarter of fiscal year 2023, the annual impairment test of goodwill was performed and the current macroeconomic factors and current market conditions indicated that the full goodwill impairment analysis should be performed.

The fair value of E2open was calculated using an equally weighted combination of three different methods: discounted cash flow method, guideline public company method and guideline transaction method. The discounted cash flow method was based on the present value of estimated future cash flows which were based on management's estimates of projected net sales, net operating margins and terminal growth rates, taking into consideration market and industry conditions. Under the guideline public company method, the fair value was based on current and forward-looking earnings multiples using management's estimates of projected net sales and adjusted EBITDA margins with consideration of market premiums. Under the guideline transaction method, the fair value was based on pricing multiples derived from recently sold companies with similar characteristics to ours taking into consideration management's estimates of projected net sales and net operating income margins.

The three approaches generated similar results and indicated that the fair value of E2open's equity and goodwill was less than its carrying amount for both the interim and annual assessments. Therefore, in the second and fourth quarters of fiscal year 2023, we recognized an impairment charge of $514.8 million and $386.8 million to goodwill, respectively. These two impairment charges resulted in a total goodwill impairment charge of $901.6 million for the fiscal year ended February 28, 2023.

See Note 8, Goodwill to the Notes to the Consolidated Financial Statements.

Impact of COVID-19

The COVID-19 pandemic caused business disruptions worldwide since January 2020. We experienced modest adverse impacts as it related to lengthening of sales cycles and delays in delivering professional services and training to our clients, primarily in fiscal year 2021. However, the delays resulted in operational savings related to such areas as travel and entertainment, marketing expenses due to virtual versus in-person events and facility costs resulting from the move to a remote workforce. Those savings continued throughout most of fiscal year 2022.

As the effects of the COVID-19 pandemic slowed during fiscal year 2023, part of our workforce began returning to the office and we began engaging in-person with our clients and hosting in-person supply chain events in both the U.S and Europe. This resulted in an increase in travel and entertainment and marketing expenses as we moved away from virtual communication with our clients.

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

Subscriptions Revenue

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

We charge primarily fixed annual subscription fees or, in limited cases, transaction fees based on the volume of transactions requested by clients. Typically, the volume-based fees are for small clients and comprise a small percentage of this revenue source. Our client contracts typically have a term of one to five years while our enterprise client contracts have an average term of approximately three years. We recognize revenue ratably over the life of the contracts.

We also offer data product services consisting of the delivery of historical and ongoing data at various client specific intervals. The historical data is purchased through a one-time fee which can be paid in installments while the ongoing data is managed through a subscription service which typically runs three years.

For subscription-based contracts, we generally invoice in advance. Subscription revenue is recognized ratably over the life of the contract. For transactional based contracts, we primarily recognize revenue for these contracts when the performance obligation is fulfilled. Transaction based contracts represented less than 4%, 3% and 3% of our revenue in the fiscal years ended February 28, 2023 and 2022 and the combined Successor and Predecessor periods in the fiscal year ended February 28, 2021, respectively.

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

Other revenue primarily includes perpetual license fees and travel expenses for services rendered. Other revenue is recognized when the license or service is delivered to the client.

Total Revenue by Geographic Locations

Revenues by geographical region consisted of the following:

	Successor			Predecessor
($ in thousands)	Fiscal Year Ended February 28, 2023	Fiscal Year Ended February 28, 2022	February 4, 2021 through February 28, 2021	March 1, 2020 through February 3, 2021
Americas	$549,246	$366,987	$20,403	$295,923
Europe	81,062	43,430	463	6,226
Asia Pacific	21,907	15,144	499	6,498
Total revenue	$652,215	$425,561	$21,365	$308,647

Revenues by geography are determined based on the region of our contracting entity, which may be different than the region of the client, or where the software solutions are being utilized or accessed. United States revenue was approximately 83%, 86%, 96%, and 96% during the fiscal years ended February 28, 2023 and 2022 and periods from February 4, 2021 through February 28, 2021 and March 1, 2020 through February 3, 2021, respectively. No other country represented more than ten percent of total revenue during these periods.

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

Cost of Professional Services and Other Revenue

Cost of professional services and other revenue consists primarily of personnel and related travel costs, investment in strategic system integrator partnership initiatives, the costs of contracted third-party vendors and reimbursable expenses. As our personnel are employed on a full-time basis, our cost of professional services is largely fixed in the short-term, while our professional services and other revenue may fluctuate, leading to fluctuations in professional services and other gross profit. We expense our cost of professional services and other revenue as we incur the costs.

Operating Expenses

Research and Development

Research and development expenses primarily consist of personnel and related costs of our research and development staff, costs of certain third-party contractors, depreciation, amortization and other allocated costs. Research and development expenses are expensed as incurred, excluding the capitalization of internally developed software costs.

Sales and Marketing

Sales and marketing expenses primarily consist of personnel and related costs for our sales and marketing staff. It also includes the costs of promotional events, corporate communications, online marketing, solution marketing and other brand-building activities, in addition to depreciation, amortization and other allocated costs. When the initial client contract is signed and upon any renewal, we capitalize and amortize commission costs under ASC 606, as an expense over the period in which products are expected to be delivered to clients, where the commission is directly attributable to a contract, including expected renewals, which is estimated to be four years. If a subscription agreement is terminated, we recognize the unamortized portion of any deferred commission cost as an expense immediately upon such termination. Certain sales commissions are contingent on future client billings and are expensed as incurred to sales and marketing expenses.

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

As part of the Averetek LLC (Averetek) acquisition in May 2019, we had deferred consideration (earn-out) payments that were due upon the successful attainment of revenue related criteria related to acquisition. In July 2021, the deferred consideration due to Averetek was paid in full.

The restricted shares, Common Units and deferred consideration payments are treated as a contingent consideration liability under ASC 805, Business Combination, and valued at fair market value on the acquisition date and remeasured at each reporting date and adjusted if necessary. Our earn-out liabilities and contingent consideration are valued using a Monte Carlo simulation model. The assumptions used in preparing these models include estimates such as volatility, contractual terms, discount rates, dividend yield and risk-free interest rates. Any change in the fair value of the deferred consideration from the remeasurement was recorded in acquisition-related expenses on the Consolidated Statements of Operations. Any change in the fair value of the restricted shares and Common Units from the remeasurement will be recorded in gain (loss) from change in fair value of contingent consideration on the Consolidated Statements of Operations.

Interest and Other Expense, Net

Interest and other expense, net, consists primarily of interest expense on our outstanding debt and financing lease obligations; interest income on our cash balances; foreign currency realized and unrealized gains and losses; and gains and losses on the disposal of fixed assets.

Provision for Income Taxes

The provision for income taxes consists of a deferred income tax benefit and current tax expense. The current income taxes primarily result from our profitable operations in foreign subsidiaries, which are subject to corporate income taxes in foreign jurisdictions, plus a relatively immaterial amount of U.S. federal and state income taxes on our lower tier entities not offset by net operating loss carryforwards. The deferred income tax benefit is primarily due to a decrease in overall outside basis difference in the partnership and the book/tax difference realized from intangible amortization. The deferred tax assets of certain other U.S corporate tax consolidated groups and non-U.S. jurisdictions remain offset by a valuation allowance. Realization of these deferred tax assets depends upon future earnings, the timing and amount of which are uncertain. Utilization of our net operating losses may be subject to annual limitations due to the ownership change rules under the Internal Revenue Code of 1986, as amended (IRS Code), and similar state provisions. We have analyzed the effect of the IRS Code Section 382 for each of our acquisitions. Based on analysis of acquired net operating losses and credits, utilization of our net operating losses and research and development credits will be subject to annual limitations. In the event of future changes in ownership, the availability of net operating loss carryforwards could be further limited.

Results of Operations

The following table is our Consolidated Statements of Operations for the periods indicated:

	Successor			Predecessor
($ in thousands)	Fiscal Year Ended February 28, 2023	Fiscal Year Ended February 28, 2022	February 4, 2021 through February 28, 2021	March 1, 2020 through February 3, 2021
Revenue	$652,215	$425,561	$21,365	$308,647
Cost of revenue	(321,932)	(222,976)	(16,184)	(114,989)
Total gross profit	330,283	202,585	5,181	193,658

Operating Expenses
Research and development	97,982	79,700	10,458	53,788
Sales and marketing	87,960	60,265	8,788	46,034
General and administrative	88,070	69,922	23,123	37,355
Acquisition-related expenses	16,297	64,360	4,317	14,348
Amortization of acquired intangible assets	82,812	46,358	1,249	31,275
Goodwill impairment	901,566	—	—	—
Total operating expenses	1,274,687	320,605	47,935	182,800
Loss from operations	(944,404)	(118,020)	(42,754)	10,858
Interest and other expense, net	(76,831)	(33,663)	(1,928)	(65,469)
Loss from change in tax receivable agreement liability	(2,886)	(154)	—	—
Gain from change in fair value of warrant liability	37,523	1,633	23,187	—
Gain (loss) from change in fair value of contingent consideration	16,020	(69,760)	33,740	—
Total other income (expenses)	(26,174)	(101,944)	54,999	(65,469)
(Loss) income before income tax provision	(970,578)	(219,964)	12,245	(54,611)
Income tax benefit	250,376	30,050	612	6,681
Net (loss) income	(720,202)	(189,914)	12,857	$(47,930)
Less: Net (loss) income attributable to noncontrolling interest	(71,499)	(24,138)	2,057
Net (loss) income attributable to E2open Parent Holdings, Inc.	$(648,703)	$(165,776)	$10,800
Net (loss) income attributable to E2open Parent Holdings, Inc. Class A common stockholders per share:
Basic	$(2.15)	$(0.68)	$0.06
Diluted	$(2.15)	$(0.68)	$0.06
Weighted-average common shares outstanding:
Basic	301,946	245,454	187,051
Diluted	301,946	245,454	222,688

Fiscal Year Ended February 28, 2023 (Successor) Compared to Fiscal Year Ended February 28, 2022 (Successor)

The comparability of our operating results for the fiscal year ended February 28, 2023 as compared to the fiscal year ended February 28, 2022 was impacted by the Business Combination in February 2021, the acquisition of BluJay in September 2021 and the Logistyx Acquisition in March 2022. In the discussion of our results of operations, we may quantitatively disclose the impact of our acquired products and services to the extent they remain ascertainable. Revenue and expense contributions from our acquisition for the respective period comparisons generally were not separately identifiable due to the rapid integration of these businesses into our existing operations.

Revenue

	Successor
	Fiscal Year Ended February 28,
($ in thousands)	2023	2022	$ Change	% Change
Revenue:
Subscriptions	$532,940	$335,532	$197,408	59%
Professional services and other	119,275	90,029	29,246	32%
Total revenue	$652,215	$425,561	$226,654	53%
Percentage of revenue:
Subscriptions	82%	79%
Professional services and other	18%	21%
Total	100%	100%
Subscriptions revenue was $532.9 million in fiscal year 2023, a $197.4 million, or 59%, increase compared to $335.5 million in fiscal year 2022. The increase in subscriptions revenue was primarily due to the BluJay Acquisition, Logistyx Acquisition and new organic subscription sales, as well as the $53.6 million amortization of the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination in fiscal year 2022. With the early adoption of ASU 2021-08, a fair value adjustment to deferred revenue for the BluJay and Logistyx acquisitions was not recorded; therefore, amortization of the fair value adjustment to deferred revenue similar to the Business Combination adjustment did not occur for the BluJay and Logistyx acquisitions.

Professional services and other revenue was $119.3 million in fiscal year 2023, a $29.2 million, or 32%, increase compared to $90.0 million in fiscal year 2022. This increase was primarily related to the BluJay and Logistyx acquisitions.

Our subscriptions revenue as a percentage of total revenue increased to 82% for the fiscal year ended February 28, 2023 from 79% for the fiscal year ended February 28, 2022. Fiscal year 2022 included $53.6 million amortization relation to the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination reducing subscription revenue as a percentage of total revenue for that period.

Cost of Revenue, Gross Profit and Gross Margin

	Successor
	Fiscal Year Ended February 28,
($ in thousands)	2023	2022	$ Change	% Change
Cost of revenue:
Subscriptions	$140,462	$93,072	$47,390	51%
Professional services and other	82,939	56,103	26,836	48%
Amortization of acquired intangible assets	98,531	73,801	24,730	34%
Total cost of revenue	$321,932	$222,976	$98,956	44%

Gross profit:
Subscriptions	$293,947	$168,659	$125,288	74%
Professional services and other	36,336	33,926	2,410	7%
Total gross profit	$330,283	$202,585	$127,698	63%

Gross margin:
Subscriptions	55%	50%
Professional services and other	30%	38%
Total gross margin	51%	48%

Cost of subscriptions was $140.5 million in fiscal year 2023, a $47.4 million, or 51%, increase compared to $93.1 million in fiscal year 2022. This increase was primarily driven by $31.1 million related to the BluJay and Logistyx acquisitions and an increase in personnel costs for such items as salaries and incentive compensation. Additionally, there was an increase of $15.7 million for software and hosting costs. The majority of this increase was related to the BluJay and Logistyx acquisitions.

Cost of professional services and other revenue was $82.9 million in fiscal year 2023, a $26.8 million, or 48%, increase compared to $56.1 million in fiscal year 2022. The BluJay Acquisition in fiscal year 2022, Logistyx Acquisition in fiscal 2023, increased personnel costs such as salaries and incentive compensation, our investment in strategic system integrator partnership initiatives and increased travel accounted for $25.8 million of the increase in the cost of professional services and other revenue.

Amortization of acquired intangible assets increased to $98.5 million in fiscal year 2023 compared to $73.8 million in fiscal year 2022, driven by the BluJay Acquisition in September 2021 and Logistyx Acquisition in March 2022.

Our subscriptions gross margin was 55% for fiscal year 2023 as compared to 50% for fiscal year 2022 primarily due to the amortization of fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination offset by additional revenue from the BluJay and Logistyx acquisitions in fiscal 2023. With the early adoption of ASU 2021-08, the BluJay and Logistyx deferred revenue was recorded under ASC 606 and not at fair value at the acquisition date; therefore, amortization of the fair value adjustment to deferred revenue similar to the Business Combination adjustment did not occur for the BluJay and Logistyx acquisitions.

Our professional services gross margin was down to 30% for fiscal year 2023 compared to 38% for fiscal year 2022 primarily due to our investment in strategic system integrator partnership initiatives and dilution driven by lower gross margins in Logistyx particularly in the first half of fiscal year 2023.

Research and Development

	Successor
	Fiscal Year Ended February 28,
($ in thousands)	2023	2022	$ Change	% Change
Research and development	$97,982	$79,700	$18,282	23%
Percentage of revenue	15%	19%

Research and development expenses were $98.0 million in fiscal year 2023, a $18.3 million, or 23%, increase compared to $79.7 million in fiscal year 2022. The increase was primarily due to $14.8 million related to the BluJay and Logistyx acquisitions as well as major strategic partnership initiatives around product development efforts during fiscal year 2023, which resulted in net increased personnel costs such as salaries and incentive compensation and consulting expenses as compared to the prior year. Additionally, there was an increase of $1.2 million for software and hosting costs and $1.3 million for share-based compensation. Although our total research and development expenses increased from fiscal year 2022 to fiscal year 2023, research and development expenses as a percentage of revenue decreased from 19% in fiscal year 2022 to 15% in fiscal year 2023.

Sales and Marketing

	Successor
	Fiscal Year Ended February 28,
($ in thousands)	2023	2022	$ Change	% Change
Sales and marketing	$87,960	$60,265	$27,695	46%
Percentage of revenue	13%	14%

Sales and marketing expenses were $88.0 million in fiscal year 2023, a $27.7 million, or 46%, increase compared to $60.3 million in fiscal year 2022. The increase was primarily driven by a $23.9 million increase due to the BluJay Acquisition in fiscal year 2022 and Logistyx Acquisition in fiscal year 2023 as well as additional expenses associated with our new corporate branding, digital and social marketing related to the launch of our new brand and website, company store and integrated marketing experience as well as hiring additional marketing resources. Additionally, there was an increase of $1.8 million for travel and entertainment due to the recent post-pandemic increase in on-site customer meetings client conferences and $1.7 million in share-based compensation. Despite the overall increase in sales and marketing expenses between fiscal year 2022 and 2023, sales and marketing expenses as a percentage of revenue decreased from 14% in fiscal year 2022 to 13% in fiscal year 2023.

General and Administrative

	Successor
	Fiscal Year Ended February 28,
($ in thousands)	2023	2022	$ Change	% Change
General and administrative	$88,070	$69,922	$18,148	26%
Percentage of revenue	14%	16%

General and administrative expenses were $88.1 million in fiscal year 2022, a $18.1 million, or 26%, increase compared to $69.9 million in the prior year. The increase was primarily attributable to $4.0 million related to the BluJay and Logistyx acquisitions. Additionally, there was an increase of $3.7 million for software and hosting costs, $3.5 million for share-based compensation and $1.0 million for travel and entertainment. During fiscal 2023, we incurred a $4.1 million impairment on our operating lease ROU assets and leasehold improvements due to vacating locations with the intent to sublease them. We also had a $1.4 million loss on the disposition of a subsidiary in February 2023. Although general and administrative expenses increased in fiscal year 2023 as compared to fiscal year 2022, general and administrative expenses as a percentage of revenue decreased from 16% in fiscal year 2022 to 14% in fiscal year 2023.

Other Operating Expenses

	Successor
	Fiscal Year Ended February 28,
($ in thousands)	2023	2022	$ Change	% Change
Acquisition and other related expenses	$16,297	$64,360	$(48,063)	-75%
Amortization of acquired intangible assets	82,812	46,358	36,454	79%
Total other operating expenses	$99,109	$110,718	$(11,609)	-10%

Acquisition and other related expenses were $16.3 million in fiscal year 2023, a $48.1 million, or 75%, decrease compared to $64.4 million in the prior year. The decrease was mainly related to legal and consulting expenses associated with the Logistyx Acquisition in fiscal year 2023 and BluJay Acquisition in fiscal year 2022.

Amortization of acquired intangible assets was $82.8 million in fiscal year 2023, a $36.5 million, or 79%, increase compared to $46.4 million in fiscal year 2022. The increase was a result of the BluJay Acquisition in September 2021 and Logistyx Acquisition in March 2022.

Goodwill Impairment

As indicated above, the market price of our Class A Common Stock and market capitalization declined significantly during the second quarter of fiscal 2023. This decline resulted in us determining that a triggering event occurred and an interim goodwill impairment assessment was performed. The result of the impairment assessment was the realization of a $514.8 million impairment charge. During the fourth quarter of fiscal 2023, the annual impairment test of goodwill was performed resulting in an impairment charge of $386.8 million to goodwill due to macroeconomic factors and current market conditions. These two impairment charges resulted in a total goodwill impairment charge of $901.6 million for the fiscal year ended February 28, 2023.

We did not have an impairment charge for goodwill in the prior year.

Interest and Other Expense, Net

	Successor
	Fiscal Year Ended February 28,
($ in thousands)	2023	2022	$ Change	% Change
Interest and other expense, net	$(76,831)	$(33,663)	$(43,168)	nm

Interest and other expense, net was $76.8 million in fiscal year 2023, a $43.2 million increase compared to $33.7 million in fiscal year 2023. The increase was primarily driven by the additional term loans used for the BluJay Acquisition in September 2021 and Logistyx Acquisition in March 2022, as well as higher interest rates in fiscal 2023.

Loss from Change in Tax Receivable Agreement

	Successor
	Fiscal Year Ended February 28,
($ in thousands)	2023	2022	$ Change	% Change
Loss from change in tax receivable agreement liability	$(2,886)	$(154)	$(2,732)	nm

During fiscal year 2023, we recorded a $2.9 million loss related to the change in the fair value of the tax receivable agreement liability under ASC 805, including interest, compared to a $0.2 million loss during fiscal year 2022. We have calculated the fair value of the tax receivable agreement payments and identified the timing of the utilization of the tax attributes. The tax receivable agreement liability, related to exchanges as of the Business Combination date, is revalued at the end of each reporting period with the gain or loss as well as the associated interest reflected in gain (loss) from change in tax receivable agreement liability in the Consolidated Statements of Operations in the period in which the event occurred.

In addition, under ASC 450, transactions with partnership unit holders after the acquisition date will result in additional Tax Receivable Agreement liabilities that are recorded on a gross undiscounted basis. During fiscal years 2023 and 2022, the Tax Receivable Agreement liability applicable to this guidance increased by $0.3 million and $16.3 million, respectively.

Gain from Change in Fair Value of Warrant Liability

	Successor
	Fiscal Year Ended February 28,
($ in thousands)	2023	2022	$ Change	% Change
Gain from change in fair value of warrant liability	$37,523	$1,633	$35,890	nm

We recorded a gain of $37.5 million in fiscal year 2023, a $35.9 million increase compared to a gain of $1.6 million in fiscal year 2022 for the change in fair value on the revaluation of our warrant liability associated with our public, private placement and forward purchase warrants. This change in fair value was related to such items as the change in our stock price, the volatility of the stock price of our peer group, changes in the risk free interest rate and expected exercise date of the warrants. We are required to revalue the warrants at the end of each reporting period and reflect in the Consolidated Statements of Operations a gain or loss from the change in fair value of the warrant liability in the period in which the change occurred.

Gain from Change in Fair Value of Contingent Consideration

	Successor
	Fiscal Year Ended February 28,
($ in thousands)	2023	2022	$ Change	% Change
Gain (loss) from change in fair value of contingent consideration	$16,020	$(69,760)	$85,780	nm

We recorded a gain of $16.0 million in fiscal year 2023, a $85.8 million increase compared to a loss of $69.8 million in fiscal year 2022 for the change in fair value on the revaluation of our contingent consideration associated with our restricted Series B-1 and B-2 common stock and Sponsor Side Letter. This change in fair value was related to such items as the change in the volatility of the stock price of our peer group, changes in the risk free interest rate and our expected stock price. We are required to revalue the contingent consideration at the end of each reporting period or upon conversion and reflect in the Consolidated Statements of Operations a gain or loss from the change in fair value of the contingent consideration in the period in which the change occurred.

Provision for Income Taxes

	Successor
	Fiscal Year Ended February 28,
($ in thousands)	2023	2022	$ Change	% Change
Loss before income taxes	$(970,578)	$(219,964)	$(750,614)	nm
Income tax benefit	250,376	30,050	220,326	nm

Loss before income taxes was $970.6 million in fiscal year 2023, a $750.6 million increase compared to a loss of $220.0 million in fiscal year 2023. This increase in the loss was primarily related to the $901.6 million impairment on goodwill taken during fiscal year 2023. The remaining increase was related to $52.5 million of higher operating expenses, $43.2 million of higher interest expense and a $36.5 million increase in the amortization of intangible assets when compared to the prior year. These expenses were partially offset by a $127.7 million higher gross profit due to the BluJay and Logistyx acquisitions along with a decrease in the amortization of the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination of $53.6 million. Additionally, there was a $35.9 million gain on the change in the fair value adjustment for the warrant liability and a $85.8 million gain associated with the fair value adjustment for the contingent consideration liability related to the restricted Series B-2 common stock and Series 2 RCUs when compared to the prior year.

The income tax benefit was $250.4 million, or 25.8%, in fiscal year 2023 compared to $30.1 million, or 13.7%, in fiscal year 2022. The change in our effective tax rate between periods was primarily due to the reduction in our deferred tax liability as a result of the goodwill impairment charge as well as a net release in the valuation allowance due to a U.S. legal entity restructuring, offset by changes in the impact of book income and losses of affiliates on the carrying amount of our partnership investment and changes in the mark-to-market gains and losses on certain contingent liabilities.

Fiscal Year Ended February 28, 2022 (Successor) Compared to February 4, 2021 Through February 28, 2021 (Successor) and March 1, 2020 Through February 3, 2021 (Predecessor)

The comparability of our operating results for the fiscal year ended February 28, 2022 as compared to the periods from February 4, 2021 through February 28, 2021 and March 1, 2020 through February 3, 2021 was impacted by the Business Combination in February 2021 and the acquisition of BluJay in September 2021. In the discussion of our results of operations, we may quantitatively disclose the impact of our acquired products and services to the extent they remain ascertainable. Revenue and expense contributions from our acquisition for the respective period comparisons generally were not separately identifiable due to the rapid integration of these businesses into our existing operations.

Revenue

	Successor		Predecessor
($ in thousands)	Fiscal Year Ended February 28, 2022	February 4, 2021 through February 28, 2021	March 1, 2020 through February 3, 2021	$ Change (1)	% Change (1)
Revenue:
Subscriptions revenue	$335,532	$14,117	$259,707	$61,708	23%
Professional services and other revenue	90,029	7,248	48,940	33,841	60%
Total revenue	$425,561	$21,365	$308,647	$95,549	29%

Percentage of revenue:
Subscriptions revenue	79%	66%	84%
Professional services and other revenue	21%	34%	16%
Total	100%	100%	100%

(1)
Change represents the fiscal year ended February 28, 2022 (Successor) compared to the combined Predecessor and Successor periods included within the fiscal year ended February 28, 2021.

Subscriptions revenue was $335.5 million in fiscal year 2022, a $61.7 million, or 23%, increase compared to $273.8 million for the combined Predecessor and Successor periods included within the fiscal year ended February 28, 2021. The increase in subscriptions revenue was primarily related to BluJay Acquisition and new organic subscription sales predominantly driven by increases in products utilized across our client portfolio. These increases were partially offset by the $53.6 million amortization of the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination. With the early adoption of ASU 2021-08, a fair value adjustment to deferred revenue for the BluJay Acquisition was not required nor recorded; therefore, amortization of the fair value adjustment to deferred revenue similar to the Business Combination Adjustment will not occur for the BluJay Acquisition or subsequent acquisitions.

Professional services and other revenue was $90.0 million in fiscal year 2022, a $33.8 million, or 60%, increase compared to $56.2 million the combined Predecessor and Successor periods included within the fiscal year ended February 28, 2021. This increase was primarily related to the BluJay Acquisition, clients delaying projects in fiscal year 2021 due to the COVID-19 pandemic and new subscriptions sales resulting in favorable year-over-year growth.

Subscriptions revenue as a percentage of total revenue decreased to 79% for our fiscal year ended February 28, 2022 from 83% for the combined Predecessor and Successor periods included within the fiscal year ended February 28, 2021. This decrease was primarily related to the amortization of the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination and the increase in professional services and other revenue as noted above.

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

(1)
Change represents the fiscal year ended February 28, 2022 (Successor) compared to the combined Predecessor and Successor periods included within the fiscal year ended February 28, 2021.

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

(1)
Change represents the fiscal year ended February 28, 2022 (Successor) compared to the combined Predecessor and Successor periods included within the fiscal year ended February 28, 2021.

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

(1)
Change represents the fiscal year ended February 28, 2022 (Successor) compared to the combined Predecessor and Successor periods included within the fiscal year ended February 28, 2021.

Sales and marketing expenses were $60.3 million in fiscal year 2022, a $5.4 million, or 10%, increase compared to $54.8 million for the combined Predecessor and Successor periods included within the fiscal year ended February 28, 2021. An increase of $10.0 million was primarily driven by the BluJay Acquisition in fiscal year 2022 and the investment in our new logo sales and marketing resources. This increase was partially offset by a $4.2 million decrease in share-based compensation due to the acceleration of unvested options and restricted units of E2open Holdings in connection with the Business Combination and a reduction in commission expenses associated with the revaluation of prepaid commissions as a result of the Business Combination in February 2021.

General and Administrative

	Successor		Predecessor
($ in thousands)	Fiscal Year Ended February 28, 2022	February 4, 2021 through February 28, 2021	March 1, 2020 through February 3, 2021	$ Change (1)	% Change (1)
General and administrative	$69,922	$23,123	$37,355	$9,444	16%
Percentage of revenue	16%	108%	12%

(1)
Change represents the fiscal year ended February 28, 2022 (Successor) compared to the combined Predecessor and Successor periods included within the fiscal year ended February 28, 2021.

General and administrative expenses were $69.9 million in fiscal year 2022, a $9.4 million, or 16%, increase compared to $60.5 million for the combined Predecessor and Successor periods included within the fiscal year ended February 28, 2021. The BluJay Acquisition and costs related to us becoming a public company resulted in a $28.4 million increase over the prior period that was partially offset by a decrease of $18.9 million related to additional share-based compensation recognized related to the acceleration of unvested options and restricted units of E2open Holdings and share-based compensation for the restricted Series B-1 and B-2 common stock issued in connection with the Business Combination for the accelerated unvested options and restricted units during fiscal year 2021.

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

(1)
Change represents the fiscal year ended February 28, 2022 (Successor) compared to the combined Predecessor and Successor periods included within the fiscal year ended February 28, 2021.

Acquisition and other related expenses were $64.4 million for fiscal year 2022, a $45.7 million increase compared to $18.7 million for the combined Predecessor and Successor periods included within the fiscal year ended February 28, 2022. The increase was mainly related to legal, consulting and transaction related expenses associated with the BluJay Acquisition in fiscal year 2022.

Amortization of acquired intangible assets was $46.4 million for fiscal year 2022, a $13.8 million, or 43%, increase compared to $32.5 million for the combined Predecessor and Successor periods included within the fiscal year ended February 28, 2022. The increase was a result of the BluJay Acquisition in September 2021 partially offset by the revaluation and change in the composition of the intangible assets associated with the Business Combination in February 2021.

Interest and Other Expense, Net

	Successor		Predecessor
($ in thousands)	Fiscal Year Ended February 28, 2022	February 4, 2021 through February 28, 2021	March 1, 2020 through February 3, 2021	$ Change (1)	% Change (1)
Interest and other expense, net	$(33,663)	$(1,928)	$(65,469)	$33,734	-50%

(1)
Change represents the fiscal year ended February 28, 2022 (Successor) compared to the combined Predecessor and Successor periods included within the fiscal year ended February 28, 2021.

Interest and other expense, net was $33.7 million in fiscal year 2022, a $33.7 million, or 50%, decrease compared to $67.4 million for the combined Predecessor and Successor periods included within the fiscal year ended February 28, 2022. The decrease was primarily due to a reduction in the interest rate on the debt refinanced in the Business Combination in February 2021 as well as the reduction in outstanding debt for the first half of fiscal year 2022. Additional debt was borrowed under our existing term loan for the BluJay Acquisition in September 2021; however, the additional borrowings also benefited from the lower interest rates.

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

(1)
Change represents the fiscal year ended February 28, 2022 (Successor) compared to the combined Predecessor and Successor periods included within the fiscal year ended February 28, 2021.

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

(1)
Change represents the fiscal year ended February 28, 2022 (Successor) compared to the combined Predecessor and Successor periods included within the fiscal year ended February 28, 2021.

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

(1)
Change represents the fiscal year ended February 28, 2022 (Successor) compared to the combined Predecessor and Successor periods included within the fiscal year ended February 28, 2021.

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

The income tax benefit was $30.1 million, or 13.7%, in fiscal year 2022 compared to $7.3 million, or 17.2% for the combined Predecessor and Successor periods included within the fiscal year ended February 28, 2021. The change was primarily due to an increase in loss from continuing operations included in the tax provision for fiscal year 2022 that resulted in a decrease in the overall basis difference in the partnership. This benefit was partially offset by nondeductible mark-to-market losses associated with contingent liabilities and certain equity consideration liabilities and changes in valuation allowances in certain jurisdictions within which we operate as well as the impact to fiscal year 2022 of losses attributable to our noncontrolling interest in our affiliate. In accordance with ASC 740-20-45-11, we accounted for the tax effect of the step-up in income tax basis related to transactions with or among shareholders and recognized a deferred tax asset and corresponding increase in stockholders' equity of $36.8 million.

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

We calculate and define Non-GAAP revenue as revenue and subscriptions revenue excluding the impact of the deferred revenue fair value adjustment related to the purchase price allocation in the Business Combination. We calculate and define Non-GAAP gross profit as gross profit excluding amortization of the deferred revenue fair value adjustment, depreciation and amortization, share-based compensation and certain other non-cash and non-recurring items. We define and calculate EBITDA as net income or losses excluding interest income or expense, income tax expense or benefit, depreciation and amortization and Adjusted EBITDA as further adjusted for the following items: amortization of the deferred revenue fair value adjustment, goodwill impairment charge, right-of-use assets charge, transaction-related costs, (gain) loss from changes in the tax receivable agreement liability, (gain) loss from changes in the fair value of the warrant liability and contingent consideration, share-based compensation and certain other non-cash and non-recurring items as described in the reconciliation below. We also report Non-GAAP gross profit and Adjusted EBITDA as a percentage of Non-GAAP revenue as additional measures to evaluate financial performance.

We include these non-GAAP financial measures because they are used by management to evaluate our core operating performance and trends and to make strategic decisions regarding the allocation of capital and new investments. These non-GAAP measures exclude certain expenses that are required in accordance with U.S. GAAP because they are non-recurring (for example, in the case of transaction-related costs, goodwill impairment charge, right-of-use assets charge and amortization of the deferred revenue fair value adjustment), non-cash (for example, in the case of depreciation, amortization, (gain) loss from changes in the tax receivable agreement liability, (gain) loss from changes in the fair value of the warrant liability and contingent consideration, share-based compensation and amortization of the deferred revenue fair value adjustment) or are not related to our underlying business performance (for example, in the case of interest income and expense). There are limitations to non-GAAP financial measures because they exclude charges and credits that are required to be included in the U.S. GAAP financial presentation. The items excluded from U.S. GAAP financial measures such as net income or loss to arrive at non-GAAP financial measures are significant components for understanding and assessing our financial performance. As a result, non-GAAP financial measures should be considered together with, and not alternatives to, financial measures prepared in accordance with U.S. GAAP.

The table below presents our Non-GAAP revenue reconciled to our reported revenue, the closest U.S. GAAP measure, for the periods indicated:

	Successor			Predecessor
($ in thousands)	Fiscal Year Ended February 28, 2023	Fiscal Year Ended February 28, 2022	February 4, 2021 through February 28, 2021	March 1, 2020 through February 3, 2021
Subscriptions revenue	$532,940	$335,532	$14,117	$259,707
Business Combination adjustment (1)	—	53,564	7,797	—
Non-GAAP subscriptions revenue	532,940	389,096	21,914	259,707
Professional services and other revenue	119,275	90,029	7,248	48,940
Non-GAAP revenue	$652,215	$479,125	$29,162	$308,647

(1)
Includes the amortization of the fair value adjustment to the deferred revenue related to the purchase price allocation in the Business Combination. As of February 28, 2022, the remaining balance of the deferred revenue purchase price adjustment was $0.5 million which results in an immaterial amortized amount reported in the Consolidated Statements of Operations; therefore, an amount will not be presented in fiscal 2023.

The table below presents our Non-GAAP gross profit reconciled to our reported gross profit, the closest U.S. GAAP measure, for the periods indicated:

	Successor			Predecessor
($ in thousands)	Fiscal Year Ended February 28, 2023	Fiscal Year Ended February 28, 2022	February 4, 2021 through February 28, 2021	March 1, 2020 through February 3, 2021
Gross profit
Reported gross profit	$330,283	$202,585	$5,181	$193,658
Business Combination adjustment (1)	—	53,564	7,797	—
Depreciation and amortization	114,075	84,921	4,645	25,236
Non-recurring/non-operating costs (2)	2,461	1,613	110	254
Share-based compensation (3)	1,515	1,294	3,248	624
Non-GAAP gross profit	$448,334	$343,977	$20,981	$219,772
Gross margin	50.6%	47.6%	24.2%	62.7%
Non-GAAP gross margin	68.7%	71.8%	71.9%	71.2%

(1)
Includes the fair value adjustment to the deferred revenue related to the purchase price allocation in the Business Combination. As of February 28, 2022, the remaining balance of the deferred revenue purchase price adjustment was $0.5 million which results in an immaterial amortized amount reported in the Consolidated Statements of Operations; therefore, an amount will not be presented in fiscal 2023.
(2)
Primarily includes other non-recurring expenses such as systems integrations, consulting, advisory fees and expenses related to retention of key employees from acquisitions.

(3)
Reflects non-cash, long-term share-based and unit-based compensation expense. The period from February 4, 2021 through February 28, 2021, included $3.2 million in share-based compensation related to the acceleration of unvested options and restricted units of E2open Holdings in connection with the Business Combination. In fiscal year 2023, we expanded our share-based compensation program to all eligible employees.

The table below presents our Adjusted EBITDA reconciled to our net (loss) income, the closest U.S. GAAP measure, for the periods indicated:

	Successor			Predecessor
($ in thousands)	Fiscal Year Ended February 28, 2023	Fiscal Year Ended February 28, 2022	February 4, 2021 through February 28, 2021	March 1, 2020 through February 3, 2021
Net (loss) income	$(720,202)	$(189,914)	$12,857	$(47,930)
Adjustments:
Interest expense, net	73,793	32,610	1,804	65,340
Income tax benefit	(250,376)	(30,050)	(612)	(6,681)
Depreciation and amortization	213,260	142,609	6,394	63,263
EBITDA	(683,525)	(44,745)	20,443	73,992
EBITDA Margin	-104.8%	-10.5%	95.7%	24.0%
Business Combination adjustment (1)	—	53,564	7,797	—
Goodwill impairment charge (2)	901,566	—	—	—
Right-of-use assets impairment charge (3)	4,137	—	—	—
Loss on disposition	1,400	—	—	—
Acquisition-related adjustments (4)	16,297	64,360	4,317	14,348
(Gain) loss from change in tax receivable agreement liability (5)	2,886	154	—	—
Gain from change in fair value of warrant liability (6)	(37,523)	(1,633)	(23,187)	—
(Gain) loss from change in fair value of contingent consideration (7)	(16,020)	69,760	(33,740)	—
Non-recurring/non-operating costs (8)	10,154	9,726	443	3,933
Share-based compensation (9)	17,758	11,293	33,000	8,118
Adjusted EBITDA	$217,130	$162,479	$9,073	$100,391
Adjusted EBITDA Margin	33.3%	33.9%	31.1%	32.5%

(1)
Includes the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination. As of February 28, 2022, the remaining balance of the deferred revenue purchase price adjustment was $0.5 million which results in an immaterial amortized amount reported in the Consolidated Statements of Operations; therefore, an amount will not be presented in fiscal 2023.
(2)
Represents the goodwill impairment taken in the second and fourth quarters of fiscal year 2023.
(3)
Represents the impairment on our operating lease ROU assets and leasehold improvements due to vacating certain facilities.
(4)
Primarily includes advisory, consulting, accounting and legal expenses and severance incurred in connection with mergers and acquisitions activities, including related valuation, negotiation and integration costs and capital-raising activities, related to the Business Combination and acquisitions of BluJay, Logistyx and Amber Road.
(5)
Represents the fair value adjustment at each balance sheet date for the Tax Receivable Agreement along with the associated interest.
(6)
Represents the fair value adjustment at each balance sheet date of the warrant liability related to the public, private placement and forward purchase warrants.
(7)
Represents the fair value adjustment at each balance sheet date of the contingent consideration liability related to the restricted Series B-1 and B-2 common stock and Sponsor Side Letter and Series 1 and 2 RCUs. The Series B-1 common stock, Sponsor Side Letter and Series 1 RCUs were automatically converted into our Class A Common Stock on a one-to-one basis as of June 8, 2021.

(8)
Primarily includes other non-recurring expenses such as systems integrations, legal entity rationalization, consulting, advisory fees and expenses related to retention of key employees from acquisitions. In addition, the fiscal year 2023 includes $0.8 million for severance expense related to an executive who left the Company.
(9)
Reflects non-cash, long-term share-based and unit-based compensation expense, primarily related to senior management. For fiscal year 2023, fiscal year 2022 and the period from March 1, 2020 through February 3, 2021 unit-based compensation included a $0.2 million, $0.7 million and $0.8 million expense, respectively, attributable to certain unit-based awards in connection with the Amber Road acquisition. The period from February 4, 2021 through February 28, 2021, included $28.2 million in share-based compensation related to the acceleration of unvested options and restricted units of E2open Holdings in connection with the Business Combination and $4.7 million unit-based compensation expense for the restricted Series B-1 and B-2 common stock issued in connection with the Business Combination for the accelerated unvested options and restricted units. In fiscal year 2023, we expanded our share-based compensation program to all eligible employees.

Fiscal Year Ended February 28, 2023 (Successor) Compared to Fiscal Year Ended February 28, 2022 (Successor)

The comparability of our operating results for the fiscal year ended February 28, 2023 (Successor) as compared to the fiscal year ended February 28, 2022 (Successor) was impacted by the BluJay Acquisition in September 2021 and Logistyx Acquisition in March 2022. Revenue and expense contributions from our acquisitions for the respective period comparisons generally were not separately identifiable due to the integration of these businesses into our existing operations.

Non-GAAP Subscriptions Revenue

	Successor
	Fiscal Year Ended February 28,
($ in thousands)	2023	2022	$ Change	% Change
Non-GAAP subscriptions revenue	$532,940	$389,096	$143,844	37%
Percentage of Non-GAAP revenue	82%	81%

Non-GAAP subscriptions revenue was $532.9 million for the fiscal year ended February 28, 2023, a $143.8 million, or 37%, increase compared to $389.1 million for the fiscal year ended February 28, 2022. The increase in Non-GAAP subscriptions revenue related to the BluJay and Logistyx acquisitions and new organic subscription sales predominately driven by increases in the number of products utilized across our client portfolio.

Non-GAAP Revenue

	Successor
	Fiscal Year Ended February 28,
($ in thousands)	2023	2022	$ Change	% Change
Non-GAAP revenue	$652,215	$479,125	$173,090	36%

Non-GAAP revenue was $652.2 million for the fiscal year ended February 28, 2023, a $173.1 million, or 36%, increase compared to $479.1 million for the fiscal year ended February 28, 2022. The increase in Non-GAAP revenue was mainly due to the $143.8 million increase in our subscriptions revenue related to the BluJay and Logistyx acquisitions and new organic sales driven by increases in products utilized across our current client portfolio. Additionally, $29.2 million of the increase was due to an increase in our professional services and other revenue primarily related to the BluJay and Logistyx acquisitions.

Gross Profit

	Successor
	Fiscal Year Ended February 28,
($ in thousands)	2023	2022	$ Change	% Change
Gross profit	$330,283	$202,585	$127,698	63%
Gross margin	50.6%	47.6%

Gross profit was $330.3 million for the fiscal year ended February 28, 2023, a $127.7 million, or 63%, increase compared to $202.6 million for the fiscal year ended February 28, 2022. The increase in gross profit was primarily due to BluJay and Logistyx acquisitions as well as the decrease in the amortization of the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination of $53.6 million. Gross margin was 51% for fiscal year 2023 compared to 48% for fiscal year 2022.

Non-GAAP Gross Profit

	Successor
	Fiscal Year Ended February 28,
($ in thousands)	2023	2022	$ Change	% Change
Non-GAAP gross profit	$448,334	$343,977	$104,357	30%
Non-GAAP gross margin	68.7%	71.8%

Non-GAAP gross profit was $448.3 million for the fiscal year ended February 28, 2023, a $104.4 million, or 30%, increase compared to $344.0 million for the fiscal year ended February 28, 2022. The increase in adjusted gross profit was primarily due to the BluJay and Logistyx acquisitions. The Non-GAAP gross margin decreased in fiscal year 2023 to 69% compared to 72% for fiscal year 2022 due to lower gross margins from professional services driven by our investment in strategic system integrator partnership initiatives as well as the Logistyx acquisition.

EBITDA

	Successor
	Fiscal Year Ended February 28,
($ in thousands)	2023	2022	$ Change	% Change
EBITDA	$(683,525)	$(44,745)	$(638,780)	nm
EBITDA margin	-104.8%	-10.5%
EBITDA was a loss of $683.5 million for fiscal year 2023, a $638.8 million increase compared to loss of $44.7 million for fiscal year 2022. EBITDA margin was a negative 105% for fiscal year 2023 compared to a negative 11% for fiscal year 2022. The decrease in EBITDA and EBITDA margins was primarily related to the $901.6 million goodwill impairment charge taken during fiscal year 2023. This expense was partially offset by a decrease of $53.6 million in the amortization of the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination. Additionally, there was a $48.1 million decrease in acquisition related expenses, higher revenues in fiscal year 2023, a $35.9 million higher gain for the fair value adjustment for the warrant liability and a $85.8 million higher gain associated with the fair value adjustment for the contingent consideration liability related to the restricted Series B-2 common stock when compared to fiscal year 2022.

Adjusted EBITDA

	Successor
	Fiscal Year Ended February 28,
($ in thousands)	2023	2022	$ Change	% Change
Adjusted EBITDA	$217,130	$162,479	$54,651	34%
Adjusted EBITDA margin	33.3%	33.9%

Adjusted EBITDA was $217.1 million for fiscal year 2023, a $54.7 million, or 34%, increase compared to $162.5 million for fiscal year 2022 due to higher gross margins offset by marginally higher operating expenses. Adjusted EBITDA margin was 33% for fiscal year 2023 compared to 34% for fiscal year 2022.

Fiscal Year Ended February 28, 2022 (Successor) Compared to February 4, 2021 Through February 28, 2021 (Successor) and March 1, 2020 Through February 3, 2021 (Predecessor)

The comparability of our operating results for the fiscal year ended February 28, 2022 (Successor) as compared to the periods from February 4, 2021 through February 28, 2021 (Successor) and March 1, 2020 through February 3, 2021 (Predecessor) was impacted by the BluJay Acquisition in September 2021. Revenue and expense contributions from our acquisition for the respective period comparisons generally were not separately identifiable due to the integration of these businesses into our existing operations.

Non-GAAP Subscriptions Revenue

	Successor		Predecessor
($ in thousands)	Fiscal Year Ended February 28, 2022	February 4, 2021 through February 28, 2021	March 1, 2020 through February 3, 2021	$ Change (1)	% Change (1)
Non-GAAP subscriptions revenue	$389,096	$21,914	$259,707	$107,475	38%
Percentage of Non-GAAP revenue	81%	75%	84%

(1)
Change represents the fiscal year ended February 28, 2022 (Successor) compared to the combined Predecessor and Successor periods included within the fiscal year ended February 28, 2021.

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

(1)
Change represents the fiscal year ended February 28, 2022 (Successor) compared to the combined Predecessor and Successor periods included within the fiscal year ended February 28, 2021.

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

(1)
Change represents the fiscal year ended February 28, 2022 (Successor) compared to the combined Predecessor and Successor periods included within the fiscal year ended February 28, 2021.

Gross profit was $202.6 million for the fiscal year ended February 28, 2022, a $3.7 million, or 2%, increase compared to $198.8 million for the combined Predecessor and Successor periods included in the fiscal year ended February 28, 2021. The increase in gross profit was primarily due to the subscriptions and professional services and other revenue growth discussed above offset by the $53.6 million amortization of the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination. Gross margin was 48% for fiscal year 2022 compared to 60% for fiscal year 2021.

Non-GAAP Gross Profit

	Successor		Predecessor
($ in thousands)	Fiscal Year Ended February 28, 2022	February 4, 2021 through February 28, 2021	March 1, 2020 through February 3, 2021	$ Change (1)	% Change (1)
Non-GAAP gross profit	$343,977	$20,981	$219,772	$103,224	43%
Non-GAAP gross margin	71.8%	71.9%	71.2%

(1)
Change represents the fiscal year ended February 28, 2022 (Successor) compared to the combined Predecessor and Successor periods included within the fiscal year ended February 28, 2021.

Non-GAAP gross profit was $344.0 million for the fiscal year ended February 28, 2022, a $103.2 million, or 43%, increase compared to $240.8 million for the combined Predecessor and Successor periods included in the fiscal year ended February 28, 2021. The increase in adjusted gross profit was due to an increase in Non-GAAP subscriptions and professional services and other revenue as discussed above. The Non-GAAP gross margin increased to 72% for fiscal year 2022 versus 71% for fiscal year 2021.

EBITDA

	Successor		Predecessor
($ in thousands)	Fiscal Year Ended February 28, 2022	February 4, 2021 through February 28, 2021	March 1, 2020 through February 3, 2021	$ Change (1)	% Change (1)
EBITDA	$(44,745)	$20,443	$73,992	$(139,180)	nm
EBITDA margin	-10.5%	95.7%	24.0%

(1)
Change represents the fiscal year ended February 28, 2022 (Successor) compared to the combined Predecessor and Successor periods included within the fiscal year ended February 28, 2021.

EBITDA was a negative $44.7 million for fiscal year 2022, a $139.2 million decrease compared to $94.4 million for the combined Predecessor and Successor periods included in the fiscal year ended February 28, 2021. EBITDA margins decreased to a negative 11% for fiscal year 2022 compared to 29% for the combined Predecessor and Successor periods included within the fiscal year ended February 28, 2021. The decrease in EBITDA and EBITDA margins was primarily related to the $53.6 million amortization of the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination, a loss of $69.8 million associated with the fair value adjustment for the contingent consideration liability related to the Sponsor Side Letter and restricted Series B-1 and B-2 common stock and the additional $45.7 million of acquisition related expenses incurred in fiscal year 2022 related to the BluJay Acquisition. These higher expenses were partially offset by a gain of $1.6 million for the fair value adjustment for the warrant liability and $29.8 million of lower share-based compensation expense in fiscal year 2022 due to the acceleration of unvested options and restricted units of E2open Holdings in connection with the Business Combination in February 2021 and higher revenues in fiscal year 2022.

Adjusted EBITDA

	Successor		Predecessor
($ in thousands)	Fiscal Year Ended February 28, 2022	February 4, 2021 through February 28, 2021	March 1, 2020 through February 3, 2021	$ Change (1)	% Change (1)
Adjusted EBITDA	$162,479	$9,073	$100,391	$53,015	48%
Adjusted EBITDA margin	33.9%	31.1%	32.5%

(1)
Change represents the fiscal year ended February 28, 2022 (Successor) compared to the combined Predecessor and Successor periods included within the fiscal year ended February 28, 2021.

Adjusted EBITDA was $162.5 million for fiscal year 2022, a $53.0 million, or 48%, increase compared to $109.5 million for the combined Predecessor and Successor periods included in the fiscal year ended February 28, 2021. Adjusted EBITDA margins increased to 34% for fiscal year 2022 compared to 32% for fiscal year 2021. This increase in Adjusted EBITDA and adjusted EBITDA margin was primarily related to the BluJay Acquisition and stronger operating results due to organic revenue growth. Adjusted EBITDA for fiscal year 2022 includes realized synergies from the BluJay Acquisition of $6.6 million.

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

We had $93.0 million in cash and cash equivalents and $155.0 million of unused borrowing capacity under our 2021 Revolving Credit Facility as of February 28, 2023. See Note 13, Notes Payable to the Notes to the Consolidated Financial Statements. We believe our existing cash and cash equivalents, cash provided by operating activities and, if necessary, the borrowing capacity under our 2021 Revolving Credit Facility will be sufficient to meet our working capital, debt repayment and capital expenditure requirements for at least the next twelve months.

In the future, we may enter into arrangements to acquire or invest in complementary businesses. To facilitate these acquisitions or investments, we may seek additional equity or debt financing.

Share Repurchase Program

On January 20, 2022, our board of directors approved the 2022 Share Repurchase Program. Share repurchases could have been made from time to time in the open market, in privately negotiated transactions, pursuant to other Rule 10b5-1 trading plans or other available means. The 2022 Share Repurchase Program was subject to market conditions and other factors and did not obligate us to repurchase any dollar amount or number of Class A Common Stock and the program could have been extended, modified, suspended or discontinued at any time, without prior notice. Share repurchases would have been funded with cash on hand.

No shares of Class A Common Stock were repurchased under the 2022 Share Repurchase Program which terminated according to the plan documents on January 19, 2023.

Debt

2021 Term Loan and Revolving Credit Facility

On February 4, 2021, as part of the Business Combination, E2open, LLC, our subsidiary, entered into a $525.0 million term loan (2021 Term Loan) and a $75.0 million revolver (2021 Revolving Credit Facility). On September 1, 2021, in connection with the BluJay Acquisition, the Credit Agreement was amended to include a $380.0 million incremental term loan, an increase in the 2021 Revolving Credit Facility from $75.0 million to $155.0 million and an increase in the letter of credit sublimit from $15.0 million to $30.0 million. On April 6, 2022, as a result of the Logistyx Acquisition, the 2021 Credit Agreement was amended to include a $190.0 million incremental term loan bringing our total borrowing under term loans to $1,095.0 million.

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

The 2021 Term Loan has a variable interest rate which was LIBOR plus 350 basis points, with a 50 basis point floor, or 8.08% as of February 28, 2023 and 4.00% as of February 28, 2022. As of February 28, 2023 and 2022, the 2021 Term Loan had a principal balance outstanding of $1,078.2 million and $899.2 million, respectively. There were no outstanding borrowings, no outstanding letters of credit and $155.0 million available borrowing capacity under the 2021 Revolving Credit Facility as of February 28, 2023. There were $80.0 million of outstanding borrowings at an interest rate of 5.25%, no letters of credit and $75.0 million available borrowing capacity under the 2021 Revolving Credit Facility as of February 28, 2022.

The average interest rate on our 2021 Term Loan was impacted by changes in market interest rates, which was attributed to the Federal Open Market Committee (FOMC) of the Federal Reserve raising their target benchmark interest rate throughout fiscal 2023, resulting in subsequent prime rate increases of 450 basis points between March 2022 and February 2023. Based on our current outstanding 2021 Term Loan as of February 28, 2023, this increase would result in an additional $48.5 million of interest expense per year.

Beginning in March 2023, we entered into zero-cost interest rate collars to reduce our exposure to the variability of our interest rate associated with our outstanding debt. By keeping interest rates within the executed bands, or caps and floors, of the collars, we are able to reduce exposure to the interest rate risk. Effective March 31, 2023, we entered into an interest rate collar with a notional amount of $200.0 million and a maturity date of March 31, 2026. The executed cap was 4.75% and the floor was 2.57%. Effective April 6, 2023, an additional interest rate collar was executed with a notional amount of $100.0 million and a maturity date of March 31, 2026. The executed cap was 4.50% and the floor was 2.56%.

The principal payment obligations under our notes payable as of February 28, 2023 were: $11.1 million for fiscal 2024, $11.1 million for fiscal 2025, $11.1 million for fiscal 2026, $11.0 million for fiscal 2027, $1,034.4 million for fiscal 2028.

Cash Flows

The following table presents net cash from operating activities, investing activities and financing activities:

	Successor			Predecessor
($ in thousands)	Fiscal Year Ended February 28, 2023	Fiscal Year Ended February 28, 2022	February 4, 2021 through February 28, 2021	March 1, 2020 through February 3, 2021
Net cash provided by operating activities	$68,098	$51,154	$5,801	$8,654
Net cash used in investing activities	(228,729)	(808,508)	(467,275)	(13,990)
Net cash provided by financing activities	90,435	710,708	(468)	626,449
Effect of exchange rate changes on cash and cash equivalents	(16)	13,658	41	(98)
Net (decrease) increase in cash, cash equivalents and restricted cash	(70,212)	(32,988)	(461,901)	621,015
Cash, cash equivalents and restricted cash at beginning of year	174,554	207,542	669,443	48,428
Cash, cash equivalents and restricted cash at end of year	$104,342	$174,554	$207,542	$669,443

Fiscal Year Ended February 28, 2023 (Successor) Compared to Fiscal Year Ended February 28, 2022 (Successor)

For the fiscal year ended February 28, 2023, our consolidated cash, cash equivalents and restricted cash decreased by approximately $70.2 million to $104.3 million as compared to our balance of $174.6 million as of February 28, 2022.

Net cash provided by operating activities for fiscal year 2023 was $68.1 million compared to $51.2 million for fiscal year 2022. The increase in cash flows from operating activities was primarily driven by additional gross profits contributed by BluJay and Logistyx as well as organic growth partially offset by the use of $38.6 million of cash for working capital items such as the following (excluding the non-cash impact of the $53.1 million change in the deferred revenue purchase accounting adjustment to net working capital between fiscal year 2023 and 2022):

•
the increase in cash for accounts payable and accrued liabilities which includes items such as accrued compensation, accrued interest payable, accrued severance and retention, trade accounts payable and accrued professional services; and
•
and the reduction in channel client deposits in fiscal year 2023 compared to fiscal year 2022.

Net cash used in investing activities was $228.7 million and $808.5 million for fiscal year 2023 and 2022, respectively. During fiscal year 2023, net cash of $179.2 million was used for the Logistyx Acquisition while $774.2 million of cash was used for the BluJay Acquisition during fiscal year 2022. During fiscal years 2023 and 2022, $48.1 million and $31.8 million were used for the acquisition of software and property related to our data centers, respectively.

Net cash provided by financing activities for fiscal year 2023 was $90.4 million compared to $710.7 million for fiscal year 2022. The decrease in cash provided by financing activities was primarily due to following:

•
We received $300.0 million in PIPE investment proceeds, obtained additional borrowings of $380.0 million from the issuance of an incremental term loan for the BluJay Acquisition and borrowed $95.0 million under the 2021 Revolving Credit Facility in fiscal year 2022 compared to the $190.0 million incremental term loan for the Logistyx Acquisition and $25.0 million borrowings under the 2021 Revolving Credit Facility in fiscal year 2023;
•
During fiscal year 2023, we repaid $105.0 million under the 2021 Revolving Credit Facility compared to $15.0 million in fiscal year 2022;
•
We paid an additional $5.1 million on the 2021 Term Loan during fiscal year 2023 when compared to fiscal year 2022;
•
During fiscal year 2023, we paid $4.8 million in debt issuance costs related to the $190.0 million term loan compared to $10.4 million in debt issuance costs related to the additional borrowings in fiscal year 2022;
•
We paid an additional $15.4 million more for the repurchase of Common Units upon conversion to cash during fiscal year 2022 than we did in fiscal year 2023;
•
We paid $7.1 million of offering costs associated with the PIPE investment financing during fiscal year 2022.

Fiscal Year Ended February 28, 2022 (Successor) Compared to February 4, 2021 Through February 28, 2021 (Successor) and March 1, 2020 Through February 3, 2021 (Predecessor)

For the fiscal year ended February 28, 2022, our consolidated cash, cash equivalents and restricted cash decreased by approximately $32.9 million to $174.6 million as compared to our balance of $207.5 million as of February 28, 2021.

Net cash provided by operating activities for fiscal year 2022 was $51.2 million compared to $14.5 million for the combined Predecessor and Successor periods included within the fiscal year ended February 28, 2021. The increase in cash flows from operating activities was primarily due to an increase in gross profit due to the BluJay Acquisition, new organic subscription sales, an increase in professional services due to clients delaying projects in fiscal year 2021 due to the COVID-19 pandemic, interest savings on our debt and an increase in cash provided by working capital.

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

Net cash provided by financing activities for fiscal year 2022 was $710.7 million compared to $626.0 million for the combined Predecessor and Successor periods included within the fiscal year ended February 28, 2021. The increase in cash provided by financing activities was primarily due to additional debt of $117.0 million, net of offering costs, borrowed to finance the BluJay Acquisition. This increase in cash was offset by the repurchase of $2.5 million of common stock, the repurchase of $16.8 million of Common Units and the payment of $10.4 million of debt issuance costs in fiscal year 2022. Additionally, we received $3.5 million in cash from the sale of membership units in fiscal year 2021.

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

The liability related to the Tax Receivable Agreement was $69.7 million and $66.6 million as of February 28, 2023 and 2022, respectively, assuming (1) a corporate tax rate of 24.2% and 24.1% as of February 28, 2023 and 2022, respectively, (2) no dispositions of corporate subsidiaries, (3) no material changes in tax law and (4) we do not elect an early termination of the Tax Receivable Agreement. However, due to the uncertainty of various factors, including: (a) the timing and value of future exchanges, (b) the amount and timing of our future taxable income, (c) changes in our tax rate, (d) no future dispositions of any corporate stock, (e) changes in the tax law and (f) changes in the discount rate, the likely tax savings we will realize and the resulting amounts we are likely to pay to the selling equity holders of E2open Holdings pursuant to the Tax Receivable Agreement are uncertain. Additionally, interest will accrue on the portion of the Tax Receivable Agreement liability recorded under ASC 805 at a rate of LIBOR plus 100 basis points. The portion of the Tax Receivable Agreement liability under ASC 450 is recorded on a gross undiscounted basis.

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

Under the Tax Receivable Agreement, future gross payments calculated as of February 28, 2023 are estimated to be: $2.4 million in fiscal 2024, $16.3 million in fiscal 2025, $17.3 million in fiscal 2026, $2.9 million in fiscal 2027, $2.8 million in 2028 and $72.2 million thereafter.

Warrant Liability

As of February 28, 2023 and 2022, there were an aggregate of 29,079,872 warrants outstanding, respectively, which include the public warrants, private placement warrants and forward purchase warrants. Each warrant entitles its holders to purchase one share of our Class A Common Stock at an exercise price of $11.50 per share. The warrants are recorded as a liability in warrant liability on the Consolidated Balance Sheets with a balance of $29.6 million and $67.1 million as of February 28, 2023 and 2022, respectively. During the fiscal years ended February 28, 2023 and 2022 and period from February 4, 2021 through February 28, 2021, a gain of $37.5 million, $1.6 million and $23.2 million was recognized in gain from change in fair value of the warrant liability in the Consolidated Statements of Operations, respectively. During the fiscal year ended February 28, 2022, 100 warrants were exercised with a total exercise price of $1,150.

Conversion of Contingent Consideration

The contingent consideration liability was $29.5 million and $45.6 million as of February 28, 2023 and 2022, respectively. The fair value remeasurements resulted in a gain of $16.0 million, loss of $69.8 million and gain of $33.7 million for the fiscal years ended February 28, 2023 and 2022 and the period from February 4, 2021 through February 28, 2021, respectively. There was no gain or loss for the period from March 1, 2020 through February 3, 2021 and the year ended February 28, 2021 as the underlying equity was not issued until February 4, 2021. The contingent liability represents the Series B-1 common stock, Series B-2 common stock, Series 1 RCUs and Series 2 RCUs.

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

Our non-cancelable operating leases for our office spaces have various expiration dates through June 2030. Under these leases, our undiscounted future cash flows utilized in the calculation of the lease liabilities as of February 28, 2023 were: $8.7 million for fiscal 2024, $6.8 million for fiscal 2025, $4.4 million for fiscal 2026, $3.0 million for fiscal 2027, $1.4 million for fiscal 2028 and $1.1 million thereafter. These numbers include interest of $2.3 million.

Our non-cancelable financing lease arrangements relate to software and computer equipment and have various expiration dates through December 2025. We have the right to purchase the software and computer equipment anytime during the lease or upon lease completion. Under these leases, our undiscounted future cash flows utilized in the calculation of the lease liabilities as of February 28, 2023 were: $2.7 million for fiscal 2024, $0.6 million for fiscal 2025 and $0.5 million for fiscal 2026. These numbers include interest of $0.2 million.

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

Revenue Recognition

Subscription revenue, which primarily consists of fees to provide clients cloud-based access to our solution, is recognized ratably over the life of the contract. Subscription revenue includes logistics as a service which employs logistics professionals to manage a company’s transportation network including truck, rail, ocean and air freight as well as inbound/outbound logistics from production facilities to warehouses, retailers and end users/consumers. We also offer data product services consisting of the delivery of historical and ongoing data at various client specific intervals. Typically, amounts that have been invoiced are recorded in accounts receivable and deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. Transaction-related revenue is recognized as the transactions occur.

Professional services and other revenue is derived primarily from fees for enabling services, including solution consulting and solution deployment. These services are often sold in conjunction with the sale of our solutions. We provide professional services primarily on a time and materials basis, but sometimes on a fixed fee basis. Professional services revenue is recognized as the services are provided. For services that are contracted at a fixed price, progress is generally measured based on labor hours incurred as a percentage of the total estimated hours required for complete satisfaction of the related performance obligations. For services that are contracted on time and materials or prepaid basis, progress is generally based on actual labor hours expended. These input methods (e.g., hours incurred or expended and milestones completed) are considered a faithful depiction of our efforts to satisfy services contracts as they represent the performance obligation consumed by the client and performed by us, and therefore reflect the transfer of services to a client under such contracts.

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

Other revenue primarily includes perpetual license fees and travel expenses for services rendered. Other revenue is recognized when the service is delivered to the client.

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

Deferred revenue from subscriptions represents amounts collected from, or invoiced to, clients in advance of earning subscription revenue. Typically, we bill our subscription fees in advance of providing the service. Deferred revenue from professional services represents revenue for time and material contracts where the revenue is recognized when milestones are achieved and accepted by the client for fixed price contracts.

Share-Based Compensation

We measure and recognize compensation expense for all share-based awards at fair value over the requisite service period. We use the Black-Scholes option pricing model to determine the grant date fair value of options. The input variables for the Black-Scholes model are the expected life of the option, volatility of our peer group and our common stock, risk free rate of return and expected dividend yield. For restricted stock grants and certain performance-based awards, fair value is determined as the average price of our Class A Common Stock on the date of grant. The determination of fair value of share-based awards on the date of grant using an option-pricing model is affected by our stock price as well as by assumptions regarding a number of subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

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

We did not estimate forfeitures. Instead, we accounted for forfeitures as they occurred. Forfeitures were not material for the periods from February 4, 2021 through February 28, 2021 and March 1, 2020 through February 3, 2021.

Tax Receivable Agreement Liability

E2open Holdings entered into a Tax Receivable Agreement with certain selling equity holders of E2open Holdings that requires E2open to pay 85% of the tax savings that are realized because of increases in the tax basis in E2open Holdings' assets. This increase is either from the sale or exchange of Common Units for shares of Class A Common Stock and cash, as well as from tax benefits attributable to payments under the Tax Receivable Agreement. E2open will retain the benefit of the remaining 15% of the cash savings.

We calculated the fair value of the Tax Receivable Agreement payments related to the transaction at the acquisition date and identified the timing of the utilization of the tax attributes pursuant to ASC 805 and relevant tax laws. The Tax Receivable Agreement liability will be revalued at the end of each reporting period with the gain or loss as well as the associated interest reflected in the change in tax receivable agreement liability in the Consolidated Statements of Operations. Interest will accrue on the Tax Receivable Agreement liability at a rate of LIBOR plus 100 basis points. In addition, under ASC 450, Contingencies, any transactions with partnership unit holders after the acquisition date will result in additional Tax Receivable Agreement liabilities which will be recorded on a gross undiscounted basis.

The calculation of the Tax Receivable Agreement liability includes a significant amount of judgment related to the timing and amount of Common Units sold or exchanged for shares of Class A Common Stock and cash, forecasted operating results of E2open, anticipated interest rates used to accrue interest on the liability and the estimated discount rate used in the present value calculation. If our assumptions change or we experience significant volatility in our operating results forecast, the fair value calculated from one balance sheet period to the next could be materially different.

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

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair values of the net tangible and intangible assets of acquired entities. We perform a goodwill impairment test annually during the fourth quarter of the fiscal year and more frequently if an event or circumstance indicates that impairment may have occurred. Triggering events that may indicate a potential impairment include but are not limited to a significant decline in our stock price, macroeconomic conditions, our overall financial performance, company specific events such as a change in strategy or exiting a portion of the business, significant adverse changes in clients demand or business climate and related competitive considerations.

Goodwill is tested for impairment by either performing a qualitative evaluation or a quantitative test. The qualitative evaluation is an assessment of factors that includes, but is not limited to, the triggering events listed above to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the quantitative goodwill impairment test to identify the potential goodwill impairment and measure the amount of the goodwill impairment loss to be recognized for the reporting unit, if any. If an entity determines that the fair value of a reporting unit is greater than its carrying amount, the goodwill impairment test is not required.

During the second quarter of fiscal 2023, the market price of our Class A common stock declined significantly. This decline resulted in us determining that a triggering event occurred and an interim goodwill impairment assessment was performed. During the fourth quarter of fiscal 2023, the annual impairment test of goodwill was performed and the current macroeconomic factors and current market conditions indicated that the full goodwill impairment analysis should be performed.

The fair value of E2open was calculated using an equally weighted combination of three different methods: discounted cash flow method, guideline public company method and guideline transaction method. The discounted cash flow method was based on the present value of estimated future cash flows which were based on management's estimates of projected net sales, net operating income margins and terminal growth rates, taking into consideration market and industry conditions. The discount rate used was based on the weighted-average cost of capital adjusted for the risk, size premium and business-specific characteristics related to projected cash flows. Under the guideline public company method, the fair value was based on our current and forward-looking earnings multiples using management's estimate of projected net sales and adjusted EBITDA margins with consideration of market premiums. The unobservable inputs used to measure the fair value included projected net sales, forecasted adjusted EBITDA margins, the weighted average cost of capital, the normalized working capital level, capital expenditures assumptions, profitability projections, the determination of appropriate market comparison companies and terminal growth rates. Under the guideline transaction method, the fair value was based on pricing multiples derived from recently sold companies with similar characteristics to ours taking into consideration management's estimates of projected net sales net and operating income margins.

The three approaches generated similar results and indicated that the fair value of E2open's equity and goodwill was less than its carrying amount during both the interim and annual impairment assessments. Therefore, in the second and fourth quarters of fiscal 2023, we recognized impairment charges of $514.8 million and $386.8 million to goodwill, respectively. These two impairment charges resulted in a total goodwill impairment charge of $901.6 million for the fiscal year ended February 28, 2023.

Any changes to the revenue growth rates, net operating income margins, forecasted adjusted EBITDA margins, discount rate, working capital levels, capital expenditures or terminal growth rate could produce a materially different fair value for the Company. The estimates used in our calculations are subject to change given the inherent uncertainty in predicting future results. Additionally, the discount rate and the terminal growth rate are based on our judgment of the rates that would be utilized by a hypothetical market participant. As part of the goodwill impairment testing, we also consider our market capitalization in assessing the reasonableness of total estimated fair value. While we believe such assumptions and estimates are reasonable, the actual results may differ materially from the projected amounts.

Intangible Assets, Net

We have intangible assets with both definite and indefinite useful lives. Definite-lived intangible assets are carried at cost less accumulated amortization and are amortized using the straight-line method over their useful lives. The straight-line method approximates the manner in which cash flows are generated from the intangible assets.

Trade names are the only indefinite-lived assets that are not subject to amortization. We test these indefinite-lived intangible assets for impairment on an annual basis during the fourth quarter of the fiscal year or more frequently if an event occurs or circumstances change that indicate that the fair value of an indefinite-lived intangible asset could be below its carrying amount. We first perform a qualitative assessment to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount. If that is the case, a quantitative assessment is performed. The qualitative impairment test consists of comparing the fair value of the indefinite-lived intangible asset, determined using the relief from royalty method, with its carrying amount. An impairment loss would be recognized for the carrying amount in excess of its fair value.

The definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We estimate the useful lives of our intangible assets and ratably amortize the value over the estimated useful lives of those assets. If the estimates of the useful lives should change, we will amortize the remaining book value over the remaining useful lives or, if an asset is deemed to be impaired, a write-down of the value of the asset may be required at such time.

Significant judgment is required in estimating the fair value of intangible assets and in assigning their respective useful lives. The fair value estimates are based on available historical information and on future expectations and assumptions deemed reasonable by management but are inherently uncertain. Critical estimates in valuing the intangible assets include, but are not limited to, forecasts of the expected future cash flows attributable to the respective assets, anticipated growth in revenue from the acquired client and product base, and the expected use of the acquired assets. While we believe such assumptions and estimates are reasonable, the actual results may differ materially from the projected amounts.

Impairment of Long-Lived Assets

We evaluate the recoverability of our long-lived assets, which consist principally of property and equipment, acquired intangible assets with finite lives and right-of-use-assets, whenever events and circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability of an asset is measured by comparing the carrying amount to the expected future undiscounted cash flows that the asset is expected to generate. If that review indicates that the carrying amount of the long-lived asset is not recoverable, an impairment charge is recorded for the amount by which the carrying amount of the asset exceeds it fair value. Our estimates of cash flows used to assess impairment are subject to a high degree of judgment and may differ from actual cash flows due to, among other things, changes in our business plans, market conditions, operating performance and economic conditions. We believe our estimates are reasonable; however, actual results may differ materially from the projected amounts.

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

We use the acquisition method of accounting for acquired businesses. Under the acquisition method, our financial statements reflect the operations of an acquired business starting from the completion of the acquisition. The assets acquired and liabilities assumed are recorded at their respective estimated fair values at the date of the acquisition. Any excess of the purchase price over the estimated fair value of the identifiable net assets acquired is recorded as goodwill.

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

Interest Rate Risk

We are exposed to changes in interest rates as a result of our significant variable-rate debt. Our interest rate risk has been managed by monitoring changes in interest rates.

As of February 28, 2023, we had $1,078.2 million outstanding under our 2021 Term Loan with a variable interest rate of 8.08%. We had no outstanding borrowings under our 2021 Revolving Credit Facility. The variable nature of our interest rates on the 2021 Term Loan exposes us to interest rate risk. A hypothetical increase or decrease in this variable interest rate by 100 basis points would change our annual future interest expense by approximately $10.8 million as of February 28, 2023.

In order to effectively mitigate our exposure to increased changes in interest rates, we have executed two zero-cost interest rate collars during March 2023. Effective March 31, 2023, we entered an interest rate collar with a notional amount of $200.0 million and a maturity date of March 31, 2026. The executed cap was 4.75% and the floor was 2.57%. Effective April 6, 2023, an additional interest rate collar was executed with a notional amount of $100.0 million and a maturity date of March 31, 2026. The executed cap was 4.50% and the floor was 2.56%.

We may continue to enter into interest rate collars and enter into interest rate swap agreements to reduce interest rate volatility. However, we may not maintain interest rate swaps or collars with respect to all of our variable rate debt, and any swaps or collars we enter into may not fully mitigate our interest rate risk.

Foreign Currency Exchange Rate Risk

The functional currency of our foreign subsidiaries is generally the local currency. Assets and liabilities are translated into U.S. dollars at the exchange rate in effect as of the consolidated balance sheet date.

Statements of Operations accounts are translated at an average rate of exchange for the respective accounting periods.

Translation adjustments resulting from the process of translating foreign currency balance sheets into U.S. dollars are reported as a component of accumulated other comprehensive income (loss). Transaction gains and losses reflected in the functional currencies are charged to income or expense at the time of the transaction.

As a result of the BluJay Acquisition, our foreign operations have substantially increased resulting in significant revenues, assets and liabilities denominated in foreign currencies. The currencies of our operations are now the Australia dollar, British pound, Canadian dollar, Danish krone, the Euro, Hong Kong dollar, Indian rupee, Malaysia ringgit, People's Republic of China renminbi and the Singapore dollar. As a result, our operating results, profitability and cash flows are impacted when the U.S. dollar fluctuates relative to these foreign currencies. We translate our foreign currency-denominated results of operations, assets and liabilities for our foreign subsidiaries to U.S. dollars in our consolidated financial statements. Increases and decreases in the value of the U.S. dollar compared with such foreign currencies will affect our reported results of operations and the value of our assets and liabilities on our consolidated balance sheets, even if our results of operations or the value of those assets and liabilities has not changed in its original currency. These transactions could significantly affect the comparability of our results between financial periods or result in significant changes to the carrying value of our assets, liabilities and shareholders' equity.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of E2open Parent Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of E2open Parent Holdings, Inc. (the Company) as of February 28, 2022 and February 28, 2021, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the years ended February 28, 2023, February 28, 2022, the period February 4, 2021 through February 28, 2021 (collectively referred to as “the Successor”) and the period March 1, 2020 through February 3, 2021 (referred to as “the Predecessor”), and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 28, 2023 and February 28, 2022, and the results of its operations and its cash flows for the Successor and Predecessor periods, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 28, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 1, 2023 expressed an unqualified Opinion thereon.

Adoption of ASU No. 2016-02

As discussed in Note 26 to the consolidated financial statements, the Company changed its method for accounting for leases in fiscal year 2022 due to the adoption of ASU No. 2016-02, Leases (Topic 842).

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

Valuation – Business Combination
Description of the Matter

As described in Note 3 to the consolidated financial statements, the Company completed the acquisition of Logistyx Technologies, LLC (the “Logistyx Acquisition”) during fiscal year 2023 for total consideration of $181 million. The transaction was accounted for as a business combination.

Auditing the Company's accounting for the Logistyx Acquisition was complex due to the significant estimation required by management in determining the fair value of developed technology intangible asset of $33.5 million and client relationships intangible asset of $32 million. The significant estimation uncertainty was primarily due to the complexity of the valuation models used to measure the fair value of the intangible assets, as well as the sensitivity of the resultant fair values to the underlying significant assumptions. The Company used a discounted cash flow model to measure the intangible assets. The significant assumptions used to estimate the value of the intangible assets included the projected revenue growth rate, projected net operating margins, and discount rates. These assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over the Company’s business combination process. This included testing controls over the estimation process supporting the recognition and measurement of the intangible assets, including the valuation models and underlying assumptions used to develop such estimates.

To test the estimated fair value of the intangible assets, our audit procedures included, among others, evaluating the Company's use of the income approach (including the with and without and multi-period excess earnings methods) and testing the significant assumptions used in the models, including the completeness and accuracy of the underlying data. For example, we compared the significant assumptions to current industry, market and economic trends, to the assumptions used to value similar assets in other acquisitions, to historical results of the acquired business and to other guideline companies within the same industry. We also performed sensitivity analyses to evaluate the changes in the fair value of the intangible assets that would result from changes in the significant assumptions. We involved our valuation specialists to assist in evaluating the valuation techniques, discount rate used to value the acquired technology and customer relationships intangible assets, which included comparison of the selected discount rate to the acquired business's weighted average cost of capital, and an evaluation of the relationship of the weighted average cost of capital, internal rate of return, and weighted-average return on assets. We also evaluated the Company's financial statement disclosures of the business combination.

Tax receivable agreement liability
Description of the Matter

As of February 28, 2023, the tax receivable agreement liability (the “TRA liability”) was $69.7 million. E2open Parent Holdings, Inc’s operations are currently held in a lower-tier partnership, E2open Holdings, LLC (“Opco”). The Company historically conducted its operations at the partnership level. However, it underwent a reorganization as part of its initial public offering and it now operates as a public corporation which owns interests in Opco (the “UP-C Structure”). When the Company implemented its UP-C structure, it also put in place a Tax Receivable Agreement “TRA,” in which it agreed to pay continuing members of Opco for cash tax savings it receives as a result of Opco unit exchanges. Each time a continuing member of Opco exchanges units with the Company, the Company receives an amortizable basis adjustment, which increases its basis in the Company and creates future tax deductions. The basis adjustments may result in a realized tax benefit and as a result, the Company computed a TRA liability due to each continuing member of Opco. Significant inputs and assumptions were used to estimate the future expected payments including the timing of realization of the tax benefits.

Auditing management’s computation of the TRA liability involved subjective estimation and complex auditor judgment in determining forecasted future taxable income, including the long-term growth rate. Changes in this assumption could have a significant impact on the fair value of the TRA liability.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over the Company’s TRA liability process. This included testing controls over the estimation process supporting the recognition and measurement of the TRA liability, including the underlying assumptions used to develop such estimate.

Among other audit procedures performed, we involved tax professionals to assist in evaluating the methodologies employed by management in calculating the TRA liability, including testing any exchanges. We evaluated the assumptions used by the Company to develop projections of future taxable income by income tax jurisdiction and tested the completeness and accuracy of the underlying data used in the projections. For example, we compared the projections of future taxable income, including the long-term growth rate assumption, with the actual results of prior periods, as well as management’s consideration of current industry and economic trends. We also compared the projections of future taxable income with other forecasted financial information prepared by the Company.

Goodwill impairment assessment
Description of the Matter

As of February 28, 2023, the carrying value of the Company’s goodwill was approximately $2.9 billion. As discussed in Note 8 of the consolidated financial statements, the Company assesses whether events or changes in circumstances have occurred that could indicate that the fair value of the reporting unit may be below its carrying value. Upon identification of an indicator of impairment, a quantitative impairment analysis is performed comparing the fair value of the reporting unit to its carrying amount. If the carrying value is greater than the fair value, an impairment charge is recognized equal to the excess of the reporting unit’s carrying amount over the estimated fair value determined using an income and market approach. During the year ended February 28, 2023, the Company recognized impairment charges of approximately $901.6 million to write down the goodwill carrying value to its estimated fair value.

Auditing the Company’s impairment assessment was complex due to the significant estimation uncertainty and judgement required to fair value the Company’s reporting unit under the income approach, as well as the sensitivity of the resultant fair value to underlying significant assumptions. The estimates used to determine discounted cash flows are sensitive to significant assumptions including projected revenue growth rates, projected net operating margins, and discount rates. These assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over the Company’s impairment assessment process. This included testing controls over the estimation process supporting the measurement of the fair value of the reporting unit, including the valuation models and underlying assumptions used to develop such estimates.

To test the Company’s impairment assessment including its identification of impairment indicators, we performed audit procedures that included, among others, assessing the methodologies used, evaluating the significant assumptions described above and testing the completeness and accuracy of key inputs used by management in its analyses. For example, we compared the significant assumptions to current industry, market and economic trends, to historical results of the Company and to other guideline companies within the same industry. We also performed sensitivity analyses to evaluate the changes in the fair value of the reporting unit that would result from changes in the significant assumptions. We involved our valuation specialists to assist in evaluating the methodologies and the significant assumptions applied, including discount rates, in developing the fair value estimates. We also evaluated the Company's financial statement disclosures of the goodwill impairment.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2016.

Austin, Texas

May 1, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of E2open Parent Holdings, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited E2open Parent Holdings, Inc.’s internal control over financial reporting as of February 28, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, E2open Parent Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of February 28, 2023, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Logistyx legal entities on their legacy accounting system, which is included in the 2023 consolidated financial statements of the Company and constituted approximately 5% and 7% of total and net assets, respectively, as of February 28, 2023 and approximately 6% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Logistyx legal entities on their legacy accounting system.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of February 28, 2023 and February 28, 2022, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the years ended February 28, 2023, February 28, 2022, the period February 4, 2021 through February 28, 2021 (collectively referred to as “the Successor”) and the period March 1, 2020 through February 3, 2021 (referred to as “the Predecessor”), and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”) and our report dated May 1, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Austin, TX

May 1, 2023

E2open Parent Holdings, Inc.

Consolidated Balance Sheets

(In thousands, except share amounts)

	Successor
	February 28,
(In thousands, except share amounts)	2023	2022
Assets
Cash and cash equivalents	$93,032	$155,481
Restricted cash	11,310	19,073
Accounts receivable - net of allowance of $4,290 and $3,055 as of February 28, 2023 and 2022, respectively	174,809	155,341
Prepaid expenses and other current assets	25,200	26,243
Total current assets	304,351	356,138
Goodwill	2,927,807	3,756,871
Intangible assets, net	1,051,124	1,181,390
Property and equipment, net	72,476	65,937
Operating lease right-of-use assets	18,758	28,102
Other noncurrent assets	25,659	17,017
Total assets	$4,400,175	$5,405,455
Liabilities and Stockholders' Equity
Accounts payable and accrued liabilities	$97,491	$128,544
Channel client deposits payable	11,310	19,073
Deferred revenue	203,824	190,992
Current portion of notes payable	11,144	89,097
Current portion of operating lease obligations	7,622	7,652
Current portion of financing lease obligations	2,582	2,307
Income taxes payable	2,190	2,702
Total current liabilities	336,163	440,367
Long-term deferred revenue	2,507	1,141
Operating lease obligations	15,379	21,202
Financing lease obligations	1,049	1,950
Notes payable	1,043,636	863,577
Tax receivable agreement liability	69,745	66,590
Warrant liability	29,616	67,139
Contingent consideration	29,548	45,568
Deferred taxes	144,529	413,038
Other noncurrent liabilities	1,083	712
Total liabilities	1,673,255	1,921,284
Commitments and Contingencies (Note 29)
Stockholders' Equity
Class A common stock; $0.0001 par value, 2,500,000,000 shares authorized; 302,582,007 and 301,536,621 issued and 302,405,353 and 301,359,967 outstanding as of February 28, 2023 and 2022, respectively	30	31
Class V common stock; $0.0001 par value; 42,747,890 shares authorized; 32,992,007 and 33,560,839 issued and outstanding as of February 28, 2023 and 2022, respectively	—	—
Series B-1 common stock; $0.0001 par value; 9,000,000 shares authorized; 94 shares issued and outstanding as of February 28, 2023 and 2022	—	—
Series B-2 common stock; $0.0001 par value; 4,000,000 shares authorized; 3,372,184 issued and outstanding as of February 28, 2023 and 2022	—	—
Additional paid-in capital	3,378,633	3,362,219
Accumulated other comprehensive loss	(68,603)	(19,019)
Accumulated deficit	(803,679)	(154,976)
Treasury stock, at cost: 176,654 shares as of February 28, 2023 and 2022	(2,473)	(2,473)
Total E2open Parent Holdings, Inc. equity	2,503,908	3,185,782
Noncontrolling interest	223,012	298,389
Total stockholders' equity	2,726,920	3,484,171
Total liabilities and stockholders' equity	$4,400,175	$5,405,455

See notes to consolidated financial statements.

E2open Parent Holdings, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Successor			Predecessor
(In thousands, except per share amounts)	Fiscal Year Ended February 28, 2023	Fiscal Year Ended February 28, 2022	February 4, 2021 through February 28, 2021	March 1, 2020 through February 3, 2021
Revenue
Subscriptions	$532,940	$335,532	$14,117	$259,707
Professional services and other	119,275	90,029	7,248	48,940
Total revenue	652,215	425,561	21,365	308,647
Cost of Revenue
Subscriptions	140,462	93,072	7,823	55,602
Professional services and other	82,939	56,103	4,324	40,466
Amortization of acquired intangible assets	98,531	73,801	4,037	18,921
Total cost of revenue	321,932	222,976	16,184	114,989
Gross Profit	330,283	202,585	5,181	193,658
Operating Expenses
Research and development	97,982	79,700	10,458	53,788
Sales and marketing	87,960	60,265	8,788	46,034
General and administrative	88,070	69,922	23,123	37,355
Acquisition-related expenses	16,297	64,360	4,317	14,348
Amortization of acquired intangible assets	82,812	46,358	1,249	31,275
Goodwill impairment	901,566	—	—	—
Total operating expenses	1,274,687	320,605	47,935	182,800
Loss from operations	(944,404)	(118,020)	(42,754)	10,858
Other income (expense)
Interest and other expense, net	(76,831)	(33,663)	(1,928)	(65,469)
Loss from change in tax receivable agreement liability	(2,886)	(154)	—	—
Gain from change in fair value of warrant liability	37,523	1,633	23,187	—
Gain (loss) from change in fair value of contingent consideration	16,020	(69,760)	33,740	—
Total other income (expense)	(26,174)	(101,944)	54,999	(65,469)
(Loss) income before income tax provision	(970,578)	(219,964)	12,245	(54,611)
Income tax benefit	250,376	30,050	612	6,681
Net (loss) income	(720,202)	(189,914)	12,857	$(47,930)
Less: Net (loss) income attributable to noncontrolling interest	(71,499)	(24,138)	2,057
Net (loss) income attributable to E2open Parent Holdings, Inc.	$(648,703)	$(165,776)	$10,800

Weighted average common shares outstanding:
Basic	301,946	245,454	187,051
Diluted	301,946	245,454	222,688
Net (loss) income attributable to E2open Parent Holdings, Inc. common shareholders per share:
Basic	$(2.15)	$(0.68)	$0.06
Diluted	$(2.15)	$(0.68)	$0.06

See notes to consolidated financial statements.

E2open Parent Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss)

	Successor			Predecessor
(In thousands)	Fiscal Year Ended February 28, 2023	Fiscal Year Ended February 28, 2022	February 4, 2021 through February 28, 2021	March 1, 2020 through February 3, 2021
Net (loss) income	$(720,202)	$(189,914)	$12,857	$(47,930)
Other comprehensive loss, net:
Net foreign currency translation (loss) income, net of tax of $7,578 and $11,985 as of February 28, 2023 and 2022, respectively	(48,728)	(21,407)	2,388	(10)
Net deferred losses on cash flow hedges	(856)	—	—	—
Total other comprehensive (loss) income, net	(49,584)	(21,407)	2,388	(10)
Comprehensive (loss) income	(769,786)	(211,321)	15,245	(47,940)
Less: Comprehensive (loss) income attributable to noncontrolling interest	(76,422)	(26,859)	2,439	—
Comprehensive (loss) income attributable to E2open Parent Holdings, Inc.	$(693,364)	$(184,462)	$12,806	$(47,940)

See notes to consolidated financial statements.

E2open Parent Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

E2open Holdings, LLC

Members’ Equity

Predecessor

(In thousands)	Member's Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Member's Equity
Balance, February 28, 2020	$433,992	$(898)	$(218,502)	$214,592
Investment by member	3,501	—	—	3,501
Unit-based compensation expense	7,277	—	—	7,277
Net loss and comprehensive loss	—	(10)	(47,930)	(47,940)
Balance, February 3, 2021	$444,770	$(908)	$(266,432)	$177,430

E2open Parent Holdings, Inc.

Stockholders’ Equity

Successor

(In thousands)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance, February 4, 2021	$19	$2,038,206	$—	$—	$—	$2,038,225	$390,888	$2,429,113
Share-based compensation expense	—	33,000	—	—	—	33,000	—	33,000
Comprehensive income	—	—	2,388	—	—	2,388	—	2,388
Net income	—	—	—	10,800	—	10,800	2,057	12,857
Balance, February 28, 2021	$19	$2,071,206	$2,388	$10,800	$—	$2,084,413	$392,945	$2,477,358

See notes to consolidated financial statements.

E2open Parent Holdings, Inc.

Stockholders’ Equity

Successor

(Continued)

(In thousands)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance, February 28, 2021	$19	$2,071,206	$2,388	$10,800	$—	$2,084,413	$392,945	$2,477,358
Share-based compensation expense	—	10,639	—	—	—	10,639	—	10,639
Business Combination purchase price adjustment	—	1,666	—	—	—	1,666	1,299	2,965
Issuance of common stock for BluJay acquisition	7	730,847	—	—	—	730,854	—	730,854
Issuance of common stock for BluJay acquisition PIPE financing, net of offering costs	3	292,897	—	—	—	292,900	—	292,900
Deferred taxes related to issuance of common stock for BluJay acquisition	—	36,805	—	—	—	36,805	—	36,805
Conversion of Series B-1 shares to common stock	2	174,999	—	—	(2,473)	172,528	—	172,528
Conversion of common units to common stock	—	54,950	—	—	—	54,950	(71,717)	(16,767)
Impact of common unit conversions on Tax Receivable Agreement, net of tax	—	(11,791)	—	—	—	(11,791)	—	(11,791)
Exercise of warrants	—	1	—	—	—	1	—	1
Other comprehensive loss, net of tax	—	—	(21,407)	—	—	(21,407)	—	(21,407)
Net loss	—	—	—	(165,776)	—	(165,776)	(24,138)	(189,914)
Balance, February 28, 2022	31	3,362,219	(19,019)	(154,976)	(2,473)	3,185,782	298,389	3,484,171
Share-based compensation expense	—	17,539	—	—	—	17,539	—	17,539
Conversion of common units to common stock	—	2,481	—	—	—	2,481	(3,878)	(1,397)
Vesting of restricted stock awards, net of shares withheld for taxes	(1)	(1,610)	—	—	—	(1,611)	—	(1,611)
Impact of common unit conversions on Tax Receivable Agreement, net of tax	—	(1,996)	—	—	—	(1,996)	—	(1,996)
Other comprehensive loss, net of tax	—	—	(49,584)	—	—	(49,584)	—	(49,584)
Net loss	—	—		(648,703)	—	(648,703)	(71,499)	(720,202)
Balance, February 28, 2023	$30	$3,378,633	$(68,603)	$(803,679)	$(2,473)	$2,503,908	$223,012	$2,726,920

See notes to consolidated financial statements.

E2open Parent Holdings, Inc.

Consolidated Statements of Cash Flows

	Successor			Predecessor
(In thousands)	Fiscal Year Ended February 28, 2023	Fiscal Year Ended February 28, 2022	February 4, 2021 through February 28, 2021	March 1, 2020 through February 3, 2021
Cash flows from operating activities
Net (loss) income	$(720,202)	$(189,914)	$12,857	$(47,930)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	213,260	142,609	6,394	63,263
Amortization of deferred commissions	4,051	1,560	34	3,937
Provision for credit losses	549	1,018	21	113
Amortization of debt issuance costs	5,103	3,444	206	4,007
Amortization of operating lease right-of-use assets	7,636	15,649	—	—
Share-based compensation	17,561	10,639	33,000	7,277
Deferred income taxes	(259,426)	(35,744)	(1,628)	(8,338)
Loss on disposition	1,400	—	—	—
Right-of-use assets impairment charge	4,137	—	—	—
Goodwill impairment charge	901,566	—	—	—
Loss from change in tax receivable agreement liability	2,886	154	—	—
Gain from change in fair value of warrant liability	(37,523)	(1,633)	(23,187)	—
(Gain) loss from change in fair value of contingent consideration	(16,020)	69,760	(33,740)	—
Loss (gain) on disposal of property and equipment	994	(211)	9	33
Changes in operating assets and liabilities:
Accounts receivable	(15,119)	(9,881)	11,493	(5,508)
Prepaid expenses and other current assets	5,864	(9,333)	3,622	(3,611)
Other noncurrent assets	(6,782)	(6,669)	11,017	(5,410)
Accounts payable and accrued liabilities	(25,687)	14,933	(7,696)	13,044
Channel client deposits payable	(7,762)	6,248	1,328	(17,437)
Deferred revenue	3,450	62,678	(8,733)	4,808
Changes in other liabilities	(11,838)	(24,153)	804	406
Net cash provided by operating activities	68,098	51,154	5,801	8,654
Cash flows from investing activities
Proceeds withdrawn from Trust Account	—	—	414,053	—
Payments for acquisitions - net of cash acquired	(179,243)	(774,232)	(879,907)	—
Capital expenditures	(48,060)	(31,776)	(1,470)	(13,990)
Minority investment in private firm	(3,000)	(2,500)	—	—
Proceeds from disposition	1,574	—	—	—
Proceeds from disposal of property and equipment	—	—	49	—
Net cash used in investing activities	(228,729)	(808,508)	(467,275)	(13,990)
Cash flows from financing activities
Proceeds from PIPE investment	—	300,000	—	627,500
Offering costs related to issuance of common stock in connection with PIPE investment	—	(7,100)	—	—
Proceeds from sale of membership units	—	—	—	3,501
Proceeds from warrant exercise	—	1	—	—
Proceeds from indebtedness	215,000	475,000	—	23,377
Repayments of indebtedness	(115,915)	(21,139)	—	(21,891)
Repayments of financing lease obligations	(2,487)	(6,457)	(468)	(6,038)
Repurchase of common stock	—	(2,473)	—	—
Repurchase of common units	(1,397)	(16,767)	—	—
Payments of debt issuance costs	(4,766)	(10,357)	—	—
Net cash provided by (used in) financing activities	90,435	710,708	(468)	626,449
Effect of exchange rate changes on cash and cash equivalents	(16)	13,658	41	(98)
Net (decrease) increase in cash, cash equivalents and restricted cash	(70,212)	(32,988)	(461,901)	621,015
Cash, cash equivalents and restricted cash at beginning of year	174,554	207,542	669,443	48,428
Cash, cash equivalents and restricted cash at end of year	$104,342	$174,554	$207,542	$669,443

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	93,032	155,481	194,717	657,946
Restricted cash	11,310	19,073	12,825	11,497
Total cash, cash equivalents and restricted cash	$104,342	$174,554	$207,542	$669,443

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

See Note 3, Business Combination and Acquisitions and Note 13, Tax Receivable Agreement for additional information.

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

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported results of operations during the reporting period. Such management estimates include reserves for bad debt, tax receivable agreement liability, goodwill and other long‑lived assets, estimates of standalone selling price of performance obligations for revenue contracts with multiple performance obligations, share‑based compensation, valuation allowances for deferred tax assets and uncertain tax positions, warrants, contingent consideration, contingencies and the accounting for business combinations. These estimates are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ from management’s estimates.

Reclassifications

During the fiscal year 2023, the Company began reporting deferred income taxes as a separate line as part of operating activities in the Consolidated Statements of Cash Flows. As a result, the Company reclassed a use of cash of $35.7 million, $1.6 million and $8.3 million from the change in other liabilities to deferred income taxes for the fiscal year ended February 28, 2022 and the periods from February 4, 2021 through February 28, 2021 and March 1 2020 through February 3, 2021, respectively. The Company also began reporting current income taxes payable as a separate line on the Condensed Consolidated Balance Sheets. As a result, the Company reclassed $2.7 million from accounts payable and accrued liabilities to current income taxes payable in the February 28, 2022 balance sheet.

Segments

The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (CODM), who the Company has determined is its chief executive officer. The CODM evaluates the Company’s financial information and performance on a consolidated basis. The Company operates with centralized functions and delivers most of its products in a similar way on an integrated cloud-based platform.

Business Combinations

The Company accounts for business combinations in accordance with Accounting Standards Codification (ASC) 805, Business Combinations (ASC 805), and, accordingly, the assets and liabilities of the acquired business are recorded at their fair values at the date of acquisition. The excess of the purchase price over the estimated fair values is recorded as goodwill. Some changes in the estimated fair values of the net assets recorded for acquisitions that qualify as measurement period adjustments within one year of the date of acquisition will change the amount of the purchase price allocable to goodwill. All acquisition costs are expensed as incurred, and in-process research and development costs, if any, are recorded at fair value as an indefinite-lived intangible asset and assessed for impairment thereafter until completion, at which point the asset is amortized over its expected useful life. The results of operations of acquired businesses are included in the consolidated financial statements beginning on the acquisition date.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are stated at fair value. The Company’s account balances at one or more institutions periodically exceed the Federal Deposit Insurance Corporation (FDIC) insurance coverage and, as a result, there could be a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The amounts over the federally insured limits as of February 28, 2023 and 2022 were approximately $74.7 million and $172.8 million, respectively. The Company has not experienced any losses to date on any deposit balances.

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

The incentive program payable was renamed to channel client deposits payable to better describe the payable associated with the restricted cash deposits. Channel client deposits are deposits that the Company receives from certain channel shaping clients to reimburse, on its clients' behalf, market development expenditures made by its client channel partners.

Accounts Receivable, Net

Accounts receivable, net consists of accounts receivable and unbilled receivables, which the Company collectively refers to as accounts receivable, net of an allowance for credit losses. Unbilled receivables represent revenue recognized for performance obligations that have been satisfied but for which amounts have not been billed, which the Company also refers to as contract assets. The Company's payment terms for trade accounts receivable typically require clients to pay within 30 to 90 days from the invoice date.

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

With the adoption of ASC 326, Financial Instruments - Credit Losses, the allowance for credit losses represents the best estimate of the lifetime expected credit losses, based on client-specific information, historical loss rates and the impact of current and future conditions which include an assessment of client creditworthiness, historical payment experience and the age of outstanding receivables. The Company writes off accounts receivable when they are determined to be uncollectible. Changes in the allowances for credit losses are recorded as provision for the allowance for expected credit losses and are included in general and administrative expenses in the Consolidated Statements of Operations. The Company evaluates the allowance for credit losses for the entire portfolio of accounts receivable on an aggregate basis due to the similar risk characteristics of its clients and historical loss patterns.

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair values of the net tangible and intangible assets of acquired entities. The Company performs a goodwill impairment test annually during the fourth quarter of the fiscal year and more frequently if an event or circumstance indicates that an impairment may have occurred. Triggering events that may indicate a potential impairment include but are not limited to a significant decline in the Company's stock price, macroeconomic conditions, the Company's overall financial performance, company specific events such as a change in strategy or exiting a portion of the business, significant adverse changes in clients demand or business climate and related competitive considerations.

Goodwill is tested for impairment by either performing a qualitative evaluation or a quantitative test. The qualitative evaluation is an assessment of factors that includes, but is not limited to, the triggering events listed above to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the quantitative goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit, if any. If an entity determines that the fair value of a reporting unit is greater than its carrying amount, the goodwill impairment test is not required. As the Company has only one reporting unit, the goodwill impairment assessment is performed at the Company level.

During the second quarter of fiscal year 2023, the market price of the Company's Class A common stock declined significantly. This decline resulted in the Company determining that a triggering event occurred and an interim goodwill impairment assessment was performed resulting in a goodwill impairment charge of $514.8 million. During the fourth quarter of fiscal 2023, the annual impairment test of goodwill was performed resulting in an impairment charge of $386.8 million to goodwill due to the current macroeconomic factors and current market conditions. These two impairment charges resulted in a total goodwill impairment charge of $901.6 million for the fiscal year ended February 28, 2023. See Note 8, Goodwill additional information.

The Company did not record a goodwill impairment charge for the fiscal year ended February 28, 2022 and periods from February 4, 2021 through February 28, 2021 and March 1, 2020 through February 3, 2021.

Intangible Assets, Net

The Company has intangible assets with both definite and indefinite useful lives. Definite-lived intangible assets are carried at cost less accumulated amortization and are amortized using the straight-line method over their estimated useful lives. The straight-line method approximates the manner in which cash flows are generated from the intangible assets. Amortization periods for definite-lived intangible assets are as follows for the Successor fiscal years ended February 28, 2023 and 2022:

Trade names	1 year or Indefinite
Client relationships	3 - 20 years
Technology	3-10 years
Content library	10 years

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

The Company did not record an impairment charge for intangible assets during the fiscal years ended February 28, 2023 and 2022 and periods from February 4, 2021 through February 28, 2021 and March 1, 2020 through February 3, 2021.

Property and Equipment, Net

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years. Leasehold improvements are amortized using the straight-line method over the remaining lease term or the estimated lives of the assets, if shorter. Upon sale or retirement of assets, the cost and related accumulated depreciation are removed from the Consolidated Balance Sheets, and any resulting gain or loss is reflected in the Consolidated Statements of Operations. No material gains or losses on disposal of property and equipment were recorded during the fiscal years ended February 28, 2023 and 2022 and periods from February 4, 2021 through February 28, 2021 and March 1, 2020 through February 3, 2021.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets, which consist principally of property and equipment and acquired intangible assets with finite lives, whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability of an asset is measured by comparing the carrying amount to the expected future undiscounted cash flows that the asset is expected to generate. If that review indicates that the carrying amount of the long-lived asset is not recoverable, an impairment charge is recorded for the amount by which the carrying amount of the asset exceeds its fair value. The Company did not record any long-lived asset impairment charges during the fiscal years ended February 28, 2023 and 2022 and periods from February 4, 2021 through February 28, 2021 and March 1, 2020 through February 3, 2021.

Investments

Investments in which the Company does not have the ability to exercise significant influence over operating and financial matters and that do not have a readily determinable fair value are measured at cost, less impairment and adjusted for qualifying observable price changes. The Company's share of income or loss of such companies is not included in the Company's Consolidated Statements of Operations. The Company periodically evaluates its investments for impairment due to declines considered to be other than temporary. The primary indicators the Company utilizes to identify these events and circumstances are the minority investment's ability to remain in business by evaluating such items as the liquidity and rate of use of cash, ability to secure additional funding and value of that additional funding. If the Company determines that a decline in fair value is other than temporary, then an impairment charge is recorded in other income (expense) in the Consolidated Statements of Operations and a new basis in the investments is established. The Company did not record any impairments during the fiscal years ended February 28, 2023 and 2022.

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

Leases

Effective March 1, 2021, the Company began accounting for leases in accordance with ASC 842, Leases (ASC 842), which requires lessees to recognize lease liabilities and right-of-use (ROU) assets on the balance sheet for most operating leases. Prior to March 1, 2021, the Company accounted for leases in accordance with ASC 840, Leases (ASC 840), under which operating leases were not recorded on the balance sheet.

The Company made the accounting policy election not to apply the recognition provisions of ASC 842 to short-term leases which are leases with a lease term of 12 months or less. Instead, the Company recognizes the lease payments for short-term leases on a straight-line basis over the lease term.

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

Tax Receivable Agreement Liability

The Company entered into a Tax Receivable Agreement with certain selling equity holders of E2open Holdings that requires E2open to pay 85% of the tax savings that are realized because of increases in the tax basis in E2open Holdings' assets. This increase is either from the sale or exchange of common units for shares of Class A common stock and cash, as well as from tax benefits attributable to payments under the Tax Receivable Agreement. E2open will retain the benefit of the remaining 15% of the cash savings.

The Company calculated the fair value of the Tax Receivable Agreement payments related to the transaction at the acquisition date and identified the timing of the utilization of the tax attributes pursuant to ASC 805 and relevant tax laws. The Tax Receivable Agreement liability will be revalued at the end of each reporting period with the gain or loss as well as the associated interest reflected in the change in tax receivable agreement liability in the Consolidated Statements of Operations. Interest will accrue on the Tax Receivable Agreement liability at a rate of LIBOR plus 100 basis points. In addition, under ASC 450, Contingencies, any transactions with partnership unit holders after the acquisition date will result in additional Tax Receivable Agreement liabilities which will be recorded on a gross undiscounted basis.

Warrant Liability

The Company has public and private placement warrants as well as warrants available under the Forward Purchase Agreement dated as of April 28, 2020 by and between CCNB1 and Neuberger Berman Opportunistic Capital Solutions Master Fund LP. The Company classifies as equity any equity-linked contracts that (1) require physical settlement or net-share settlement or (2) give the Company a choice of net-cash settlement or settlement in the Company’s own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any equity-linked contracts that (1) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the Company’s control) or (2) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

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

The valuation methodologies for the warrants and forward purchase agreement included in warrant liability include certain significant unobservable inputs, resulting in such valuations classified as Level 3 in the fair value measurement hierarchy. The Company assumed a volatility based on the implied volatility of the public warrants and the Company's peer group. The Company also assumed no dividend payout.

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

In June 2021, the restricted Series B-1 common stock automatically converted into the Company's Class A common stock on a one-to-one basis and the Series 1 RCUs automatically converted into Common Units of E2open Holdings. In July 2021, the deferred consideration due to Averetek was paid in full.

These restricted shares, Common Units and deferred consideration payments are treated as a contingent consideration liability under ASC 805, and valued at fair market value on the acquisition date and remeasured at each reporting date and adjusted if necessary. The Company’s earn-out liabilities and contingent consideration are valued using a Monte Carlo simulation model. The assumptions used in preparing these models include estimates such as volatility, contractual terms, discount rates, dividend yield and risk-free interest rates. Any change in the fair value of the deferred consideration from the remeasurement will be recorded in acquisition-related expenses on the Consolidated Statements of Operations. Any change in the fair value of the restricted shares and Common Units from the remeasurement will be recorded in gain (loss) from change in fair value of contingent consideration on the Consolidated Statements of Operations.

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

Indemnification

The Company includes service-level commitments to its clients guaranteeing certain levels of uptime reliability and performance and permitting those clients to receive credits in the event that the Company fails to meet those levels. To date, the Company has not incurred any material costs as a result of such commitments and has not accrued any liabilities related to such obligations in the accompanying consolidated financial statements. The Company has also agreed to indemnify its directors and executive officers for costs associated with any fees, expenses, judgments, fines and settlement amounts incurred in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of service as a director or officer. The Company maintains director and officer insurance coverage that may enable the Company to recover a portion of any future amounts paid. The Company’s arrangements include provisions indemnifying clients against liabilities if the Company’s products infringe a third-party’s intellectual property rights. The Company has not incurred any costs as a result of such indemnifications and has not accrued any liabilities related to such obligations in the accompanying consolidated financial statements.

Noncontrolling Interests

Noncontrolling interests represents the portion of E2open Holdings that the Company controls and consolidates but does not own. The Company recognizes each noncontrolling holder’s respective share of the estimated fair value of the net assets at the date of formation or acquisition. Noncontrolling interests are subsequently adjusted for the noncontrolling holder’s share of additional contributions, distributions and their share of the net earnings or losses of each respective consolidated entity. The Company allocates net income or loss to noncontrolling interests based on the weighted average ownership interest during the period. The net income or loss that is not attributable to the Company is reflected in net income (loss) attributable to noncontrolling interests in the Consolidated Statements of Operations. The Company does not recognize a gain or loss on transactions with a consolidated entity in which it does not own 100% of the equity, but the Company reflects the difference in cash received or paid from the noncontrolling interests carrying amount as additional paid-in-capital.

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

Advertising Costs

Advertising costs include expenses associated with the promotion of the Company's brand, products and services to its clients. These costs include the new corporate branding in fiscal year 2023, digital and social marketing related to our brand and website, company store, integrated marketing experience, on-site customer meeting and sponsorship of events. Advertising costs are expensed as incurred and included in sales and marketing expenses in the Consolidated Statements of Operations. Advertising expenses were $16.2 million and $6.1 million for the fiscal years ended February 28, 2023 and 2022, respectively and $0.4 million and $3.8 million for the periods February 4, 2021 through February 28, 2021 and March 1, 2020 through February 3, 2021, respectively.

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

Acquisition-Related Expenses

Acquisition-related expenses consist of third-party accounting, legal, investment banking fees, severance, facility exit costs, travel expenses and other expenses incurred solely to prepare for and execute the acquisition and integration of a business. These costs are expensed as incurred.

Share-Based Compensation

The Company measures and recognizes compensation expense for all share-based awards at fair value over the requisite service period. The Company uses the Black-Scholes option pricing model to determine the grant date fair value of options. For restricted stock grants and certain performance-based awards, fair value is determined as the average price of the Company’s Class A common stock, par value $0.0001 per share (Class A Common Stock) on the date of grant. The determination of fair value of share-based awards on the date of grant using an option-pricing model is affected by the stock price as well as by assumptions regarding a number of subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors.

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

The Company does not estimate forfeitures for share-based awards; therefore, it records compensation costs for all awards and record forfeitures as they occur.

Unit-Based Compensation

The pre-Business Combination unit-based compensation expense associated with awards to employees and directors was measured at the grant date based on the fair value of the awards that were expected to vest. For time-based awards, the expense was recognized on a straight-line basis over the requisite service period of the award, which was generally four years. For performance-based awards, the expense was recognized when the performance obligation was probable of occurring. The fair value of options was estimated using the Black-Scholes option-pricing model. Use of this model requires management to make estimates and assumptions regarding expected option life, volatility, risk-free interest rate and dividend yields. The Company did not estimate forfeitures for unit-based awards; therefore, compensation costs was recorded for all awards and adjusted for forfeitures as they occurred. The Company did not have material forfeitures in any period.

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

Foreign Currency Transaction Gains and Losses

Transaction gains and losses reflected in the functional currencies are charged to income or expense at the time of the transaction.

Net transaction gain from foreign currency contracts recorded in the Consolidated Statements of Operations were $1.9 million and $1.3 million for the fiscal years ended February 28, 2023 and 2022, respectively and $0.2 million and $0.2 million for the periods February 4, 2021 through February 28, 2021 and March 1, 2020 through February 3, 2021, respectively.

Hedging Instruments

The Company recognizes hedging instruments as either assets or liabilities in the Consolidated Balance Sheets at fair value and provides qualitative and quantitative disclosures about such hedges.

Foreign Currency Forward Contracts

The Company has international operations that exposes it to potentially adverse movements in foreign currency exchange rates. To reduce the exposure to foreign currency rate changes on forecasted operating expenses, the Company enters into hedges in the form of foreign currency forward contracts related to changes in the U.S. dollar/foreign currency relationship. The Company does not use foreign currency forward contracts for speculative or trading purposes. The Company's foreign currency forward contracts are governed by an International Swaps and Derivatives Association master agreement that generally includes standard netting arrangements.

The Company is exposed to credit loss in the event of non-performance by counterparties to the foreign currency forward contracts. The Company actively monitors its exposure to credit risk, enters into foreign exchange forward contracts with high credit quality financial institutions and mitigates credit risk in hedge transactions by permitting net settlement of transactions with the same counterparty. The Company has not experienced any instances of non-performance by any counterparties.

The assets or liabilities associated with the forward contracts are recorded at fair value in prepaid expenses and other current assets, other noncurrent assets, accounts payable and accrued liabilities or other noncurrent liabilities in the Consolidated Balance Sheets. The accounting for gains and losses resulting from changes in fair value depends on the use of the foreign currency forward contract and whether it is designated and qualifies for hedge accounting. The cash flow impact upon settlement of the derivate contracts will be included in net cash from operating activities in the Consolidated Statements of Cash Flows.

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

The Company may also enter into foreign exchange forward contracts that are not designated as hedging instruments for accounting purposes. Changes in the fair value of the foreign exchange forward contracts not designated as hedging instruments will be reported in net income (loss) as part of other income (expense).

Interest Rate Collar Agreements

The Company is exposed to interest rate risk on its floating-rate debt. The Company may enter into interest rate collar agreements to effectively mitigate a portion of its exposure to changes in interest rates. The principal objective of entering into interest rate collar agreements is to reduce the variability of interest payments associated with the floating-rate debt. The interest rate collars will be designated as cash flow hedges as they effectively convert the notional value of the Company's variable rate debt to a fixed rate if the variable rate of the Company's debt is outside of the collars' floor and ceiling rates, including a spread on the underlying debt. Changes in the fair value of interest rate collar agreements designated as cash flow hedges will be recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and settled to interest expense over the term of the contract. The Company may also enter into interest rate collar agreements that are not designated as hedging instruments for accounting purposes. Changes in the fair value of interest rate collar agreements not designated as hedging instruments will be reported in net earnings (loss) as part of interest expense.

Interest Rate Swap Agreements

The Company is exposed to interest rate risk on its floating-rate debt. The Company may enter into interest rate swap agreements to effectively convert a portion of its floating-rate debt to a fixed-rate basis. The principal objective of entering into interest rate swap agreements is to eliminate or reduce the variability of the cash flows in interest payments associated with the floating-rate debt and reduce the impact of interest rate changes on future interest payment cash flows. The Company will elect to apply hedge accounting rules for all applicable contracts. Changes in the fair value of interest rate swap agreements designated as cash flow hedges will be recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and amortized to interest expense over the term of the contract. The Company may also enter into interest rate swap agreements that are not designated as hedging instruments for accounting purposes. Changes in the fair value of interest rate swap agreements not designated as hedging instruments will be reported in net earnings (loss) as part of other income (expense).

Comprehensive Income (Loss)

Comprehensive income (loss) includes net loss, as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. The Company’s elements of other comprehensive income (loss) are unrealized gains on investments, changes in the fair value of foreign currency forward contracts, changes in the fair value of interest rate agreements and cumulative foreign currency translation adjustments.

Deferred Financing Costs

The Company capitalizes underwriting, legal and other direct costs incurred related to the issuance of debt, which are included in notes payable in the Consolidated Balance Sheets. Deferred financing costs related to notes payable are amortized to interest expense over the terms of the related debt, using the effective interest method. Upon the extinguishment of the related debt, any unamortized deferred financing costs are immediately recorded to gain/loss on extinguishment of debt.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers (ASC 606), and all the related amendments. The Company generates revenue from the sale of subscriptions and professional services. The Company recognizes revenue when the client contract and associated performance obligations have been identified, the transaction price has been determined and allocated to the performance obligations in the contract, and the performance obligations have been satisfied. The Company recognizes revenue net of any taxes collected from clients, which are subsequently remitted to governmental authorities.

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

The majority of the Company’s contracts provide for fixed annual subscription fees. In limited cases, the Company’s contracts with clients are based on the volume of transactions. Typically, the volume-based fees are for small clients and comprise a small percentage of this revenue source. The Company’s client contracts typically have a term of one to five years. The Company's enterprise client contracts have an average term of approximately three years.

The Company also offers data product services consisting of the delivery of historical and ongoing data at various client specific intervals. The historical data is purchased through a one-time fee which can be paid in installments while the ongoing data is managed through a subscription service which typically runs three years.

The Company primarily invoices its enterprise clients for subscriptions in advance for use of the software solutions. The Company’s payment terms typically require clients to pay within 30 to 90 days from the invoice date.

Subscription revenue is recognized ratably over the life of the contract. For transactional based contracts, the Company primarily recognizes revenue for these contracts when the performance obligation is fulfilled.

Professional Services and Other

Professional services and other revenue is derived primarily from fees for enabling services, including consulting and deployment services for purchased solutions. These services are often sold in conjunction with the sale of the Company’s solutions. The Company provides professional services primarily on a time and materials basis, but also on a fixed fee basis. Clients are invoiced for professional services either monthly in arrears or, as with fixed fee arrangements, in advance and upon reaching project milestones. Professional services revenue is recognized over time. For services that are contracted at a fixed price, progress is generally measured based on labor hours incurred as a percentage of the total estimated hours required for complete satisfaction of the related performance obligations. For services that are contracted on time and materials or prepaid basis, progress is generally based on actual labor hours expended. These input methods (e.g., hours incurred or expended and milestone completion) are considered a faithful depiction of the Company’s efforts to satisfy services contracts as they represent the performance obligation consumed by the client and performed by the Company and therefore reflect the transfer of services to a client under such contracts.

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

Sales Commissions

The Company defers and amortizes sales commissions that are incremental and directly related to obtaining client contracts in accordance with ASC 606 and ASC 340-40, Other Assets and Deferred Cost-Contracts with Customers. The Company amortizes sales commissions over the period that products are expected to be delivered to clients, including expected renewals. The Company determined this period to be four years, beginning when costs are incurred. Certain sales commissions that would have an amortization period of less than a year are expensed as incurred to sales and marketing expense.

Recent Accounting Guidance

Recently Adopted Accounting Guidance

In February 2016, the FASB issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842). The core principle of ASC 842 is that a lessee should recognize the assets and liabilities that arise from leases. For operating leases, a lessee is required to recognize a ROU asset and a lease liability, initially measured at the present value of the lease payments, in the balance sheet. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The accounting applied by a lessor is largely unchanged from that applied under previous U.S. GAAP. This standard was effective for calendar fiscal years beginning after December 15, 2021. Earlier application was permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company adopted this standard as of March 1, 2021 utilizing the modified retrospective approach and elected a set of practical expedients that allowed us not to reassess whether contracts are or contain leases, lease classification or initial direct costs for existing leases. See Note 26, Leases for more information related to the Company's leases.

In October 2018, the FASB issued ASU 2018-17, Consolidated (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities. This standard is intended to improve the accounting when considering indirect interests held through related parties under common control for determining whether fees paid to decision makers and service providers are variable interests. ASU 2018-17 was effective for fiscal years beginning after December 15, 2020, and interim periods within those years. All entities are required to apply this standard retrospectively with a cumulative-effect adjustment to retained earnings at the beginning of the earliest period presented. The Company adopted this standard as of March 1, 2021 and it did not have a material impact on the consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities such as deferred revenue acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606. Generally, ASU 2021-08 will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree. Historically such amounts were recognized by the acquirer at fair value in acquisition accounting. ASU 2021-08 should be applied prospectively to acquisitions occurring on or after the effective date. ASU 2021-08 is effective for annual periods beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, including in interim periods. The Company adopted this guidance as part of the BluJay Acquisition, defined below, which resulted in the deferred revenue being recognized under ASC 606 instead of fair value at the acquisition date.

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

Recent Accounting Guidance Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting to simplify the accounting for contract modifications made to replace the London Interbank Offered Rate (LIBOR) or other reference rates that are expected to be discontinued because of the reference rate reform. The guidance provides optional expediates and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criterion are met. On January 7, 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The amendments in ASU 2021-01 are elective and apply to the Company’s debt instruments that may be modified as a result of the reference rate reform. The optional expedients and exceptions can be applied to contract modifications made until December 31, 2024. The Company is working on the transition of various rates in its debt instruments affected by reference rate reform, but does not expect the transition to have a material effect on the Company's financial position and results of operations.

3.
Business Combination and Acquisitions

Business Combination

The Business Combination of the Company and E2open Holdings was completed on February 4, 2021. The Business Combination was accounted for as a business combination under ASC 805. The acquisition of E2open Holdings constitutes the acquisition of a business for purposes of ASC 805, and due to the change in control, has been accounted for using the acquisition method with the Company as the accounting acquirer and E2open Holdings as the accounting acquiree. E2open Parent Holdings, Inc. has been determined to be the accounting acquirer based on evaluation of the following factors:

•
E2open Parent Holdings, Inc. is the sole managing member of E2open Holdings having full and complete authority over of all the affairs of E2open while the non-managing member equity holders do not have substantive participating or kick out rights;
•
The Sponsor and its affiliates had the right to nominate five or six initial members of the Company’s board of directors;
•
The predecessor controlling unitholder of E2open Holdings, Insight Partners, did not have a controlling interest in E2open Parent Holdings, Inc. or E2open Holdings as it held less than 50% of the voting interests after the Business Combination.

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

The Company recorded the allocation of the purchase price to the Predecessor’s tangible and intangible assets acquired and liabilities assumed based on their fair values as of February 4, 2021. The purchase price allocation is as follows:

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
(2)
The deferred revenue reflects a $60.7 million reduction in deferred revenues related to the estimated fair value of the acquired deferred revenue. The adjustment is based on the fair value estimates for deferred revenue, adjusted for costs to fulfill the liabilities assumed, plus a normal profit margin.
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

The allocation of the purchase price was based on valuations performed to determine the fair value of the net assets as of the Closing Date. Refinements have been made to the purchase price throughout the year with specific adjustments to stockholders' equity and goodwill. See Note 8, Goodwill and Note 21, Stockholders' Equity for additional information.

E2open Holdings incurred $6.5 million of expenses directly related to the Business Combination from March 1, 2020 through February 3, 2021 which were included in acquisition-related expenses in the Consolidated Statements of Operations. From January 14, 2020 (inception) through the date of its last filing for the year ending December 31, 2020, CCNB1 incurred $3.9 million of transaction related expenses. From January 1, 2021 through February 3, 2021, CCNB1 incurred $0.8 million of expenses related to the Business Combination. E2open Holdings paid $0.6 million of debt issuance costs on the Closing Date which were capitalized and recorded as a reduction to the outstanding debt balances. On the Closing Date, the Company paid $14.5 million of deferred underwriting costs related to CCNB1’s initial public offering. At the closing of the Business Combination, $10.9 million fees related to the PIPE Investment and $20.2 million of debt issuance costs, including the $0.6 million paid by E2open Holdings, were paid by the Company. Additionally, $31.0 million and $16.9 million of acquisition-related advisory fees related to the reverse merger were paid by E2open Holdings and CCNB1, respectively, at the closing of the Business Combination and as these advisory fees were contingent upon the consummation of the Business Combination, they were not recognized in the Consolidated Statements of Operations of the Predecessor or Successor, and were success fees in nature. The nature of these fees related to advisory and investment banker fees that were incurred dependent on the success of the Business Combination. The deferred underwriting commissions and costs pertaining to the reverse merger were treated as a reduction of equity while merger-related costs were expensed in the period from February 4, 2021 through February 28, 2021. The debt issuance costs were capitalized as a reduction to the outstanding debt balances.

BluJay Acquisition

On May 27, 2021, the Company entered into a Purchase Agreement to acquire all the outstanding equity of BluJay TopCo Limited, a private limited liability company which owned BluJay Solutions, a cloud-based logistics execution platform company (BluJay). The agreement was between the Company and BluJay and its subsidiaries (BluJay Sellers). The acquisition of BluJay (BluJay Acquisition) was completed on September 1, 2021 (Acquisition Date) and was accounted for as a business combination under ASC 805.

The cash consideration in the BluJay Acquisition was provided by $380.0 million in proceeds from the issuance of an incremental term loan, $300.0 million in PIPE financing from institutional investors for the purchase of an aggregate of 28,909,022 shares of the Company's Class A Common Stock and cash on hand.

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

The allocation of the purchase price was recorded to the tangible and intangible assets acquired and liabilities assumed based on their fair values as of the Acquisition Date and adjusted certain items as noted below. The final purchase price allocation was as follows:

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

(1)
Goodwill represents the excess of the purchase price over the estimated fair value of the identifiable net assets acquired in the BluJay Acquisition. Goodwill associated with the BluJay Acquisition was not deductible for tax purposes.
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
(4)
The adjustments primarily related to the jurisdictional netting of income taxes, impact of a tax rate change on the deferred balance and the reinstatement of income tax receivables along with the true-up of accrued liabilities.

The fair value of the intangible assets was as follows:

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

The Company incurred $33.7 million of expenses directly related to the BluJay Acquisition during the year ended February 28, 2022 which were included in acquisition-related expenses in the Consolidated Statements of Operations. Included in these expenses were $13.4 million acquisition-related advisory fees which were incurred on the Acquisition Date. In addition, the Company paid $10.4 million of debt issuance costs associated with the $380.0 million incremental term loan on the Acquisition Date which were capitalized and recorded as a reduction of the outstanding debt balances. At the closing of the BluJay Acquisition, the Company paid $7.1 million in fees related to the $300.0 million PIPE financing which were recorded as a reduction to the proceeds from the issuance of Class A Common Stock in the Consolidated Statements of Stockholders' Equity. Additionally, the Company paid $26.7 million of acquisition-related advisory fees and other expenses related to the BluJay Acquisition on behalf of BluJay. These expenses were part of the purchase price consideration and not recognized as expense in the Company's or BluJay's Consolidated Statements of Operations.

Logistyx Acquisition

On March 2, 2022, E2open, LLC acquired all of the issued and outstanding membership interests of Logistyx Technologies, LLC, a private limited liability company which connects top retailers, manufacturers and logistics providers to more than 550 in-network carriers with strategic parcel shipping and omni-channel fulfillment technology (Logistyx). The purchase price was $185 million, with an estimated fair value of $183.4 million, including $90 million paid in cash at closing (Logistyx Acquisition). An additional $95 million, which was subject to standard working capital adjustments and other contractual provisions, was paid in two installments on May 31, 2022 and September 1, 2022. The Company had the option to finance the remaining payments, at its discretion, through cash or a combination of cash and Class A Common Stock. The May 31, 2022 payment of $37.4 million was paid in cash.

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

The Logistyx Acquisition was accounted for as a business combination under ASC 805.

The following summarizes the consideration paid for the Logistyx Acquisition.

($ in thousands)	Fair Value
Cash consideration to Logistyx at fair value	$153,090
Cash repayment of debt	29,777
Cash paid for seller transaction costs	489
Working capital adjustment	(2,550)
Estimated consideration paid for the Logistyx Acquisition	$180,806

The allocation of the purchase price was recorded to the tangible and intangible assets acquired and liabilities assumed based on their fair values as of March 2, 2022 and adjusted certain items as noted below. The final purchase price allocation was as follows:

($ in thousands)	Preliminary Purchase Price Allocation	Adjustments (3)	Final Purchase Price Allocation
Cash and cash equivalents	$1,563	$—	$1,563
Account receivable, net	5,332	—	5,332
Other current assets	3,335	—	3,335
Property and equipment, net	144	—	144
Intangible assets	67,200	(400)	66,800
Goodwill (1)	125,896	(2,150)	123,746
Non-current assets	619	—	619
Accounts payable	(5,897)	—	(5,897)
Current liabilities	(3,931)	—	(3,931)
Deferred revenue (2)	(10,747)	—	(10,747)
Non-current liabilities	(158)	—	(158)
Total assets acquired and liabilities assumed	$183,356	$(2,550)	$180,806

(1)
Goodwill represents the excess of the purchase price over the estimated fair value of the identifiable net assets acquired in the Logistyx Acquisition. Goodwill associated with the Logistyx Acquisition was deductible for tax purposes at the U.S. entity level.
(2)
The deferred revenue was recorded under ASC 606 in accordance with ASU 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers; therefore, a reduction in deferred revenues related to the estimated fair values of the acquired deferred revenues was not required.
(3)
The adjustments primarily related to the $0.4 million change in fair values of the intangible assets due to a change in the deferred revenue and $2.6 million working capital adjustment.

The fair value of the intangible assets was as follows:

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

The Company incurred $4.1 million ($0.7 million as of February 28, 2022) of expenses directly related to the Logistyx Acquisition through February 28, 2023 which are included in acquisition-related expense in the Condensed Consolidated Statements of Operations. Included in these expenses were $1.6 million acquisition-related advisory fees which were incurred on March 2, 2022. At the closing of the Logistyx Acquisition, E2open, LLC paid $0.5 million of acquisition-related advisory fees and other expenses related to the Logistyx Acquisition on behalf of Logistyx. These expenses were part of the purchase price consideration and not recognized as expense in E2open, LLC's or Logistyx's Condensed Consolidated Statements of Operations.

Unaudited Pro Forma Operating Results

The following unaudited pro forma combined financial information presents the results of operations as if the BluJay and Logistyx acquisitions occurred as of March 1, 2021. The unaudited pro forma results may not necessarily reflect actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations. The unaudited pro forma results reflect the step-up amortization adjustments for the fair value of intangible assets acquired, the elimination of historical interest expense incurred by BluJay and Logistyx on its debt and the incurrence of interest expense related to the issuance of debt in connection with the BluJay and Logistyx acquisitions, transaction expenses, nonrecurring post-combination compensation expense and the related adjustment to the income tax provision.

Fiscal Year Ended
($ in millions)	February 28, 2022
Total revenue	$562.4
Net loss	(238.0)
Less: Net loss attributable to noncontrolling interest	(25.6)
Net loss attributable to E2open Parent Holdings, Inc.	$(212.4)

Other Acquisitions

In July 2019, E2open Holdings acquired Amber Road, Inc. (Amber Road), a leading provider of cloud-based global trade management software, trade content and training. E2open Holdings acquired Amber Road for approximately $428.6 million in fixed consideration. The acquisition was funded by proceeds from the Term Loan Due 2024 and the Amber Term Loan of $35.6 million. See Note 14, Notes Payable.

In May 2019, E2open Holdings acquired Averetek, a channel marketing engine enabling clients and their channel partners to plan and execute marketing campaign tactics. Averetek was acquired for $8.7 million in fixed consideration with $2.0 million in consideration contingent upon successful attainment of earn-out criteria that extend two years subsequent to closing. The fair value of the contingent consideration was $2.0 million at closing, February 28, 2021 or prior to payment. The contingent consideration was paid in July 2021.

The Company does not disclose the actual results of acquired companies post acquisition. E2open integrates the operations of acquired companies, therefore making it impractical to report separate results.

4.
Liquidity and Capital Resources

The Company measures liquidity in terms of its ability to fund the cash requirements of its business operations, including working capital, capital expenditure needs, contractual obligations and other commitments, with cash flows from operations and other sources of funding. Current working capital needs relate mainly to employee compensation and benefits, as well as interest, debt repayments, capital expenditures and operating expenses. The Company’s ability to expand and grow its business depends on many factors, including working capital needs and the evolution of operating cash flows.

The Company had $93.0 million in cash and cash equivalents as of February 28, 2023. The Company believes its existing cash and cash equivalents, cash provided by operating activities, and, if necessary, the borrowing capacity of up to $155.0 million available under its revolving credit facility (see Note 14, Notes Payable) will be sufficient to meet its working capital, debt repayment and capital expenditure requirements until for at least the next twelve months.

In the future, the Company may enter into arrangements to acquire or invest in complementary businesses. To facilitate these acquisitions or investments, the Company may seek additional equity or debt financing.

5.
Related Party Transactions

The completion of the Business Combination resulted in related party relationships between CCNB1 and many of the selling members of E2open Holdings as a continued affiliation exists between many of the parties and several of the selling members are current members of E2open's board of directors. Additionally, the BluJay Acquisition also resulted in related party relationships between the Company and BluJay Sellers as a continued affiliation exists and each selling owner group currently has one member on E2open's board of directors.

Investor Rights Agreement

Business Combination

The Company entered into the Investor Rights Agreement on the Closing Date. The director appointment rights under the Investor Rights Agreement will terminate as to a party when such party, together with its permitted transferees, has less than certain ownership thresholds (with respect to the affiliates of Insight Partners, the greater of 33% of the economic interests in the Company that such affiliates of Insight Partners owned immediately after the Closing Date and 2% of the Company’s voting securities, and with respect to CC Capital (on behalf of the Sponsor), less than 17% of the economic interests in the Company that it owned immediately after the Closing Date). The registration rights in the Investor Rights Agreement will terminate as to each holder of the Company’s shares of common stock when such holder ceases to hold any of the Company’s common stock or securities exercisable or exchangeable for the Company’s common stock.

BluJay Acquisition

The Investor Rights Agreement was amended and restated to add certain of BluJay's existing stockholders as parties, including certain affiliates of Francisco Partners and Temasek Holdings (Private) Limited (Temasek). The Investor Rights Agreement provides Francisco Partners and Temasek the right to nominate one member each to the Company's board of directors. Mr. Deep Shah, nominated by Francisco Partners, and Mr. Martin Fichtner, nominated by Temasek, became directors on September 1, 2021.

See Note 13, Tax Receivable Agreement and Note 22, Noncontrolling Interests for additional related party disclosures.

6.
Accounts Receivable

Accounts Receivable, net consisted of the following:

	Successor
	February 28,
($ in thousands)	2023	2022
Accounts receivable	$153,618	$143,799
Unbilled receivables	25,481	14,597
Less: Allowance for credit losses	(4,290)	(3,055)
Accounts receivable, net	$174,809	$155,341

Unbilled receivables represent revenue recognized for performance obligations that have been satisfied but for which amounts have not been billed, which the Company also refer to as contract assets.

Account balances are written off against the allowance for credit losses when the Company believes that it is probable that the receivable balance will not be recovered.

The allowance for credit losses was comprised of the following:

($ in thousands)	Amount
Balance, February 28, 2021 (Successor)	$(908)
BluJay Acquisition	(1,779)
Additions	(1,917)
Write-offs	1,549
Balance, February 28, 2022 (Successor)	(3,055)
Logistyx Acquisition	(267)
Additions	(2,185)
Write-offs	1,217
Balance, February 28, 2023 (Successor)	$(4,290)

7.
Prepaid and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	Successor
	February 28,
($ in thousands)	2023	2022
Prepaid software and hardware license and maintenance fees	$9,103	$6,022
Income and other taxes receivable	4,618	4,544
Prepaid insurance	1,337	3,401
Deferred commissions	4,771	2,867
Prepaid marketing	1,037	1,124
Security deposits	2,377	1,044
Other prepaid expenses and other current assets	1,957	7,241
Total prepaid expenses and other current assets	$25,200	$26,243

Amortization of software licenses held under financing leases is included in cost of revenue and operating expenses. Prepaid maintenance, services and insurance are expensed over the term of the underlying agreements.

8.
Goodwill

The Company tests goodwill for impairment on an annual basis or whenever events or changes occur that would more-likely-than not reduce the fair value of a report unit below its carrying value between annual impairment tests. As the Company has only one reporting unit, any goodwill impairment assessment is performed at the Company level.

During the second quarter of fiscal year 2023, the market price of E2open's Class A Common Stock and market capitalization declined significantly. This decline resulted in the Company determining that a triggering event occurred and an interim goodwill impairment assessment was performed. During the fourth quarter of fiscal year 2023, the annual impairment test of goodwill was performed and the current macroeconomic factors and current market conditions indicated that the full goodwill impairment analysis should be performed.

The fair value of E2open was calculated using an equally weighted combination of three different methods: discounted cash flow method, guideline public company method and guideline transaction method. The discounted cash flow method was based on the present value of estimated future cash flows which were based on management's estimates of projected net sales, net operating income margins and terminal growth rates, taking into consideration market and industry conditions. The discount rate used was based on the weighted-average cost of capital adjusted for the risk, size premium and business-specific characteristics related to projected cash flows. Under the guideline public company method, the fair value was based on the Company's current and forward-looking earnings multiples using management's estimates of projected net sales and adjusted EBITDA margins with consideration of market premiums. The unobservable inputs used to measure the fair value included projected net sales, forecasted adjusted EBITDA margins, the weighted average cost of capital, the normalized working capital level, capital expenditures assumptions, profitability projections, the determination of appropriate market comparison companies and terminal growth rates. Under the guideline transaction method, the fair value was based on pricing multiples derived from recently sold companies with similar characteristics to E2open taking into consideration management's estimates of projected net sales and net operating income margins.

The three approaches generated similar results and indicated that the fair value of E2open's equity and goodwill was less than its carrying amount for both the interim and annual assessments. Therefore, in the second and fourth quarters of fiscal year 2023, the Company recognized an impairment charge of $514.8 million and $386.8 million to goodwill, respectively. These two impairment charges resulted in a total goodwill impairment charge of $901.6 million for the fiscal year ended February 28, 2023.

The Company did not record a goodwill impairment charge for the fiscal year ended February 28, 2022 or the periods from February 4, 2021 through February 28, 2021 and March 1, 2020 through February 3, 2021.

The following tables present the changes in goodwill:

($ in thousands)	Amount
Balance, February 28, 2021 (Successor)	$2,628,646
Business Combination purchase price adjustment (1)	407
BluJay Acquisition (2)	1,155,321
Currency translation adjustment	(27,503)
Balance, February 28, 2022 (Successor)	3,756,871
BluJay Acquisition adjustment (2)	(5,455)
Logistyx Acquisition (3)	123,746
Impairment charge	(901,566)
Disposition (4)	(1,306)
Currency translation adjustment	(44,483)
Balance, February 28, 2023 (Successor)	$2,927,807

(1)
Consists of the post-closing adjustment of consideration and associated tax adjustments required as part of the merger transaction pursuant to Section 3.5 of the Business Combination Agreement. On July 6, 2021 additional Class A Common Stock and Common Units were issued with a value of $3.0 million in total pro rata to various parties who received consideration in February 2021 at the closing of the Business Combination in the form of shares of Class A Common Stock, Common Units and cash. Additional tax adjustments were required during fiscal year 2022.
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
(4)
Represents the goodwill that was sold as part of the subsidiary disposition in February 2023.
9.
Intangible Assets, Net

Intangible assets, net consisted of the following:

	Successor
	February 28, 2023
($ in thousands)	Weighted Average Useful Life	Cost	Accumulated Amortized	Net
Indefinite-lived:
Trademark / Trade name	Indefinite	$110,000	$—	$110,000
Definite-lived:
Client relationships	13.8	500,975	(118,520)	382,455
Technology	7.3	688,739	(170,178)	518,561
Content library	10.0	50,000	(10,372)	39,628
Trade name	1.0	3,843	(3,843)	—
Backlog	2.5	800	(320)	480
Total definite-lived		1,244,357	(303,233)	941,124
Total intangible assets		$1,354,357	$(303,233)	$1,051,124

	Successor
	February 28, 2022
($ in thousands)	Weighted Average Useful Life	Cost	Accumulated Amortized	Net
Indefinite-lived:
Trademark / Trade name	Indefinite	$109,998	$—	$109,998
Definite-lived:
Client relationships	13.6	476,584	(45,467)	431,117
Technology	7.3	666,160	(72,414)	593,746
Content library	10.0	50,000	(5,372)	44,628
Trade name	1.0	3,705	(1,804)	1,901
Total definite-lived		1,196,449	(125,057)	1,071,392
Total intangible assets		$1,306,447	$(125,057)	$1,181,390

The e2open trade name is indefinite-lived. Acquired trade names were definite-lived as over time the Company rebrands acquired products and services as e2open.

During February 2023, net client relationships and technology of $0.7 million and $1.6 million, respectively, were sold as part of the subsidiary disposition.

Amortization of intangible assets is recorded in cost of revenue and operating expenses in the Consolidated Statements of Operations. The Company recorded amortization expense related to intangible assets of $181.3 million, $120.2 million, $5.3 million and $50.2 million for the fiscal years ended February 28, 2023 and 2022 and periods from February 4, 2021 through February 28, 2021 and March 1, 2020 through February 3, 2021, respectively.

The weighted-average remaining amortization period for the definite-lived intangible assets was 8.7 years as of February 28, 2023.

Future amortization of intangibles is as follows for the fiscal years ending:

($ in thousands)	Amount
2024	$178,388
2025	147,433
2026	116,478
2027	116,478
2028	92,281
Thereafter	290,066
Total future amortization	$941,124

10.
Property and Equipment, Net

Property and equipment, net consisted of the following:

	Successor
	February 28,
($ in thousands)	2023	2022
Computer equipment	$52,296	$33,228
Software	26,430	22,940
Software development costs	35,631	20,881
Furniture and fixtures	3,032	3,509
Leasehold improvements	9,203	9,067
Gross property and equipment	126,592	89,625
Less accumulated depreciation and amortization	(54,116)	(23,688)
Property and equipment, net	$72,476	$65,937

Computer equipment and software include assets held under financing leases. Amortization of assets held under financing leases is included in depreciation expense. See Note 26, Leases for additional information regarding the Company's financing leases.

Depreciation expense was $31.9 million, $22.4 million, $1.1 million and $13.1 million for the fiscal years ended February 28, 2023 and 2022 and periods from February 4, 2021 through February 28, 2021 and March 1, 2020 through February 3, 2021, respectively.

The Company recognized $5.6 million, $3.0 million, $0.1 million and $0.8 million of amortization of capitalized software development costs for the fiscal years ended February 28, 2023 and 2022 and the periods from February 4, 2021 through February 28, 2021 and March 1, 2020 through February 3, 2021, respectively.

Property and equipment, net by geographic regions consisted of the following:

	Successor
	February 28,
($ in thousands)	2023	2022
Americas	$60,154	$58,441
Europe	7,728	4,022
Asia Pacific	4,594	3,474
Property and equipment, net	$72,476	$65,937

No material gains or losses on disposal of property and equipment were recorded during the fiscal years ended February 28, 2023 and 2022 and periods from February 4, 2021 through February 28, 2021 and March 1, 2020 through February 3, 2021.

11.
Investments

On February 4, 2022, the Company made a minority investment of $2.5 million in a private firm focused on supply chain financing. The Company made the required second investment of $2.5 million on May 5, 2022 along with $0.5 million of transaction fees.

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

12.
Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	Successor
	February 28,
($ in thousands)	2023	2022
Accrued compensation	$40,365	$63,101
Accrued severance and retention	937	1,909
Trade accounts payable	32,859	33,158
Accrued professional services	3,346	5,440
Restructuring liability	213	778
Interest payable	5,324	2,398
Client deposits	2,574	2,214
Other	11,873	19,546
Total accounts payable and accrued liabilities	$97,491	$128,544

13.
Tax Receivable Agreement

E2open Holdings entered into a Tax Receivable Agreement with certain selling equity holders of E2open Holdings that requires E2open to pay 85% of the tax savings that are realized because of increases in the tax basis in E2open Holdings' assets. This increase is either from the sale or exchange of the Common Units for shares of Class A Common Stock and cash, as well as from tax benefits attributable to payments under the Tax Receivable Agreement. E2open will retain the benefit of the remaining 15% of these cash savings. The Tax Receivable Agreement will continue until all such tax benefits have been utilized or expired unless E2open Holdings exercises its right to terminate the Tax Receivable Agreement for an amount representing the present value of anticipated future tax benefits under the Tax Receivable Agreement for an amount representing the present value of anticipated future tax benefits under the Tax Receivable Agreement or certain other accelerated events occur.

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

Significant inputs and assumptions were used to estimate the future expected payments including the timing of the realization of the tax benefits, a tax rate of 24.1% and an imputed rate of 7% based on the Company's cost of debt plus an incremental premium at the Closing Date. Changes in any of these or other factors are expected to impact the timing and amount of gross payments. The fair value of these obligations will be accreted to the amount of the gross expected obligation. In addition, if E2open Holdings were to exercise its right to terminate the Tax Receivable Agreement or certain other acceleration events occur, E2open Holdings will be required to make immediate cash payments. Such cash payments will be equal to the present value of the assumed future realized tax benefits based on a set of assumptions and using an agreed upon discount rate, as defined in the Tax Receivable Agreement. The early termination payment may be made significantly in advance of the actual realization, if any, of those future tax benefits. Such payments will be calculated based on certain assumptions, including that E2open Holdings has sufficient taxable income to utilize the full amount of any tax benefits subject to the Tax Receivable Agreement over the period specified therein. The payments that E2open Holdings will be required to make will generally reduce the amount of the overall cash flow that might have otherwise been available, but the Company expects the cash tax savings it will realize from the utilization of the related tax benefits will exceed the amount of any required payments.

Pursuant to ASC 805 and relevant tax law, the Company has calculated the fair value of the Tax Receivable Agreement payments related to the transaction at the acquisition date and identified the timing of the utilization of the tax attributes. Under ASC 805, the Tax Receivable Agreement liability, as of the acquisition date, will be revalued at the end of each reporting period with the gain or loss as well as the associated interest reflected in the gain (loss) from change in tax receivable agreement liability in the Consolidated Statements of Operations in the period in which the event occurred. Interest will accrue on the Tax Receivable Agreement liability at a rate of LIBOR plus 100 basis points. In addition, under ASC 450, Contingencies, transactions with partnership unit holders after the acquisition date will result in additional Tax Receivable Agreement liabilities that are recorded on a gross undiscounted basis.

The Tax Receivable Agreement liability was recorded by E2open Holdings as of the close of the Business Combination at $49.9 million. The Tax Receivable Agreement liability was $69.7 million and $66.6 million as of February 28, 2023 and 2022, respectively. The tax rate used in the calculation was 24.2% and 24.1% as of February 28, 2023 and 2022, respectively. The discount rate used for the ASC 805 calculation was 9.7% and 8.2% as of February 28, 2023 and 2022, respectively based on the cost of debt plus an incremental premium. During the fiscal years ended February 28, 2023 and 2022, a loss of $2.9 million and a loss of $0.2 million, respectively, was recorded as a change in the liability related to the ASC 805 discounted liability. During the fiscal years ended February 28, 2023 and 2022, the Tax Receivable Agreement liability under ASC 450 increased by $0.3 million and $16.3 million, respectively, as an adjustment to additional paid-in capital on the Consolidated Balance Sheets.

14.
Notes Payable

Notes payable outstanding were as follows:

	Successor
	February 28,
($ in thousands)	2023	2022
2021 Term Loan	$1,078,200	$899,163
2021 Revolving Credit Facility	—	80,000
Other notes payable	492	47
Total notes payable	1,078,692	979,210
Less unamortized debt issuance costs	(23,912)	(26,536)
Total notes payable, net	1,054,780	952,674
Less current portion	(11,144)	(89,097)
Notes payable, less current portion, net	$1,043,636	$863,577

2021 Term Loan and Revolving Credit Facility

In February 2021, E2open, LLC, a subsidiary of the Company, entered into a credit agreement (Credit Agreement) that provided for $525.0 million in term loans (2021 Term Loan) and $75.0 million in commitments for revolving credit loans (2021 Revolving Credit Facility) with a $15.0 million letter of credit sublimit. In September 2021, the Credit Agreement was amended to include a $380.0 million incremental term loan, an increase in the letter of credit sublimit from $15.0 million to $30.0 million and an increase in the 2021 Revolving Credit Facility from $75.0 million to $155.0 million. In April 2022, the Credit Agreement was amended to include a $190.0 million incremental term loan.

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

The interest rates applicable to borrowings under the Credit Agreement are, at E2open, LLC’s option, either (1) a base rate, which is equal to the greater of (a) the Prime rate, (b) the Federal Reserve Bank of New York rate plus 0.5% and (c) the adjusted Eurocurrency Rate for a one month interest period plus 1% or (2) the adjusted Eurocurrency rate equal to the adjusted Eurocurrency rate for the applicable interest period multiplied by the statutory reserve rate, plus in the case of each of clauses (1) and (2), the Applicable Rate. The Applicable Rate (1) for base rate term loans ranges from 2.25% to 2.50% per annum, (2) for base rate revolving loans ranges from 1.50% to 2.00% per annum, (3) for Eurodollar term loans ranges from 3.25% to 3.50% per annum and (4) for Eurodollar revolving loans ranges from 2.50% to 3.00% per annum, in each case, based on the first lien leverage ratio. E2open, LLC will pay a commitment fee during the term of the Credit Agreement ranging from 0.25% to 0.375% per annum of the average daily undrawn portion of the revolving commitments based on the First Lien Leverage Ratio which represents the ratio of the Company’s secured consolidated total indebtedness to the Company’s consolidated EBITDA as specified in the Credit Agreement. The Company will transition from LIBOR to the Secured Overnight Financing Rate (SOFR) during fiscal year 2024.

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

The Credit Agreement is guaranteed by E2open Intermediate, LLC, a subsidiary of the Company, and certain wholly owned subsidiaries of E2open, LLC, as guarantors, and is supported by a security interest in substantially all of the guarantors’ personal property and assets. The Credit Agreement contains certain customary events of defaults, representations and warranties as well as affirmative and negative covenants.

Borrowings under the Credit Agreements may be used for working capital and other general corporate purposes, including capital expenditures, permitted acquisitions and other investments, restricted payments and the refinancing of indebtedness, and any other use not prohibited by the Loan Documents.

As of February 28, 2023 and 2022, there were $1,078.2 million and $899.2 million, respectively outstanding under the 2021 Term Loan at an interest rate of 8.08% and 4.00%, respectively. There were no outstanding borrowings, no letters of credit and $155.0 million available borrowing capacity under the 2021 Revolving Credit Facility as of February 28, 2023. There were $80.0 million borrowings outstanding at an interest rate of 5.25%, no letters of credit and $75.0 million available borrowing capacity under the 2021 Revolving Credit Facility as of February 28, 2022.

The Company was in compliance with the First Lien Leverage Ratio for the Credit Agreement as of February 28, 2023 and 2022.

See Note 31, Subsequent Events for information related to the interest rate collars that the Company entered into during March 2023 related to the 2021 Term Loan.

Amber Term Loan

In connection with the acquisition of Amber Road, E2open Holdings assumed a term loan that was guaranteed by Insight Partners (Amber Term Loan). As of February 28, 2020, the loan had a principal balance of $36.6 million, respectively, which was payable at maturity in April 2021. Interest was paid monthly. The loan had a variable interest rate of prime less 1% which was 3.25% as of February 28, 2020. There are no premiums or penalties on voluntary prepayment of the Amber Term Loan. The Amber Term Loan was paid in full as part of the Business Combination in February 2021.

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

During the years ended February 28, 2023 and 2022 and periods from February 4, 2021 through February 28, 2021 and March 1, 2020 through February 3, 2021, the Company recognized $70.8 million, $33.1 million, $1.5 million and $64.5 million, respectively, of interest expense related to its outstanding debt in the Consolidated Statements of Operations including the amortization of deferred financing fees.

The following table sets forth principal payment obligations of the Company's notes payable for the fiscal years ending:

($ in thousands)	Amount
2024	$11,144
2025	11,126
2026	11,109
2027	10,962
2028	1,034,351
Thereafter	—
Total minimum payments	1,078,692
Less current portion	(11,144)
Notes payable, less current portion	$1,067,548

15.
Contingent Consideration

Business Combination

The contingent consideration liability is due to the issuance of Series B-1 and B-2 common stock and Series 1 and Series 2 RCUs of E2open Holdings as part of the Business Combination. These shares and units were issued on a proportional basis to each holder of Class A shares in CCNB1 and Common Units of E2open Holdings. These restricted shares and Common Units are treated as a contingent consideration liability under ASC 805 and valued at fair market value. The contingent consideration liability was recorded at a fair value of $158.6 million as of the close of the Business Combination and will be remeasured at each reporting date and adjusted if necessary. Any gain or loss recognized from the remeasurement will be recorded in gain (loss) from the change in fair value of contingent consideration on the Consolidated Statements of Operations as a nonoperating income (expense) as the change in fair value is not part of the Company's core operating activities.

The contingent consideration liability was $29.5 million and $45.6 million as of February 28, 2023 and 2022, respectively. The fair value remeasurements resulted in a gain of $16.0 million, a loss of $56.1 million and a gain of $29.2 million for the fiscal years ended February 28, 2023 and 2022 and the period from February 4, 2021 through February 28, 2021.

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

As of June 8, 2021, the 5-day daily per share volume-weighted average price (VWAP) of the Class A Common Stock exceeded $13.50 per share which was the triggering event for the Series B-1 common stock to automatically convert into the Company's Class A Common Stock on a one-to-one basis. As such, 8,120,273 shares of Series B-1 common stock converted into 8,120,273 shares of Class A Common Stock. There were 94 shares of Series B-1 common stock pending conversion as of February 28, 2023 and 2022.

There were 3,372,184 shares of Series B-2 common stock outstanding as of February 28, 2023 and 2022. The Series B-2 common stock automatically convert into the Company's Class A Common Stock on a one-to-one basis upon the occurrence of the first day on which the 20-day VWAP is equal to at least $15.00 per share; provided, however, that the reference to $15.00 per share shall be decreased by the aggregate per share amount of dividends actually paid in respect of a share of Class A Common Stock following the closing of the Business Combination.

Similar to the Series B-1 common stock, the 4,379,557 shares of Series 1 RCUs vest and become Common Units of E2open Holdings at such time as the 5-day VWAP of the Class A Common Stock is at least $13.50 per share; however, the $13.50 per share threshold will be decreased by the aggregate amount of dividends per share paid following the closing of the Business Combination.

As of June 8, 2021, the 5-day VWAP of the Class A Common Stock exceeded $13.50 per share which was the triggering event for the Series 1 RCUs to vest and become Common Units of E2open Holdings. As such, 4,379,557 Series 1 RCUs became 4,379,557 Common Units of E2open Holdings along with entitling the holders of the newly vested Common Units to 4,379,557 shares of Class V common stock, par value $0.0001 per share (Class V Common Stock). Catch-Up Payments were not required as a result of the Series 1 RCU vesting.

There were 2,627,724 shares of Series 2 RCUs outstanding as of February 28, 2023 and 2022. Similar to the Series B-2 common stock, the Series 2 RCUs will vest (a) at such time as the 20-day VWAP of the Class A Common Stock is at least $15.00 per share; however, the $15.00 per share threshold will be decreased by the aggregate amount of dividends per share paid following the closing of the Business Combination; (b) upon the consummation of a qualifying change of control of the Company or Sponsor and (c) upon the qualifying liquidation defined in the limited liability company agreement.

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

These restricted shares were treated as a contingent consideration liability under ASC 805 and valued at fair market value. The contingent consideration liability was recorded at a fair value of $26.0 million on the acquisition date and remeasured at each reporting date and adjusted if necessary. Any gain or loss recognized from the remeasurement was recognized in gain (loss) from the change in fair value of contingent consideration on the Consolidated Statements of Operations as a nonoperating income (expense) as the change in fair value was not a core operating activity of the Company.

The contingent consideration liability was $21.4 million as of February 28, 2021. As of June 8, 2021, the 5-day VWAP of the Company's Class A Common Stock exceeded $13.50 per share which was triggering event for the Series B-1 common stock to automatically convert into Class A Common Stock on a one-to-one basis. The fair value remeasurements through June 8, 2021 resulted in a loss of $13.7 million for the fiscal year ended February 28, 2022. The change in fair value for the period from February 4, 2021 through February 28, 2021 was a gain of $4.6 million.

Averetek

The purchase agreement for Averetek (see Note 3, Business Combination and Acquisitions) included contingent payments of up to $2.0 million in consideration contingent upon successful attainment of revenue related criteria that extended up to two years subsequent to closing, as well as a deferred consideration payment of $1.1 million that extended one year subsequent to the closing of Averetek. The deferred consideration and earn-out liabilities were recorded on the acquisition date in acquisition-related obligations on the Consolidated Balance Sheets. The earn-out liability was remeasured at each reporting date and adjusted if necessary. At the acquisition date, the fair value of the contingent consideration was $2.0 million. The Company determined there was no change in fair value of the contingent consideration as of February 28, 2021 or prior to payment. The deferred consideration was earned in May 2021 and paid in July 2021.

16.
Financial Instruments

Cash Flow Hedging Activities

The Company's foreign exchange forward contracts are designed and qualify as cash flow hedges. The contracts currently hedge the U.S. dollar/Indian rupee relationship with the duration of these forward contracts ranging from one-month to 24-months at inception. These contracts cover a portion of the Company's spend in Indian rupee. The Company has not hedged its exposure to revenue or expenses in other currencies.

As of February 28, 2023, the Company's foreign exchange forward contracts have durations of approximately 18 months or less.

The Company's exposure to the market gains or losses will vary over time as a function of currency exchange rates. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

The following table represents the Consolidated Balance Sheets location and amount of the foreign currency forward contract fair values:

Successor
($ in thousands)	February 28, 2023
Accounts payable and accrued liabilities	$(659)
Other noncurrent liabilities	(197)

The Company estimates the $0.7 million, net of tax, of losses on forward exchange currency derivative instruments included in other comprehensive loss will be settled and reclassified into earnings within the next twelve months.

The Company reports its foreign exchange forward contract assets and liabilities on a net basis in the Consolidated Balance Sheets when a master-netting arrangement exists between it and the counterparty to the contract. A standard master netting agreement exists between the Company and the counterparty to the foreign exchange forward contract entered into in August 2022. The agreement allows for multiple transaction payment netting and none of the netting arrangements involve collateral. As of February 28, 2023, all of the foreign exchange forward contracts are in a liability position.

See Note 23, Other Comprehensive Income (Loss) for additional information regarding the cash flow hedges.

17.
Fair Value Measurement

The Company’s financial instruments include cash and cash equivalents; investments; accounts receivable, net; accounts payable; acquisition-related obligations; notes payable; and financing lease obligations. Accounts receivable, net; accounts payable; and acquisition-related obligations are stated at their carrying value, which approximates fair value, due to their short maturity. The Company measures its cash equivalents and investments at fair value, based on an exchange or exit price which represents the amount that would be received for an asset sale or an exit price, or paid to transfer a liability in an orderly transaction between knowledgeable and willing market participants. The Company estimates the fair value for notes payable and financing lease obligations by discounting the future cash flows of the related note and lease payments. As of February 28, 2023 and 2022, the fair value of the cash and cash equivalents, restricted cash, notes payable and financing lease obligations approximates their recorded values.

The following tables set forth details about the Company’s investments:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
February 28, 2023 (Successor)
Asset-backed securities	$162	$35	$—	$197

February 28, 2022 (Successor)
Asset-backed securities	$162	$46	$—	$208

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

The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy are summarized as follows:

	Successor
	February 28, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Asset-backed securities	$—	$197	$—	$197
Total investments	—	197	—	197
Total assets	$—	$197	$—	$197

Liabilities:
Forward currency contracts	$—	$856	$—	$856
Cash-settled restricted stock units	21	—	—	21
Tax receivable agreement liability	—	—	53,154	53,154
Warrant liability	16,920	—	12,696	29,616
Contingent consideration	—	—	29,548	29,548
Total liabilities	$16,941	$856	$95,398	$113,195

	Successor
	February 28, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market	$4	$—	$—	$4
Total cash equivalents	4	—	—	4
Investments:
Asset-backed securities	—	208	—	208
Total investments	—	208	—	208
Total assets	$4	$208	$—	$212

Liabilities:
Tax receivable agreement liability	$—	$—	$50,268	$50,268
Warrant liability	27,324	—	39,815	67,139
Contingent consideration	—	—	45,568	45,568
Total liabilities	$27,324	$—	$135,651	$162,975

Cash-Settled Restricted Stock Units

Cash-settled restricted stock units (RSUs) form part of the Company's compensation program. The fair value of these awards are determined using the closing stock price of the Class A Common Stock on the last day of each balance sheet date which is considered an observable quoted market price in active markets (Level 1).

Contingent Consideration

The following table provides a reconciliation of the beginning and ending balances of acquisition related accrued earn-outs and contingent consideration using significant unobservable inputs (Level 3):

	Successor
	February 28,
($ in thousands)	2023	2022
Beginning of period	$45,568	$152,808
Conversion to Class A Common Stock	—	(175,000)
Cash payments	—	(2,000)
(Gain) loss from fair value of contingent consideration	(16,020)	69,760
End of period	$29,548	$45,568

The change in the fair value of the earn-out is recorded in acquisition-related expenses while the change in the fair value of the contingent consideration is recorded in gain (loss) from change in fair value of contingent consideration in the Consolidated Statements of Operations.

Tax Receivable Agreement

The Company's tax receivable agreement liability is measured under both ASC 805 at fair value on a recurring basis using significant unobservable inputs (Level 3) and ASC 450 at book value. The following table provides a reconciliation of the portion of the tax receivable agreement liability measured at fair value under Level 3:

	Successor
	February 28,
($ in thousands)	2023	2022
Beginning of period	$50,268	$50,114
Gain (loss) from fair value of tax receivable agreement liability	2,886	154
End of period	$53,154	$50,268

The change in the fair value of the tax receivable agreement liability is recorded in gain (loss) from change in tax receivable agreement liability in the Consolidated Statements of Operations.

Warrants

The Company’s warrant liability is measured at fair value on a recurring basis using active market quoted prices (Level 1) and significant unobservable inputs (Level 3). The following table provides a reconciliation of the warrant liability:

	Successor
	February 28,
($ in thousands)	2023	2022
Beginning of period	$67,139	$68,772
Gain from fair value of warrant liability	(37,523)	(1,633)
End of period	$29,616	$67,139

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

The Company’s public warrants are valued using active market quoted prices, which are Level 1 inputs. The private placement warrants are valued using a binominal pricing model when the warrants are subject to the make-whole table, or otherwise are valued using a Black-Scholes pricing model. The 5,000,000 redeemable warrants purchased pursuant to the Forward Purchase Agreement (Forward Purchase Warrants) are valued utilizing observable market prices for public shares and warrants, relative to the present value of contractual cash proceeds. The assumptions used in preparing these models include estimates such as volatility, contractual terms, discount rates, dividend yield, expiration dates and risk-free interest rates. These valuation models uses unobservable market input, and therefore the liability is classified as both Level 1 and Level 3.

18.
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

Total Revenue by Geographic Locations

Revenue by geographic regions consisted of the following:

	Successor			Predecessor
($ in thousands)	Fiscal Year Ended February 28, 2023	Fiscal Year Ended February 28, 2022	February 4, 2021 through February 28, 2021	March 1, 2020 through February 3, 2021
Americas	$549,246	$366,987	$20,403	$295,923
Europe	81,062	43,430	463	6,226
Asia Pacific	21,907	15,144	499	6,498
Total revenue	$652,215	$425,561	$21,365	$308,647

Revenues by geography are determined based on the region of the Company’s contracting entity, which may be different than the region of the client. Americas revenue attributed to the United States was 83%, 86%, 96% and 96% during the years ended February 28, 2023 and 2022 and periods from February 4, 2021 through February 28, 2021 and March 1, 2020 through February 3, 2021, respectively. No other country represented more than 10% of total revenue during these periods.

During fiscal years ended February 28, 2023 and 2022, the Company recorded a $0.5 million and $53.6 million reduction to revenue to amortize the deferred revenue fair value adjustment that resulted from the purchase price allocation in the Business Combination, respectively. With the early adoption of ASU 2021-08, a fair value adjustment to deferred revenue is no longer required; therefore, an adjustment to deferred revenue was not made for the BluJay or Logistyx acquisitions.

Remaining Performance Obligations

Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied. It includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods and does not include contracts where the client is not committed. The client is not considered committed when they are able to terminate for convenience without payment of a substantive penalty under the contract. Additionally, as a practical expedient of ASC 606, the Company has not disclosed the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. As of February 28, 2023 and 2022, approximately $779.6 million and $767.9 million of revenue was expected to be recognized from remaining performance obligations, respectively. These amounts are expected to be recognized over the next five years.

Contract Assets and Liabilities

Contract assets primarily represent revenues recognized for performance obligations that have been satisfied but for which amounts have not been billed. Contract assets were $25.5 million and $14.6 million as of February 28, 2023 and 2022, respectively. Contract liabilities consist of deferred revenue which includes billings in excess of revenue recognized related to subscription contracts and professional services. Deferred revenue is recognized as revenue when the Company performs under the contract. Deferred revenue was $206.3 million and $192.1 million as of February 28, 2023 and 2022, respectively. A fair value adjustment of $60.7 million was recorded as part of the Business Combination that reduced deferred revenue. See Note 3, Business Combinations and Acquisitions. As deferred revenue is recognized, any fair value adjustment related to the deferred revenue is also recognized as a reduction to revenue. As of February 28, 2022, the fair value adjustment to reduce deferred revenue as part of the Business Combination was $0.5 million. As of February 28, 2023 there was no longer a fair value adjustment to reduce deferred revenue. Revenue recognized during the fiscal year ended February 28, 2023, included in deferred revenue on the Consolidated Balance Sheets as of February 28, 2022, was $171.8 million.

Sales Commissions

With the adoption of ASC 606 and ASC 340-40, Contracts with Customers in March 2019, the Company began deferring and amortizing sales commissions that are incremental and directly related to obtaining client contracts. Amortization expense of $4.1 million, $1.4 million, less than $0.1 million and $3.9 million was recorded in sales and marketing expense in the Consolidated Statements of Operations for the fiscal years ended February 28, 2023 and 2022 and periods from February 4, 2021 through February 28, 2021 and March 1, 2020 through February 3, 2021, respectively. Certain sales commissions that would have an amortization period of less than a year are expensed as incurred in sales and marketing expenses. As of February 28, 2023 and 2022, the Company had $16.0 million and $12.2 million of capitalized sales commissions included in other prepaid and other current assets and other noncurrent assets in the Consolidated Balance Sheets, respectively. In conjunction with the purchase accounting associated with the Business Combination, sales commissions deferred by the Predecessor were determined to have no fair value and were written off.

19.
Severance and Exit Costs

In connection with the acquisitions, the Company conducts pre and post-acquisition related operational reviews to reallocate resources to strategic areas of its business. The operational reviews resulted in workforce reductions, lease obligations related to properties that were vacated and other expenses. Severance and exit costs included in acquisition-related expenses in the Consolidated Statements of Operations are as follows:

	Successor			Predecessor
($ in thousands)	Fiscal Year Ended February 28, 2023	Fiscal Year Ended February 28, 2022	February 4, 2021 through February 28, 2021	March 1, 2020 through February 3, 2021
Severance	$3,124	$6,924	$10	$1,971
Lease exits	489	1,657	45	2,695
Total severance and exit costs	$3,613	$8,581	$55	$4,666

In addition, during the second quarter of fiscal year 2023, the Company accrued $0.8 million in severance expense related to an executive who left the Company. The expense was recorded in general and administrative expense in the Consolidated Statements of Operations and in the Consolidated Balance Sheets in accounts payable and accrued liabilities in the accrued severance and retention liability. The severance payment was paid during the third quarter of fiscal year 2023.

Included in accounts payable and accrued liabilities as of February 28, 2023 and 2022 was a restructuring liability balance, primarily consisting of lease related obligations, of $0.2 million and $0.8 million, respectively, and a restructuring severance liability of $0.9 million and $1.9 million, respectively. The Company expects these amounts to be substantially paid within the next 12 months.

The following table reflects the changes in the severance and exit costs accruals:

	Successor
	February 28,
($ in thousands)	2023	2022
Beginning of period	$2,687	$1,988
Payments	(6,225)	(7,302)
Impairment of right-of-use assets	(421)	(580)
Disposition (1)	(162)	—
Expenses	5,271	8,581
End of period	$1,150	$2,687

(1)
Represents the severance and retention accrual that was written off as part of the subsidiary disposition in February 2023.

20.
Warrants

As of February 28, 2023 and 2022, there were an aggregate of 29,079,872 warrants outstanding, which include the public warrants, private placement warrants and Forward Purchase Warrants. Each warrant entitles its holders to purchase one share of the Company's Class A Common Stock at an exercise price of $11.50 per share. The private placement warrants became exercisable with the Domestication. The Forward Purchase Warrants became exercisable upon effectiveness of the Company’s Form S-1 in March 2021. The public warrants became exercisable in April 2021. The public warrants, private placement warrants and forward purchase warrants will expire five years after the Closing Date, or earlier upon redemption or liquidation. Once the warrants became exercisable, the Company has the option to redeem the outstanding warrants when various conditions are met, such as specific stock prices, as detailed in the specific warrant agreements. However, the 10,280,000 private placement warrants are nonredeemable so long as they are held by the Company’s Sponsor or its permitted transferees. The warrants are recorded as a liability in warrant liability on the Consolidated Balance Sheets with a balance of $29.6 million and $67.1 million as of February 28, 2023 and 2022, respectively. During the fiscal years ended February 28, 2023 and 2022 and period from February 4, 2021 through February 28, 2021, a gain of $37.5 million, $1.6 million and $23.2 million was recognized in gain from change in fair value of the warrant liability in the Consolidated Statements of Operations, respectively. During the fiscal year ended February 28, 2022, 100 warrants were exercised with a total exercise price of $1,150.

21.
Stockholders' Equity

Class A Common Stock

The Company is authorized to issue 2,500,000,000 Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A Common Stock are entitled to one vote for each share. As of February 28, 2023 and 2022, there were 302,582,007 and 301,536,621 shares of Class A Common Stock issued, respectively, and 302,405,353 and 301,359,967 shares of Class A Common Stock outstanding, respectively.

Class V Common Stock

The Company was authorized to issue 40,000,000 Class V common stock with a par value of $0.0001 per share. In August 2021, the number of shares authorized for issuance was increased to 42,747,890 Class V common stock with a par value of $0.0001. These shares have no economic value but entitle the holder to one vote per share. As of February 28, 2023 and 2022, there were 32,992,007 and 33,560,839 shares of Class V Common Stock issued and outstanding, respectively, and 9,755,883 and 9,187,051 shares of Class V Common Stock held in treasury, respectively.

The holders of Common Units participate in net income or loss allocations and distributions of E2open Holdings. They are also entitled to Class V Common Stock on a one-for-one basis to their Common Units which in essence allows each holder one vote per Common Unit.

The following table reflects the changes in the Company’s outstanding stock:

	Class A	Class V	Series B-1	Series B-2
Balance, February 28, 2021 (Successor)	187,051,142	35,636,680	8,120,367	3,372,184
Conversion of Series B-1 common stock (1)	8,120,273	—	(8,120,273)	—
Conversion of Series 1 RCUs (2)	—	4,379,557	—	—
Business Combination post-close adjustment issuance (3)	133,322	92,690	—	—
Issuance of common stock for BluJay Acquisition (4)	72,383,299	—	—	—
Issuance of common stock for BluJay Acquisition PIPE financing (5)	28,909,022	—	—	—
Conversion of Common Units (6)	4,939,463	(6,548,088)	—	—
Exercise of warrants (7)	100	—	—	—
Repurchase shares (8)	(176,654)	—	—	—
Balance, February 28, 2022 (Successor)	301,359,967	33,560,839	94	3,372,184
Conversion of Common Units (6)	349,941	(568,832)	—	—
Vesting of restricted awards, net of shares withheld for taxes (9)	695,445	—	—	—
Balance, February 28, 2023 (Successor)	302,405,353	32,992,007	94	3,372,184

(1)
As of June 8, 2021, the 5-day VWAP of the Company's Class A Common Stock exceeded $13.50 per share which was the triggering event for the Series B-1 common stock to automatically convert into Class A Common Stock on a one-to-one basis. See Note 15, Contingent Consideration for additional information.
(2)
As of June 8, 2021, the 5-day VWAP of the Company's Class A Common Stock exceeded $13.50 per share which was the triggering event for the Series 1 restricted common units to automatically convert into Common Units and the holders receive one share of Class V Common Stock. See Note 15, Contingent Consideration for additional information.
(3)
On July 6, 2021, pursuant to Section 3.5 of the Business Combination Agreement, the Company issued additional Class A Common Stock and Common Units valued at $3.0 million to each E2open Holdings member as part of the post-closing adjustment of consideration required as part of the merger transaction.
(4)
Equity consideration paid to the BluJay equity holders as part of the BluJay Acquisition.
(5)
PIPE financing from institutional investors for the purchase of Class A Common Shares with the proceeds used for the BluJay Acquisition.
(6)
Class A Common Stock issued for the conversion of Common Units settled in stock. During the fiscal year ended February 28, 2023, the Company paid $1.4 million in cash for the repurchase of 218,891 Common Units that were converted into cash instead of stock at the Company's option. During the fiscal year ended February 28, 2022, the Company paid $16.8 million in cash for the repurchase of 1,619,864 Common Units that were converted into cash instead of stock. Class V Common Stock is retired when Common Units are converted into Class A Common Stock or settled in cash. As a result of Common Unit conversions prior to August 19, 2021, 11,239 Class V Common Stock related to Common Unit conversions to Class A Common Stock were not issued and subsequently retired due to the limitation of authorized shares.
(7)
During November 2021, 100 warrants were exercised with a total exercise price of $1,150 and converted into Class A Common Stock.
(8)
On July 13, 2021, the Company's board of directors waived the Lock-up Period solely in respect of withholding shares to cover taxes upon the issuance of Class A Common Stock to the executive officers upon the conversion of the Series B-1 and Series B-2 common stock. The shares were repurchased at an average price of $14.00 per share, or $2.5 million, to cover withholding taxes associated with the Series B-1 conversion to Class A Common Stock. See Note 15, Contingent Consideration for additional details on the conversions.
(9)
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

Issued and outstanding Class A and Class A-1 units were 349.6 million and 7.2 million, respectively, as of February 3, 2021, and 349.0 million and 6.1 million, respectively, as of February 29, 2020. During the period from March 1, 2020 through February 3, 2021, the Company received $3.5 million in proceeds from the sale of membership units.

Share Repurchase Program

On January 20, 2022, E2open's board of directors approved a $100.0 million share repurchase program (2022 Share Repurchase Program). Stock repurchases could have been made from time to time in the open market, in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. The 2022 Share Repurchase Program was subject to market conditions and other factors and did not obligate the Company to repurchase any dollar amount or number of Class A Common Stock and the program could have been extended, modified, suspended or discontinued at any time, without prior notice.

No shares of Class A Common Stock were repurchased under the 2022 Share Repurchase Program which terminated according to the plan documents on January 19, 2023.

The Company will record all share repurchases based on the trade date. Shares of Class A Common Stock repurchased under a share repurchase program will be recorded as treasury stock, at cost, but may from time to time be retired.
22.
Noncontrolling Interests

Noncontrolling interest represents the portion of E2open Holdings that the Company controls and consolidates but does not own. As of February 28, 2023 and 2022, the noncontrolling interest represents a 9.8% and 10.0% ownership in E2open Holdings, respectively. As part of the Business Combination, E2open Parent Holdings, Inc. became the owner of E2open Holdings along with the existing owners of E2open Holdings through Common Unit ownership. The existing owners of E2open Holdings are shown as noncontrolling interests on the Consolidated Balance Sheets and their portion of the net income (loss) of E2open Holdings is shown as net income (loss) attributable to noncontrolling interest on the Consolidated Statements of Operations.

Generally, Common Units participate in net income or loss allocations and distributions and entitle their holder to the right, subject to the terms set forth in the Third Amended and Restated Limited Liability Company Agreement of E2open, LLC (Third Company Agreement), to require E2open Holdings to redeem all or a portion of the Common Units held by such participant. At the Company’s option, it may satisfy this redemption with cash or by exchanging Class V Common Stock for Class A Common Stock on a one-for-one basis.

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

During the fiscal year ended February 28, 2023, 349,941 Common Units were converted into Class A Common Stock with a value of $2.5 million based off the 5-day VWAP and a total of 218,891 Common Units were settled in cash of $1.4 million. During the fiscal year ended February 28, 2022, 4,939,463 Common Units were converted into Class A Common Stock with a value of $55.0 million based off the 5-day VWAP and 1,619,864 Common Units were settled in cash of $16.8 million. This activity resulted in a decrease to noncontrolling interests of $3.9 million and $71.7 million during the fiscal years ended February 28, 2023 and 2022, respectively.

The Company did not redeem any Common Units during the period from February 4, 2021 through February 28, 2021.

As of February 28, 2023 and 2022, there were a total of 33.0 million and 33.6 million Common Units held by participants of E2open Holdings, respectively.

The Company follows the guidance issued by the FASB regarding the classification and measurement of redeemable securities. Accordingly, the Company has determined that the Common Units meet the requirements to be classified as permanent equity.

23.
Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) in the equity section of Consolidated Balance Sheets includes:

($ in thousands)	Foreign Currency Translation Adjustment	Unrealized Holding Gains (Losses) on Derivatives	Total
Balance, February 28, 2021 (Successor)	$2,388	$—	$2,388

Other comprehensive loss	(33,392)	—	(33,392)
Tax effects	11,985	—	11,985
Other comprehensive loss	(21,407)	—	(21,407)
Balance, February 28, 2022 (Successor)	$(19,019)	$—	$(19,019)

Other comprehensive loss	(56,306)	(856)	(57,162)
Tax effects	7,578	—	7,578
Other comprehensive loss	(48,728)	(856)	(49,584)
Balance, February 28, 2023 (Successor)	$(67,747)	$(856)	$(68,603)

The effect of amounts reclassified out of unrealized holding losses on derivatives into net income (loss) was as follows:

Fiscal Year Ended
($ in thousands)	February 28, 2023
Reclassifications:
Cost of revenue	$201
Research and development	177
Sales and marketing	7
General and administrative	90
Total	$475

The Company reclassed $0.4 million from foreign currency translation adjustment to loss on disposition included in general and administrative in the Consolidated Statements of Operations during the fiscal year ended February 28, 2023 as a result of the subsidiary disposition in February 2023.

The Company did not reclass any items to the Consolidated Statements of Operations from accumulated other comprehensive income (loss) during the fiscal year ended February 28, 2022 and periods from February 4, 2021 through February 28, 2021 and March 1, 2020 through February 3, 2021.

Accumulated foreign currency translation adjustments are reclassified to net income (loss) when realized upon sale or upon complete, or substantially complete, liquidation of the investment in the foreign entity.

See Note 16, Financial Instruments for additional information related to the Company's derivative instruments.

The unrealized gain on investment was eliminated as part of the Business Combination.

24.
Earnings Per Share

Basic earnings per share is calculated as net (loss) income divided by the average number of shares of common stock outstanding. Diluted earnings per share assumes, when dilutive, the issuance of the net incremental shares from options and restricted shares. The following is a reconciliation of the denominators of the basic and diluted per share computations for net (loss) income:

	Successor
(in thousands, except per share data)	Fiscal Year Ended February 28, 2023	Fiscal Year Ended February 28, 2022	February 4, 2021 through February 28, 2021
Net (loss) income per share:
Numerator - basic:
Net (loss) income per share:	$(720,202)	$(189,914)	$12,857
Less: Net (loss) income attributable to noncontrolling interests	(71,499)	(24,138)	2,057
Net (loss) income attributable to E2open Parent Holdings, Inc. - basic	$(648,703)	$(165,776)	$10,800

Numerator - diluted:
Net (loss) income attributable to E2open Parent Holdings, Inc. - basic	$(648,703)	$(165,776)	$10,800
Add: Net (loss) income and tax effect attributable to noncontrolling interests	—	—	1,561
Net (loss) income attributable to E2open Parent Holdings, Inc. - diluted	$(648,703)	$(165,776)	$12,361

Denominator - basic:
Weighted average Class A Common Stock shares
Weighted average shares related to time based restricted stock units
Weighted average shares outstanding - basic	301,946	245,454	187,051
Net (loss) income per share - basic	$(2.15)	$(0.68)	$0.06

Denominator - diluted:
Weighted average shares outstanding - basic	301,946	245,454	187,051
Weighted average effect of dilutive securities:
Time based restricted stock	—	—	35,637
Weighted average shares outstanding - diluted	301,946	245,454	222,688
Diluted net (loss) income per common share	$(2.15)	$(0.68)	$0.06

Potential common shares issuable to employees or directors upon exercise or conversion of shares under the Company’s share-based compensation plans and upon exercise of warrants are excluded from the computation of diluted earnings per common share when the effect would be anti-dilutive. All potential common shares are anti-dilutive in periods of net loss available to common stockholders.

The following table summarizes the weighted-average potential common shares excluded from diluted (loss) income per common share as their effect would be anti-dilutive:

	Successor
	Fiscal Year Ended February 28, 2023	Fiscal Year Ended February 28, 2022	February 4, 2021 through February 28, 2021
Shares related to Series B-1 common stock	94	68	8,120,367
Shares related to Series B-2 common stock	3,372,184	3,372,184	3,372,184
Shares related to restricted common units Series 1	—	—	4,379,557
Shares related to restricted common units Series 2	2,627,724	2,627,724	2,627,724
Shares related to warrants (1)	29,079,872	29,079,944	29,079,972
Shares related to Common Units	33,279,284	35,724,516	—
Shares related to options	3,612,372	2,349,839	—
Share related to performance based restricted stock	2,049,335	742,838	—
Shares related to time based restricted stock	2,937,429	692,699	—
Units/Shares excluded from the dilution computation	76,958,294	74,589,812	47,579,804

(1)
The warrants include the public warrants, private placement warrants and Forward Purchase Warrants.
25.
Share-Based and Unit-Based Compensation

2021 Incentive Plan

The E2open Parent Holdings, Inc. 2021 Omnibus Incentive Plan (2021 Incentive Plan) became effective on the Closing Date with the approval of CCNB1’s shareholders and board of directors. The 2021 Incentive Plan allows the Company to make equity and equity-based incentive awards to officers, employees, directors and consultants. There were 15,000,000 shares of Class A Common Stock reserved for issuance under the 2021 Incentive Plan as of February 28, 2022. The "evergreen" provision of the 2021 Incentive Plan provides for an annual automatic increase to the number of shares of Class A Common Stock available under the plan. As of March 1, 2022, an additional 4,849,684 shares were reserved for issuance under the "evergreen" provision. Shares issued under the 2021 Incentive Plan can be granted as stock options, restricted stock awards, restricted stock units, performance stock awards, cash awards and other equity-based awards. No award may vest earlier than the first anniversary of the date of grant, expect under limited conditions. The 2021 Incentive Plan replaced the 2015 Plan and 2015 Restricted Plan, as defined below.

The Company's board of directors approved the grant of options and RSUs under the 2021 Incentive Plan.

During fiscal year 2023, the board of directors approved a company-wide share-based compensation program under the 2021 Incentive Plan where all eligible employees received annual stock awards as part of their annual compensation package. Future awards under this program are at the discretion of the board of directors and are not guaranteed for any fiscal year.

The fiscal year 2022 options were performance based and measured based on obtaining an organic growth target over a one-year period. The fiscal year 2023 options are performance based and measured based on obtaining organic growth, adjusted EBITDA and net booking targets over a one-year period. A quarter of all the options vest at the end of the performance period and the remaining options vest equally over the following three years. The Company's executive officers and senior management are granted these performance based options. The performance target is set at 100% at the date of grant, and the probability of meeting the performance target is remeasured each quarter over the performance period and adjusted if needed. The performance target for the options granted during May 2021 was finalized in April 2022 above 100% and adjusted accordingly. The performance target for the options granted in May 2022 has been adjusted below 100% as of February 28, 2023. As of February 28, 2023, there were 4,259,741 unvested performance based options.

The RSUs are performance based, time based or cash-settled. The fiscal year 2022 performance based RSUs were measured based on obtaining an organic growth target over a one-year period. The fiscal year 2023 performance based RSUs are measured based on obtaining an organic growth, adjusted EBITDA and net bookings targets over a one-year period. A quarter of all RSUs vest at the end of the performance period and the remaining RSUs vest equally over the following three years. The performance target is set at 100% at the date of grant, and the probability of meeting the performance target is remeasured each quarter over the performance period and adjusted if needed. The performance target for the performance based RSUs granted in May 2021 was finalized in April 2022 above 100% and adjusted accordingly. The performance target for the performance based RSUs granted in May 2022 has been adjusted below 100% as of February 28, 2023. The time based RSUs for executive officers, senior management and employees vest ratably over a three-year period while the time based RSUs for non-employee directors of the Company's board of directors have a one-year vesting period. As of February 28, 2023, there were 1,171,221 performance based RSUs and 4,489,758 time based RSUs that were vested or expected to vest with a total intrinsic value of $35.1 million.

The cash-settled RSUs must be settled in cash and are accounted for as liability-type awards. The cash-settled RSUs are currently provided to employees in China and vest ratably over a three-year period. The fair value of these cash-settled RSUs equals the value of the Class A Common Stock on the date of grant and is remeasured at the end of each reporting period at fair value. The change in fair value will be recorded in share-based compensation expense in the Consolidated Statements of Operations. The liability for the cash-settled RSUs was negligible as of February 28, 2023 and is included in accounts payable and accrued liabilities in the Consolidated Balance Sheets. As of February 28, 2023, there were 24,984 unvested cash-settled RSUs with a total intrinsic value of $0.2 million.

As of February 28, 2023, there were 7,821,045 shares of Class A Common Stock available for grant under the 2021 Incentive Plan.

As previously disclosed in the Form 10-K for the fiscal year ended February 28, 2022, in Item 9B., Other Information, the former Chief Financial Officer entered into a Transition Agreement in which all of his outstanding stock awards accelerated vesting to August 31, 2022. Additionally, the exercise period for his options was extended from 90 days to one year with exercises permitted through August 31, 2023.

Activity under the 2021 Incentive Plan related to options was as follows:

	Successor
	Number of Shares (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)
Balance, February 28, 2022	2,524	$9.83	9.0
Granted	3,275	7.76
Forfeited/Expired	(966)	9.85
Balance, February 28, 2023	4,833	$8.42	8.5

Vested and exercisable as of February 28, 2023	573	$9.82	4.9

	Successor
	Number of Shares (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)
Balance, February 28, 2021	—	$—	—
Granted	2,583	9.86
Forfeited	(59)	10.86
Balance, February 28, 2022	2,524	$9.83	9.0

As of February 28, 2023, there was $5.7 million of unrecognized compensation cost related to unvested options. The aggregate intrinsic value of outstanding and exercisable stock option awards was zero as of February 28, 2023 since the Company's Class A Common Stock price was less than the exercise price of the stock options awards.

Activity under the 2021 Incentive Plan related to RSUs was as follows:

	Successor
	Number of Units (in thousands)	Weighted Average Grant Date Fair Value Per Unit	Weighted Average Remaining Recognition Period (in years)
Balance, February 28, 2022	2,103	$12.47	2.7
Granted	5,730	7.43
Added by performance factor	300	12.87
Released	(903)	12.01
Canceled and forfeited	(755)	9.49
Balance, February 28, 2023	6,475	$8.44	2.4

	Successor
	Number of Units (in thousands)	Weighted Average Grant Date Fair Value Per Unit	Weighted Average Remaining Recognition Period (in years)
Balance, February 28, 2021	—	$—	—
Granted	2,523	12.53
Forfeited	(420)	12.84
Balance, February 28, 2022	2,103	$12.47	2.7

As of February 28, 2023, there was $35.9 million of unrecognized compensation cost related to unvested RSUs. The aggregate intrinsic value of outstanding RSUs was $40.1 million as of February 28, 2023 which is the outstanding RSUs valued at the closing price of the Company's Class A Common Stock on February 28, 2023.

Activity under the 2021 Incentive Plan related to cash-settled RSUs was as follows:

	Successor
	Number of Units (in thousands)	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (in years)
Balance, February 28, 2022	—	$—	—
Granted	25	6.07
Balance, February 28, 2023	25	$6.07	2.6

As of February 28, 2023, there was $0.1 million of unrecognized compensation cost related to unvested cash-settled RSUs. The aggregate intrinsic value of the cash-settled RSUs was $0.2 million as of February 28, 2023 which is the outstanding cash-settled RSUs valued at the closing price of our Class A Common Stock on February 28, 2023.

The estimated grant-date fair values of the options granted were calculated using the Black-Scholes option-pricing valuation model, based on the following assumptions:

	Successor
	Fiscal Year Ended February 28,
	2023	2022
Expected term (in years)	6.25	6.25
Expected equity price volatility	44.17%	46.39% - 46.65%
Risk-free interest rate	2.91%	0.96% - 1.12%
Expected dividend yield	0%	0%

The assumptions and estimates were as follows:

Expected Term: The expected term represents the weighted-average period the share-based awards are expected to remain outstanding and is calculated using the simplified method, as the Company does not have sufficient historical information to develop reasonable expectations about future exercise patters and post-vesting employment termination behavior. The simplified method calculates the expected term as the midpoint between the vesting date and the contractual expiration date of the option.

Expected Equity Price Volatility: For fiscal year 2023, the expected stock price volatility assumption was determined based on the historical volatility of the Company Class A Common Stock. For fiscal year 2022, the expected stock price assumption was determined by using the historical volatilities of the Company's peer group, as the Company did not have sufficient trading history of its Class A Common Stock.

Risk-Free Interest Rate: The risk-free rate assumption was based on the U.S. Treasury instruments whose term was consistent with the option's expected term.

Expected Dividend Yield: The Company does not currently declare or pay dividends on its common stock and does not expect to do so for the foreseeable future.

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

The Company did not recognize any compensation expense for Exit-Based units for the period from March 1, 2020 through February 3, 2021, as these awards were not probable of vesting during this time period.

In January 2021, the board of managers accelerated the vesting of all unvested unit options outstanding under the 2015 Plan as of the completion of the Business Combination on February 4, 2021 which resulted in $12.8 million of accelerated compensation recognized in the period from February 4, 2021 through February 28, 2021.

Restricted Equity Plan

In 2015, E2open Holdings established the 2015 Restricted Equity Plan (2015 Restricted Plan) that was adopted for certain officers eligible to participate in the 2015 Restricted Plan. The units issued under the 2015 Restricted Plan were subject to certain transfer restrictions and were initially deemed unvested. With respect to units issued to certain officers, Class B units either vested 25% annually over a four-year period (Time-Based Units) or based upon an exit event (Exit-Based Units). The vesting of both the Time-Based Units and Exit-Based Units were subject to the employee’s continued employment with E2open Holdings. E2open Holdings authorized 32.0 million units under the 2015 Restricted Plan. As of February 3, 2021, outstanding restricted units were 22.0 million. No restricted units were available for grant as of February 3, 2021. The 2015 Restricted Plan was terminated as part of the Business Combination.

Activity under E2open Holdings’ 2015 Restricted Plan was as follows:

	Predecessor
	Number of Units (in thousands)	Weighted Average Grant Date Fair Value Per Unit	Weighted Average Remaining Term (in years)
Balance, February 29, 2020	8,955	$1.40	1.5
Released	(3,523)	1.48
Balance, February 3, 2021	5,432	$1.35	0.3

The aggregate fair value of units vested during the period from March 1, 2020 through February 3, 2021 was $5.2 million. Unrecognized compensation expense related to the Class B units was $5.4 million as of the February 3, 2021, which was expected to be recognized over a weighted-average period of approximately one year. E2open Holdings did not recognize any compensation expense for Exit-Based Units for the period from March 1, 2020 through February 3, 2021.

In January 2021, the board of managers accelerated the vesting of all unvested unit options outstanding under the 2015 Restricted Plan as of the completion of the Business Combination on February 4, 2021 which resulted in $15.4 million of accelerated compensation recognized in the period from February 4, 2021 through February 28, 2021.

The table below sets forth the functional classification in the Consolidated Statements of Operations of equity-based compensation expense:

	Successor			Predecessor
($ in thousands)	Fiscal Year Ended February 28, 2023	Fiscal Year Ended February 28, 2022	February 4, 2021 through February 28, 2021	March 1, 2020 through February 3, 2021
Cost of revenue	$1,466	$1,093	$3,248	$396
Research and development	3,084	1,766	5,224	499
Sales and marketing	3,298	1,566	5,134	659
General and administrative	9,713	6,214	19,394	5,723
Total share-based compensation	$17,561	$10,639	$33,000	$7,277

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

As discussed in Note 3, Business Combination and Acquisitions, upon purchasing Amber Road, equity incentive compensation previously granted to Amber Road employees was converted to deferred cash compensation. During the period from March 1, 2020 through February 3, 2021, the Company recognized $0.8 million of deferred compensation expense related to Amber Road. There was no deferred compensation expense recognized during the period from February 4, 2021 through February 28, 2021. See Note 29, Commitments and Contingencies for additional information.

26.
Leases

Effective March 1, 2021, the Company began accounting for leases in accordance with ASC 842 which requires lessees to recognize lease liabilities and ROU assets on the balance sheet for most operating leases. Prior to March 1, 2021, the Company accounted for leases in accordance with ASC 840 under which operating leases were not recorded on the balance sheet.

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

Real Estate Leases

The Company leases its primary office space under non-cancelable operating leases with various expiration dates through June 2030. Many of the leases have an option to be extended from two to five years, and several of the leases give the Company the right to cancel early with proper notification. Additionally, the Company has four subleases on its office leases as of February 28, 2023.

Several of the operating lease agreements require the Company to provide security deposits. As of February 28, 2023 and 2022, lease deposits were $4.7 million and $3.6 million, respectively. The deposits are generally refundable at the expiration of the lease, assuming all obligations under the lease agreement have been met. Deposits are included in prepaid and other current assets and other noncurrent assets in the Consolidated Balance Sheets.

During the fiscal year ended February 28, 2023, the Company incurred a $4.1 million impairment on its operating lease ROU assets and leasehold improvements due to vacating seven locations with the intent to sublease them. The impairments were recorded in general and administrative expense in the Consolidated Statements of Operations.

Vehicle Leases

The Company leases vehicles under non-cancelable operating lease arrangements which have various expiration dates through January 2027. The Company does not have the right to purchase the vehicles at the end of the lease term.

Equipment Leases

The Company purchases equipment under non-cancelable financing lease arrangements related to software and computer equipment which have various expiration dates through December 2025. The Company has the right to purchase the software and computer equipment anytime during the lease or upon lease completion.

Balance Sheet Presentation

The following tables presents the amounts and classifications of the Company's estimated ROU assets, net and lease liabilities:

		Successor
		February 28,
($ in thousands)	Balance Sheet Location	2023	2022
Operating lease right-of-use assets	Operating lease right-of-use assets	$18,758	$28,102
Finance lease right-of-use asset	Property and equipment, net	3,358	3,719
Total right-of-use assets		$22,116	$31,821

		Successor
		February 28,
($ in thousands)	Balance Sheet Location	2023	2022
Operating lease liability - current	Current portion of operating lease obligations	$7,622	$7,652
Operating lease liability	Operating lease obligations	15,379	21,202
Finance lease liability - current	Current portion of finance lease obligations	2,582	2,307
Finance lease liability	Finance lease obligations	1,049	1,950
Total lease liabilities		$26,632	$33,111

Lease Cost and Cash Flows

The following table summarizes the Company's total lease cost:

	Successor
	Fiscal Year Ended February 28,
($ in thousands)	2023	2022
Finance lease cost:
Amortization of right-of-use asset	$2,253	$2,959
Interest on lease liability	212	569
Finance lease cost	2,465	3,528
Operating lease cost:
Operating lease cost	7,348	4,692
Variable lease cost	4,837	5,495
Sublease income	(552)	(725)
Operating net lease cost	11,633	9,462
Total net lease cost	$14,098	$12,990

Short-term lease expense was immaterial for the fiscal year ended February 28, 2023. There was no short-term lease expense for the fiscal year ended February 28, 2022 or periods from February 4, 2021 through February 28, 2021 and March 1, 2020 through February 3, 2021.

Rent expense for the periods from February 4, 2021 through February 28, 2022 and March 1, 2020 through February 3, 2021 was $0.6 million, $7.2 million, respectively, which was recognized under ASC 840.

Supplemental cash flow information related to leases was as follows:

	Successor
	Fiscal Year Ended February 28,
($ in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$9,674	$8,366

The following table presents the weighted-average remaining lease terms and discount rates of the Company's leases:

	Successor
	Fiscal Year Ended February 28,
	2023	2022
Weighted-average remaining lease term (in years):
Finance lease	1.46	1.36
Operating lease	3.63	6.93
Weighted-average discount rate:
Finance lease	8.03%	9.20%
Operating lease	5.45%	4.86%

Lease Liability Maturity Analysis

The following table reflects the undiscounted future cash flows utilized in the calculation of the lease liabilities as of February 28, 2023:

($ in thousands)	Operating Leases	Finance Leases
2024	$8,701	$2,724
2025	6,754	610
2026	4,382	508
2027	3,012	—
2028	1,407	—
Thereafter	1,092	—
Total	25,348	3,842
Less: Present value discount	(2,347)	(211)
Lease liabilities	$23,001	$3,631

27.
Retirement Plans

The E2open 401(k) Plan allows eligible employees to either make pre-tax 401(k) or after-tax Roth 401(k) contributions. These defined contribution plans are sponsored by the Company and provide a variety of investment options. The Company matches 50% of the first 6% an employee contributes to these plans. Effective January 1, 2023, the Company match is made each payroll period. For prior years, for an employee to be eligible for the matching contribution, the employee had to be actively employed on December 31 to receive the matching contribution for the year. The Company made matching contributions of $2.4 million and $2.2 million during the fiscal year ended February 28, 2022 and period from February 4, 2021 through February 28, 2021, respectively. The matching contribution related to the fiscal year February 28, 2023 was made in April 2023 in the amount of $3.5 million. There were no matching contributions made during the period from March 1, 2020 through February 3, 2021. During the fiscal years ended February 28, 2023 and 2022 and periods from February 4, 2021 through February 28, 2021 and March 1, 2020 through February 3, 2021, expense related to the defined contribution plans was $4.7 million, $3.7 million, $0.2 million and $2.3 million, respectively.

28.
Income Taxes

For financial reporting purposes, the components of (loss) income before income tax provision were as follows:

	Successor			Predecessor
($ in thousands)	Fiscal Year Ended February 28, 2023	Fiscal Year Ended February 28, 2022	February 4, 2021 through February 28, 2021	March 1, 2020 through February 3, 2021
Domestic	$(925,809)	$(187,458)	$5,284	$(62,012)
Foreign	(44,769)	(32,506)	6,961	7,401
(Loss) income before income tax benefit	$(970,578)	$(219,964)	$12,245	$(54,611)

The income tax benefit consisted of the following:

	Successor			Predecessor
($ in thousands)	Fiscal Year Ended February 28, 2023	Fiscal Year Ended February 28, 2022	February 4, 2021 through February 28, 2021	March 1, 2020 through February 3, 2021
Current:
Federal	$(765)	$(1,142)	$(376)	$(273)
State	(2,450)	(545)	(62)	(170)
Foreign	(5,835)	(4,007)	(578)	(1,214)
Total current	(9,050)	(5,694)	(1,016)	(1,657)

Deferred:
Federal	209,618	30,135	1,382	(1,258)
State	40,137	998	303	10,117
Foreign	9,671	4,611	(57)	(521)
Total deferred	259,426	35,744	1,628	8,338
Total income tax benefit	$250,376	$30,050	$612	$6,681

As a result of the Business Combination, the Company acquired a controlling interest in E2open Holdings, which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, E2open Holdings is not itself subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by E2open Holdings is passed through to and included in the taxable income or loss of its partners, including the Company following the Business Combination, on a pro rata basis. The Company’s U.S. federal and state income tax benefits relate to the Company’s wholly owned U.S. corporate subsidiaries that are consolidated for U.S. GAAP purposes but separately taxed for U.S. federal and state income tax purposes as corporations as well as the Company’s allocable share of any taxable income of E2open Holdings following the Business Combination. Additionally, the Company owns foreign subsidiaries that file and pay income taxes in their local jurisdiction. The Company has elected to record Global Intangible Low-Taxed Income tax as a period cost.

The Company’s income tax provision differs from the amounts computed by applying the U.S. federal income tax rate of 21% to pretax (loss) income as a result of the following:

	Successor			Predecessor
($ in thousands)	Fiscal Year Ended February 28, 2023	Fiscal Year Ended February 28, 2022	February 4, 2021 through February 28, 2021	March 1, 2020 through February 3, 2021
U.S. federal tax (expense) benefit at statutory rate	$203,823	$46,192	$(2,572)	$11,461
State tax, net of federal benefit	30,322	376	835	14,915
Foreign rate differential	19	(410)	(346)	(216)
Effect of foreign operations	(2,396)	(1,761)	(139)	(481)
Tax credit carryforwards	1,126	382	16	119
Earnings taxed at affiliate	—	—	(783)	(9,494)
Global intangible low-taxes income inclusion	—	(19)	(126)	(1,708)
Nonqualified stock options	1,662	59	270	—
Change in fair value of contingent consideration	3,146	(13,573)	6,526	—
Change in fair value of warrant liability	7,880	343	4,869	—
Net impact of noncontrolling interest and non-partnership operations on partnership outside basis	(8,711)	3,653	1,381	—
Compensation deducted for book in post-acquisition period and deducted for tax in pre-acquisition period	—	—	(6,091)	—
Nondeductible compensation	(1,586)	—	—	—
Uncertain tax positions	(6)	355	(5)	(387)
Other	706	(514)	200	(39)
Change in valuation allowance	14,391	(5,033)	(3,423)	(7,489)
Total income tax benefit	$250,376	$30,050	$612	$6,681

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

The types of temporary differences that give rise to significant portions of the Company's deferred tax assets and liabilities are set forth below:

	Successor
	February 28,
($ in thousands)	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$85,184	$106,897
Tax credits	4,735	4,362
Property and equipment	937	154
Disallowed interest carryforward	35,364	31,796
Deferred commissions	6,845	2,953
Lease liability	4,918	4,705
Other deferred tax asset	8,936	8,065
Accruals and reserves	2,978	4,812
Deferred revenue	799	485
Total deferred tax assets	150,696	164,229

Deferred tax liabilities:
Intangibles	123,094	157,074
Investment in partnership	128,566	354,557
Other deferred tax liability	4,206	7,738
Total deferred tax liabilities	255,866	519,369
Valuation allowance	(37,978)	(56,617)
Net deferred tax liabilities	$(143,148)	$(411,757)

The reduction of $263.5 million in the deferred tax liability and a reduction of $268.6 million in the net deferred tax liability, including the state impact, for the fiscal year ended February 28, 2023, was primarily due to the impact of the goodwill impairment on the outside basis in the investment in the partnership. An $18.6 million decrease in the valuation allowance, due to the results of continuing operations, offset the reduction in the net deferred tax liability for fiscal year 2023. For the fiscal year ended February 28, 2022, in addition to the deferred tax benefit of $35.7 million, the Company recorded increases to the deferred tax liability through goodwill of $104.3 million primarily due to the BluJay Acquisition and decreases through equity of $52.6 million primarily related to the BluJay Acquisition, certain other equity transactions during the year and currency transaction adjustments.

ASC 740, Income Taxes (ASC 740), provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Realization of deferred tax assets is dependent upon generating sufficient taxable income, ability to carryback losses, offsetting deferred tax liabilities and availability of tax planning strategies. During the fiscal year ended February 28, 2023, the valuation allowance had a net decrease of $18.6 million, primarily due to a U.S. legal entity restructuring offset by an increase for restrictions on interest limitations in the United Kingdom. While the United Kingdom allows for an indefinite lived carryforward of the losses, the Company has recorded a $4.5 million valuation allowance on a portion of these carryforwards in the United Kingdom.

As of February 28, 2023, the Company had net operating loss (NOL) carryforwards for federal, state and foreign income tax purposes of approximately $402.7 million, $178.0 million (post apportionment pre-tax) and $74.5 million, respectively. As a result of the Tax Cuts and Jobs Act (TCJA), NOLs of $279.2 million can be carried forward indefinitely; however, there is an annual limitation under the Internal Revenue Code (IRC) Section 382 on $123 million of these losses as more fully described below. Pre-TCJA NOLs will begin to expire in fiscal year 2027. The foreign net operating loss carryforwards are derived from multiple tax jurisdictions and will begin to expire during fiscal year 2024. As of February 28, 2023, the Company had research and development tax credits and foreign tax credits of approximately $7.1 million and $1.5 million, respectively, to reduce future federal income taxes. Federal credit carryforwards expire beginning in 2028.

IRC Section 382 imposes limitations on a corporation’s ability to utilize its NOLs if the corporation experiences an ownership change, as defined in Section 382. Based upon an analysis performed, utilization of the U.S. federal NOLs, research and development credits and foreign tax credits in future periods will be subject to an annual limitation under IRC Section 382. As noted above, as of February 28, 2023, federal NOL carryforwards and research and development credits before any Section 382 limitation were approximately $402.7 million and $7.1 million, respectively. Of these amounts, approximately $118.0 million and $3.3 million will expire unused due to Section 382. Accordingly, the Company has reduced the deferred tax assets based upon the anticipated federal NOLs that are expected to expire unutilized due to the annual limitation.

As of February 28, 2023 and 2022, total gross unrecognized tax benefits were $2.6 million. Approximately $0.4 million of the unrecognized tax benefits as of February 28, 2023, if recognized, would have an impact on the Company’s effective tax rate. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of February 28, 2023 and 2022, the total amount of gross interest and penalties accrued was less than $0.1 million, which was classified as other noncurrent liabilities in the Consolidated Balance Sheets.

A reconciliation of the beginning and ending amount of unrecognized tax benefit was as follows:

	Successor
	February 28,
($ in thousands)	2023	2022
Beginning of period	$2,571	$2,688
Gross decreases:
Prior year tax positions	—	(117)
End of period	$2,571	$2,571

Management believes that it has adequately provided for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. Should any issues addressed in the tax audits be resolved in a manner not consistent with management's expectations, the Company could be required to adjust the provision for income tax in the period such resolution occurs. Although timing of the resolution and/or closure of audits is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax benefits will materially change in the next 12 months.

The Company is subject to taxation in the U.S., various states and foreign jurisdictions. The Company has several individual filing groups in the U.S, some of which have NOLs dating back to 2015 and earlier. Fiscal years 2020 through 2022 generally remain open to examination by the taxing jurisdictions to which the Company is subject. However, carry forward attributes that were generated in tax years prior to fiscal year 2020 may be adjusted upon examination by the tax authorities until the statute of limitations closes for the tax year in which the carryforward attributes are utilized.

In March 2020, the Coronavirus Aid, Relief and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period in which the new legislation is enacted. The CARES Act made various tax law changes including, among other things, (1) increased the limitation under IRC Section 163(j) for 2019 and 2020 to permit additional expensing of interest (2) enacted a technical correction so that qualified improvement property can be immediately expensed under IRC Section 168(k) (3) made modifications to the federal net operating loss rules including permitting federal net operating losses incurred in 2018, 2019 and 2020 to be carried back to the five preceding taxable years in order to generate a refund of previously paid income taxes and (4) enhanced recoverability of alternative minimum tax credit carryforwards. The income tax provisions of the CARES Act had limited applicability to the Company and did not have a material impact on the Company's consolidated financial statements.

29.
Commitments and Contingencies

Acquisition-Related Obligations

Upon purchasing Amber Road (see Note 3, Business Combination and Acquisitions), equity incentive compensation previously granted to Amber Road employees was converted to deferred cash compensation, whereby employees could vest in cash payments over periods up to four years from the date of acquisition. Vesting was contingent upon continued employment with the Company. Deferred compensation amounts were calculated based on the price the Company paid for Amber Road's stock at acquisition, the strike price of the original grant and the number of former Amber Road shares that would have vested over the period. During the fiscal years ended February 28, 2023 and 2022 and the period from March 1, 2020 through February 3, 2021, the Company recognized $0.2 million, $0.7 million and $0.8 million of deferred compensation expense related to Amber Road, respectively. There was no deferred compensation expense recognized during the period from February 4, 2021 through February 28, 2022. An accrual of $0.5 million was included in the Consolidated Balance Sheets as of February 28, 2022 for vested, unpaid Amber Road deferred compensation. As of February 28, 2023, all shares related to the Amber Road acquisition were vested, and an accrual of $0.2 million was included in the Consolidated Balance Sheets as of February 28, 2023 for vested, unpaid Amber Road deferred compensation. This obligation was paid in March 2023.

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

30.
Supplemental Cash Flow Information

Supplemental cash flow information and non-cash investing and financing activities are as follows:

	Successor			Predecessor
(In thousands)	Fiscal Year Ended February 28, 2023	Fiscal Year Ended February 28, 2022	February 4, 2021 through February 28, 2021	March 1, 2020 through February 3, 2021
Supplemental cash flow information - Cash paid for:
Interest	$62,151	$27,688	$1,695	$61,728
Income taxes	10,587	2,442	(39)	1,660
Non-cash investing and financing activities:
Capital expenditures financed under financing lease obligations	1,662	—	—	11,802
Capital expenditures included in accounts payable and accrued liabilities	2,733	11,887	1,199	273
Right-of-use assets obtained in exchange for operating lease obligations	2,023	34,733	—	—
Retirement of fully depreciated assets (1)	419	—	—	—
Prepaid software, maintenance and insurance under notes payable	—	—	—	892
Shares withheld for taxes on vesting of restricted stock	1,610	—	—	—
Conversion of Common Units to Class A Common Stock	2,481	54,950	—	—
Conversion of Series B1 common stock to Class A Common Stock	—	175,000	—	—
Business Combination purchase price adjustment	—	2,965	—	—
Issuance of common stock for BluJay Acquisition	—	730,854	—	—
Deferred taxes related to issuance of common stock for BluJay Acquisition	—	36,805	—	—

(1)
Includes the retirement of fully depreciated assets no longer in service based on a periodic review.
31.
Subsequent Events

Beginning in March 2023, the Company entered into zero-cost interest rate collars to manage its interest rate risk. On March 17, 2023, the Company entered an interest rate collar, effective March 31, 2023, with a notional amount of $200.0 million and a maturity date of March 31, 2026. The executed cap was 4.75% and the floor was 2.57%. On March 24, 2023, an additional interest rate collar was executed, effective April 6, 2023, with a notional amount of $100.0 million and a maturity date of March 31, 2026. The executed cap was 4.50% and the floor was 2.56%.

E2open Parent Holdings, Inc.

Schedule II – Valuation and Qualifying Accounts

(In thousands)

($ in thousands)	Balance at Beginning of Period	Additions Charged to Operations	Acquired through Acquisitions	Additions Charged to Goodwill	Net Deductions		Balance at End of Period
Allowance for Credit Losses
Successor:
Fiscal Year Ended February 28, 2023	$3,055	$2,185	$267	$—	$1,217	(a)	$4,290
Fiscal Year Ended February 28, 2022	908	1,906	1,779	11	1,549	(a)	3,055
February 4, 2021 through February 28, 2021	1,011	152	—	—	255	(a)	908
Predecessor:
March 1, 2020 through February 3, 2021	1,945	1,535	—	—	2,469	(a)	1,011

Deferred Tax Asset Valuation Allowance
Successor:
Fiscal Year Ended February 28, 2023	$56,617	$3,770	$—	$(257)	$22,152	(b)	$37,978
Fiscal Year Ended February 28, 2022	27,030	17,394	—	13,671	1,478	(b)	56,617
February 4, 2021 through February 28, 2021	30,345	3,581	—	—	6,896	(b)	27,030
Predecessor:
March 1, 2020 through February 3, 2021	22,855	13,063	—	—	5,573	(b)	30,345

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of February 28, 2023. In designing and evaluating these disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply judgment in evaluating and implementing possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the quarter ended February 28, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We review our disclosure controls and procedures, which may include internal controls over financial reporting, on an ongoing basis. From time to time, management makes changes to enhance the effectiveness of these controls and ensure that they continue to meet the needs of our business over time.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for designing, implementing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of February 28, 2023 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that as of February 28, 2023, our internal control over financial reporting was effective.

We acquired Logistyx during fiscal year 2023 and have included its results in our Consolidated Financial Statements as of and for the year ended February 28, 2023. Management excluded from its assessment and conclusion of the effectiveness of its internal control over financial reporting as of February 28, 2023, Logistyx's legal entities on their legacy accounting system subject to internal control over financial reporting associated with approximately 5% and 7% of total and net assets, respectively, as of February 28, 2023 and approximately 6% of revenues for the year then ended.

This 2023 Annual Report includes an attestation report of our independent registered public accounting firm regarding internal control over financial reporting, which appears in Part II., Item 8, Financial Statements, of this 2023 Annual Report.

Limitations on the Effectiveness of Controls

Management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all errors or fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Therefore, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluations of controls can provide absolute assurance that all control issues and instances of fraud, if any, within will be detected by us.

Item 9B. Other Information

Chief Financial Officer 2023 Special Discretionary Bonus - Cash

In addition to Ms. Marje Armstrong’s individual performance bonus under the Executive Incentive Plan that was determined in accordance with plan guidelines and performance against pre-set goals, the Compensation Committee recommended, and the board of directors approved on April 28, 2023 a supplemental discretionary year-end cash bonus in the amount of $150,000 for fiscal year 2023 related to her exemplary personal performance. Ms. Armstrong joined the Company on May 1, 2022, two months after the beginning of the fiscal year.

Chief Financial Officer 2023 Special Discretionary Bonus - Time-Based RSUs

In addition to the cash bonus, the Compensation Committee recommended and the board of directors approved on April 28, 2023 the grant of $1,150,000 in time-based restricted stock units to Ms. Armstrong with a grant date of May 1, 2023 that vest over a three-year period. The restricted stock units are subject to our executive time-based restricted stock unit award agreement, copy of the form of which is filed herewith as Exhibit 10.16.

Synergy Bonus Payouts

As previously disclosed, our board of directors approved a Synergy Bonus Plan, which provides for a cash bonus to our executive team and certain other designated employees, including our named executive officers, to motivate achievement of operational efficiency goals measuring cost reductions and revenue generation. Our board of directors approved the following payouts to the named executive officers under the Synergy Bonus Plan as the last of three potential payments: Chief Executive Officer Michael Farlekas $220,157; Chief Financial Officer Marje Armstrong $164,987; Chief Operating Officer Peter Hantman $164,987; EVP, Strategy Pawan Joshi $153,988; and former EVP, General Counsel Laura Fese $142,988.

Form Long-Term Incentive Award Agreements and Executive Incentive Plan

We will make the fiscal year 2024 long-term incentive awards under the 2021 Omnibus Equity Incentive Plan (2021 Plan) to our named executive officers pursuant to forms of Executive Stock Option Grant Notice, Executive Performance-Based Restricted Stock Unit Notice and Executive Restricted Stock Unit Notice (collectively, Form LTI Award Agreements). Pursuant to the 2021 Plan and the Form LTI Award Agreements, long-term incentive awards for a calendar year for which performance is measured will be made in the form of time-based and performance-based restricted stock units and stock options. The Form LTI Award Agreements provide that time-based restricted stock units and stock options will vest one-third on the first anniversary of the grant date, and two-thirds will vest equally on each three-month anniversary thereafter for two years with the last vesting occurring on the third anniversary of the grant date, while the performance-based restricted stock units will vest in fourths on the date of grant, subject to achievement of one-year performance metrics. All grants and vesting provisions are subject to the terms of the Form LTI Award Agreements regarding terminations of employment. Starting with the fiscal year 2024 grants, all performance-based awards shall be subject to achievement of the following metrics: 20% organic revenue growth, 40% net bookings and 40% adjusted EBITDA.

The foregoing description of the Form LTI Award Agreements under the 2021 Plan does not purport to be complete and is qualified in its entirety by reference to the full text of the Form LTI Award Agreements, which are attached as Exhibits 10.14, 10.15 and 10.16 to this report and incorporated herein by reference.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2023 Annual Meeting of Stockholders (Proxy Statement), which is expected to be filed no later than 120 days after the end of our fiscal year ended February 28, 2023, and is incorporated herein by reference.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)
Financial Statements

See Index to Consolidated Financial Statements and Financial Statement Schedules in Part II, Item 8 of this 2023 Annual Report.

Financial Statements Schedules

See Index to Consolidated Financial Statements and Financial Statement Schedules in Part II, Item 8 of this 2023 Annual Report.

Exhibits

(b)
The exhibits listed in the following Exhibit Index are filed or incorporated by reference as part of this 2023 Annual Report.

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

Exhibit Number		Description
10.2 †	—

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

10.10

Amendment No. 1 to the Credit Agreement, dated as of June 18, 2021, by and among E2open, LLC, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 of E2open Parent Holdings, Inc.’s Form 10-Q (File No. 001-39272), filed with the SEC on July 14, 2021)

10.11

Amendment No. 2 to Credit Agreement, dated September 1, 2021, by and among E2open Intermediate, LLC, E2open, LLC, Goldman Sachs Bank USA, and the financial institutions parties thereto as lenders and issuing banks (incorporated by reference to Exhibit 10.4 of E2open Parent Holdings, Inc.’s Form 8-K (File No. 001-39272), filed with the SEC on September 2, 2021)

10.12

Amendment No. 3 to Credit Agreement, dated April 6, 2022, by and among E2open Intermediate, LLC, E2open, LLC, Goldman Sachs Bank USA, and the financial institutions parties thereto as lenders and issuing banks (incorporated by reference to Exhibit 10.17 to Form 10-K, filed with the Commission on April 29, 2022)

10.13 +		E2open Parent Holdings, Inc. 2021 Omnibus Incentive Plan, As Amended and Restated (incorporated by reference to Exhibit 10.18 to Form 10-K, filed with the Commission on April 29, 2022)
10.14 +*		Form of Executive Stock Option Grant Notice
10.15 +*		Form of Executive Performance Based Restricted Stock Unit Notice
10.16 +*		Form of Executive Restricted Stock Unit Notice
10.17 +

E2open Parent Holdings, Inc. 2021 Terms of Employment, dated March 1, 2021, between the Company, E2open, LLC and the executive named therein (incorporated by reference to Exhibit 10.1 of E2open Parent Holdings, Inc.’s Form 8-K (File No. 001-39272), filed with the SEC on March 1, 2021).

10.18 +

Executive Severance Plan, dated as of February 4, 2021, by and among E2open Parent Holdings, Inc. and the executive named therein (incorporated by reference to Exhibit 10.15 of E2open Parent Holdings, Inc.'s Form 10-K (File No. 001-39272), filed with the SEC on May 20, 2021).

10.19 +*		Executive Annual Incentive Plan of E2open Parent Holdings, Inc.
21.1*		List of Subsidiaries of the Company
23.1*		Consent of Ernst & Young LLP, independent registered public accounting firm.
31.1*		Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*		Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*		Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*		Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	—	XBRL Instance Document.
101.SCH	—	XBRL Taxonomy Extension Schema Document.

Exhibit Number		Description
101.CAL	—	XBRL Taxonomy Extension Valuation Linkbase Document.
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith

+ Indicates a management or compensatory plan.

† Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Registration S-K. The Registrant hereby agrees to furnish a copy of any omitted schedules to the Commission upon request.

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

E2open Parent Holdings, Inc.
(Registrant)

/s/ Michael A. Farlekas
May 1, 2023	Michael A. Farlekas

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

Signature	Capacity	Date
/s/ Michael A. Farlekas	Chief Executive Officer	May 1, 2023
Michael A. Farlekas	(Principal Executive Officer)

/s/ Marje Armstrong	Chief Financial Officer	May 1, 2023
Marje Armstrong	(Principal Financial Officer)

/s/ Deepa L. Kurian	Chief Accounting Officer	May 1, 2023
Deepa L. Kurian	(Principal Accounting Officer)

/s/ Chinh E. Chu	Chairman of the Board of Directors	May 1, 2023
Chinh E. Chu

/s/ Keith W. Abell	Director	May 1, 2023
Keith W. Abell

/s/ Dr. Stephen C. Daffron	Director	May 1, 2023
Dr. Stephen C. Daffron

/s/ Martin Fichtner	Director	May 1, 2023
Martin Fichtner

/s/ Eva F. Harris	Director	May 1, 2023
Eva F. Harris

/s/ Ryan M. Hinkle	Director	May 1, 2023
Ryan M. Hinkle

/s/ Timothy I Maudlin	Director	May 1, 2023
Timothy I. Maudlin

/s/ Deep Shah	Director	May 1, 2023
Deep Shah