Form 10-Q
period 2023-05-31
E2open Parent Holdings, Inc.
filed 2023-07-10
CIK 1800347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 5, 2023, E2open Parent Holdings, Inc. had 303,203,440 shares of Class A common stock outstanding.

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

These forward-looking statements are based on information available as of the date of this Quarterly Report and management's current expectations, forecasts and assumptions, and involve a number of judgments, known and unknown risks and uncertainties and other factors, many of which are outside our control and our directors, officers and affiliates. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date. We do not undertake any obligation to update, add or to otherwise correct any forward-looking statements contained herein to reflect events or circumstances after the date they were made, whether as a result of new information, future events, inaccuracies that become apparent after the date hereof or otherwise, except as may be required under applicable securities laws.

As a result of a number of known and unknown risks and uncertainties, our results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

•
the effect of the volatile, negative or uncertain economic and political conditions, inflation, fluctuations in foreign currency exchange rates and the potential effects of these factors on our business, results of operations and financial condition as well as our clients' businesses and levels of business activity;
•
changes in market interest rates particularly on our variable rate debt, including the recent significant increases in market interest rates experienced in fiscal 2023 and that may continue to increase in fiscal year 2024;
•
uncertainty regarding the Secured Overnight Financing Rate (SOFR)'s suitability as a LIBOR replacement and potential volatility in our variable rate debt to the unknown outcomes of the transition to SOFR rate movements;
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

For a further discussion of these and other factors that could impact our future results and performance, see Part I, Item 1A., Risk Factors in our Annual Report on Form 10-K for the fiscal year ended February 28, 2023, filed with the SEC on May 1, 2023 (2023 Form 10-K).

PART I—Financial Information

Item 1. Financial Statements.

E2open Parent Holdings, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)	May 31, 2023	February 28, 2023
	(Unaudited)
Assets
Cash and cash equivalents	$119,541	$93,032
Restricted cash	13,849	11,310
Accounts receivable, net	126,563	174,809
Prepaid expenses and other current assets	27,732	25,200
Total current assets	287,685	304,351
Goodwill	2,522,144	2,927,807
Intangible assets, net	1,003,472	1,051,124
Property and equipment, net	71,098	72,476
Operating lease right-of-use assets	20,665	18,758
Other noncurrent assets	26,072	25,659
Total assets	$3,931,136	$4,400,175
Liabilities and Stockholders' Equity
Accounts payable and accrued liabilities	$88,140	$97,491
Channel client deposits payable	13,849	11,310
Deferred revenue	180,239	203,824
Current portion of notes payable	11,116	11,144
Current portion of operating lease obligations	7,861	7,622
Current portion of financing lease obligations	2,462	2,582
Income taxes payable	2,091	2,190
Total current liabilities	305,758	336,163
Long-term deferred revenue	2,690	2,507
Operating lease obligations	17,165	15,379
Financing lease obligations	913	1,049
Notes payable	1,042,061	1,043,636
Tax receivable agreement liability	72,205	69,745
Warrant liability	14,936	29,616
Contingent consideration	20,548	29,548
Deferred taxes	77,024	144,529
Other noncurrent liabilities	1,019	1,083
Total liabilities	1,554,319	1,673,255
Commitments and Contingencies (Note 26)
Stockholders' Equity
Class A common stock; $0.0001 par value, 2,500,000,000 shares authorized; 303,380,094 and 302,582,007 issued and 303,203,440 and 302,405,353 outstanding as of May 31, 2023 and February 28, 2023, respectively	30	30
Class V common stock; $0.0001 par value; 42,747,890 shares authorized; 32,992,007 shares issued and outstanding as of May 31, 2023 and February 28, 2023	—	—
Series B-1 common stock; $0.0001 par value; 9,000,000 shares authorized; 94 shares issued and outstanding as of May 31 2023 and February 28, 2023	—	—
Series B-2 common stock; $0.0001 par value; 4,000,000 shares authorized; 3,372,184 shares issued and outstanding as of May 31, 2023 and February 28, 2023	—	—
Additional paid-in capital	3,381,244	3,378,633
Accumulated other comprehensive loss	(60,433)	(68,603)
Accumulated deficit	(1,129,074)	(803,679)
Treasury stock, at cost: 176,654 shares as of May 31, 2023 and February 28, 2023	(2,473)	(2,473)
Total E2open Parent Holdings, Inc. equity	2,189,294	2,503,908
Noncontrolling interest	187,523	223,012
Total stockholders' equity	2,376,817	2,726,920
Total liabilities and stockholders' equity	$3,931,136	$4,400,175

See notes to unaudited condensed consolidated financial statements.

E2open Parent Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended May 31,
(In thousands, except per share amounts)	2023	2022
Revenue
Subscriptions	$134,903	$129,547
Professional services and other	25,217	30,834
Total revenue	160,120	160,381
Cost of Revenue
Subscriptions	36,544	33,134
Professional services and other	19,528	20,646
Amortization of acquired intangible assets	24,630	24,901
Total cost of revenue	80,702	78,681
Gross Profit	79,418	81,700
Operating Expenses
Research and development	25,866	22,562
Sales and marketing	19,558	24,155
General and administrative	26,125	20,346
Acquisition-related expenses	389	6,764
Amortization of acquired intangible assets	20,128	21,535
Goodwill impairment	410,041	—
Total operating expenses	502,107	95,362
Loss from operations	(422,689)	(13,662)
Other income (expense)
Interest and other expense, net	(25,726)	(15,413)
Loss from change in tax receivable agreement liability	(2,460)	(1,670)
Gain from change in fair value of warrant liability	14,680	5,455
Gain from change in fair value of contingent consideration	9,000	4,200
Total other expense	(4,506)	(7,428)
Loss before income tax provision	(427,195)	(21,090)
Income tax benefit	66,311	8,469
Net loss	(360,884)	(12,621)
Less: Net loss attributable to noncontrolling interest	(35,489)	(1,265)
Net loss attributable to E2open Parent Holdings, Inc.	$(325,395)	$(11,356)

Weighted average common shares outstanding:
Basic	302,502	301,373
Diluted	302,502	301,373
Net loss attributable to E2open Parent Holdings, Inc. common shareholders per share:
Basic	$(1.08)	$(0.04)
Diluted	$(1.08)	$(0.04)

See notes to unaudited condensed consolidated financial statements.

E2open Parent Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended May 31,
(In thousands)	2023	2022
Net loss	$(360,884)	$(12,621)
Other comprehensive income (loss), net:
Net foreign currency translation income (loss), net of tax of $19,379 as of May 31, 2022	6,535	(30,700)
Net deferred gains on foreign exchange forward contracts	474	—
Net deferred gains on interest rate collars	1,161	—
Total other comprehensive income (loss), net	8,170	(30,700)
Comprehensive loss	(352,714)	(43,321)
Less: Comprehensive loss attributable to noncontrolling interest	(34,686)	(4,342)
Comprehensive loss attributable to E2open Parent Holdings, Inc.	$(318,028)	$(38,979)

See notes to unaudited condensed consolidated financial statements.

E2open Parent Holdings, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

(In thousands)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total E2open Equity	Noncontrolling Interest	Total Equity
Balance, February 28, 2022	$31	$3,362,219	$(19,019)	$(154,976)	$(2,473)	$3,185,782	$298,389	$3,484,171
Share-based compensation	—	3,188	—	—	—	3,188	—	3,188
Conversion of Common Units to common stock	—	195	—	—	—	195	(195)	—
Vesting of restricted stock awards, net of shares withheld for taxes	—	(1,330)	—	—	—	(1,330)	—	(1,330)
Other comprehensive loss	—	—	(30,700)	—	—	(30,700)	—	(30,700)
Net loss	—	—	—	(11,356)	—	(11,356)	(1,265)	(12,621)
Balance, May 31, 2022	$31	$3,364,272	$(49,719)	$(166,332)	$(2,473)	$3,145,779	$296,929	$3,442,708

(In thousands)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Treasury Stock	Total E2open Equity	Noncontrolling Interest	Total Equity
Balance, February 28, 2023	$30	$3,378,633	$(68,603)	$(803,679)	$(2,473)	$2,503,908	$223,012	$2,726,920
Share-based compensation	—	4,441	—	—	—	4,441	—	4,441
Vesting of restricted stock awards, net of shares withheld for taxes	—	(1,830)	—	—	—	(1,830)	—	(1,830)
Other comprehensive income	—	—	8,170	—	—	8,170	—	8,170
Net loss	—	—	—	(325,395)	—	(325,395)	(35,489)	(360,884)
Balance, May 31, 2023	$30	$3,381,244	$(60,433)	$(1,129,074)	$(2,473)	$2,189,294	$187,523	$2,376,817

See notes to unaudited condensed consolidated financial statements.

E2open Parent Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended May 31,
(In thousands)	2023	2022
Cash flows from operating activities
Net loss	$(360,884)	$(12,621)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	53,319	53,297
Amortization of deferred commissions	1,344	849
Provision for credit losses	69	146
Amortization of debt issuance costs	1,320	1,378
Amortization of operating lease right-of-use assets	1,946	3,175
Share-based compensation	4,445	3,188
Deferred income taxes	(67,833)	(31,483)
Right-of-use assets impairment charge	362	—
Goodwill impairment charge	410,041	—
Indefinite-lived intangible asset impairment charge	4,000	—
Loss from change in tax receivable agreement liability	2,460	1,670
Gain from change in fair value of warrant liability	(14,680)	(5,455)
Gain from change in fair value of contingent consideration	(9,000)	(4,200)
Gain on disposal of property and equipment	(154)	—
Changes in operating assets and liabilities:
Accounts receivable	48,176	41,661
Prepaid expenses and other current assets	(1,304)	864
Other noncurrent assets	(1,772)	(743)
Accounts payable and accrued liabilities	(12,228)	(29,909)
Channel client deposits payable	2,539	7,872
Deferred revenue	(23,401)	(23,197)
Changes in other liabilities	(2,306)	18,388
Net cash provided by operating activities	36,459	24,880
Cash flows from investing activities
Payments for acquisitions - net of cash acquired	—	(124,168)
Capital expenditures	(6,552)	(19,279)
Minority investment in private firm	—	(3,000)
Net cash used in investing activities	(6,552)	(146,447)
Cash flows from financing activities
Proceeds from indebtedness	—	190,000
Repayments of indebtedness	(2,741)	(82,756)
Repayments of financing lease obligations	(223)	(219)
Payments of debt issuance costs	—	(4,766)
Net cash (used in) provided by financing activities	(2,964)	102,259
Effect of exchange rate changes on cash and cash equivalents	2,105	889
Net increase (decrease) in cash, cash equivalents and restricted cash	29,048	(18,419)
Cash, cash equivalents and restricted cash at beginning of period	104,342	174,554
Cash, cash equivalents and restricted cash at end of period	$133,390	$156,135

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$119,541	$129,191
Restricted cash	13,849	26,944
Total cash, cash equivalents and restricted cash	$133,390	$156,135

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

On February 4, 2021 (Closing Date), CCNB1 and E2open Holdings, LLC and its operating subsidiaries (E2open Holdings) completed a business combination (Business Combination) contemplated by the definitive Business Combination Agreement entered into on October 14, 2020 (Business Combination Agreement). In connection with the finalization of the Business Combination, CCNB1 changed its name to "E2open Parent Holdings, Inc." (the Company or E2open) and changed its jurisdiction of incorporation from the Cayman Islands to the State of Delaware (Domestication).

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

Basis of Presentation

These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended May 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending February 29, 2024. For further information, refer to the consolidated financial statements and notes thereto included in our 2023 Form 10-K.

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

Reclassifications

During the second quarter of fiscal 2023, we began reporting deferred income taxes as a separate line as part of operating activities in the Condensed Consolidated Statements of Cash Flows. As a result, we reclassed a use of cash of $21.8 million from the change in accounts payable and accrued liabilities and a source of cash of $53.3 million from the changes in other liabilities to deferred income taxes for the three months ended May 31, 2022.

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

2. Accounting Standards

Recent Accounting Guidance Not Yet Adopted

In March 2020, the Financial Accounting Standards Board (FASB) issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting to simplify the accounting for contract modifications made to replace LIBOR or other reference rates that are expected to be discontinued because of the reference rate reform. The guidance provides optional expediates and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criterion are met. On January 7, 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The amendments in ASU 2021-01 are elective and apply to our debt instruments that may be modified as a result of the reference rate reform. The optional expedients and exceptions can be applied to contract modifications made until December 31, 2024. We are working on the transition of various rates in our debt instruments affected by reference rate reform, but do not expect the transition to have a material effect on our financial position or results of operations.

3. Acquisitions

Logistyx Acquisition

On March 2, 2022, E2open, LLC, our subsidiary, acquired all of the issued and outstanding membership interests of Logistyx for a purchase price of $185 million, including $90 million paid in cash at closing (Logistyx Acquisition). An additional $95 million, which was subject to standard working capital adjustments and other contractual provisions, was paid in two installments on May 31, 2022 and September 1, 2022. The May 31, 2022 payment of $37.4 million was paid in cash. On September 1, 2022, E2open, LLC made a cash payment of $54.0 million to Logistyx as the final installment payment for the Logistyx Acquisition which reflected a working capital adjustment of $3.6 million. An additional payment of $1.1 million for working capital was made to Logistyx on December 5, 2022.

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

The allocation of the purchase price was recorded to the tangible and intangible assets acquired and liabilities assumed based on their fair values as of March 2, 2022. The final purchase price allocation was as follows:

($ in thousands)	Final Purchase Price Allocation
Cash and cash equivalents	$1,563
Account receivable, net	5,332
Other current assets	3,335
Property and equipment, net	144
Intangible assets	66,800
Goodwill (1)	123,746
Non-current assets	619
Accounts payable	(5,897)
Current liabilities	(3,931)
Deferred revenue (2)	(10,747)
Non-current liabilities	(158)
Total assets acquired and liabilities assumed	$180,806

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

We incurred $4.1 million of expenses directly related to the Logistyx Acquisition through February 28, 2023 which are included in acquisition-related expense in the Condensed Consolidated Statements of Operations. Included in these expenses were $1.6 million acquisition-related advisory fees which were incurred on March 2, 2022. At the closing of the Logistyx Acquisition, we paid $0.5 million of acquisition-related advisory fees and other expenses related to the Logistyx Acquisition on behalf of Logistyx, which were accounted for as part of the purchase price consideration.

4. Accounts Receivable

Accounts receivable, net consisted of the following:

($ in thousands)	May 31, 2023	February 28, 2023
Accounts receivable	$113,792	$153,618
Unbilled receivables	20,560	25,481
Less: Allowance for credit losses	(7,789)	(4,290)
Accounts receivable, net	$126,563	$174,809

Unbilled receivables represent revenue recognized for performance obligations that have been satisfied but for which amounts have not been billed, which we also refer to as contract assets.

Account balances are written off against the allowance for credit losses when we believe that it is probable that the receivable balance will not be recovered.

The allowance for credit losses was comprised of the following:

($ in thousands)	Amount
Balance, February 28, 2022	$(3,055)
Logistyx Acquisition	(267)
Additions	(2,185)
Write-offs	1,217
Balance, February 28, 2023	(4,290)
Additions	(3,573)
Write-offs	74
Balance, May 31, 2023	$(7,789)

5. Prepaid and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

($ in thousands)	May 31, 2023	February 28, 2023
Prepaid software and hardware license and maintenance fees	$7,354	$9,103
Income and other taxes receivable	5,513	4,618
Prepaid insurance	2,664	1,337
Deferred commissions	5,251	4,771
Prepaid marketing	1,718	1,037
Security deposits	2,366	2,377
Other prepaid expenses and other current assets	2,866	1,957
Total prepaid expenses and other current assets	$27,732	$25,200

Amortization of software licenses held under financing leases is included in cost of revenue and operating expenses. Prepaid maintenance, services and insurance are expensed over the term of the underlying agreements.

6. Goodwill

We test goodwill for impairment on an annual basis or whenever events or changes occur that would more-likely-than not reduce the fair value of a reporting unit below its carrying value between annual impairment tests. As we have only one reporting unit, any goodwill impairment assessment is performed at the Company level.

During the first quarter of fiscal 2024, the market price of our Class A Common Stock and market capitalization declined significantly. This decline resulted in us determining that a triggering event occurred and an interim goodwill impairment assessment was performed.

The fair value of E2open was calculated using an equally weighted combination of three different methods: discounted cash flow method, guideline public company method and guideline transaction method. The discounted cash flow method was based on the present value of estimated future cash flows which were based on management's estimates of projected net sales, net operating income margins and terminal growth rates, taking into consideration market and industry conditions. The discount rate used was based on the weighted-average cost of capital adjusted for the risk, size premium and business-specific characteristics related to projected cash flows. Under the guideline public company method, the fair value was based on our current and forward-looking earnings multiples using management's estimates of projected net sales and adjusted EBITDA margins with consideration of market premiums. The unobservable inputs used to measure the fair value included projected net sales, forecasted adjusted EBITDA margins, the weighted average cost of capital, the normalized working capital level, capital expenditures assumptions, profitability projections, the determination of appropriate market comparison companies and terminal growth rates. Under the guideline transaction method, the fair value was based on pricing multiples derived from recently sold companies with similar characteristics to E2open taking into consideration management's estimate of projected net sales and net operating income margins.

The three approaches generated similar results and indicated that the fair value of E2open's equity and goodwill was less than its carrying amount for the interim assessment. Therefore, in the first quarter of fiscal 2024, we recognized an impairment charge of $410.0 million to goodwill.

We did not record a goodwill impairment charge for the three months ended May 31, 2022.

The following table presents the changes in goodwill:

($ in thousands)	Amount
Balance, February 28, 2022	$3,756,871
BluJay Acquisition adjustment (1)	(5,455)
Logistyx Acquisition (2)	123,746
Impairment charge	(901,566)
Disposition (3)	(1,306)
Currency translation adjustment	(44,483)
Balance, February 28, 2023	2,927,807
Impairment charge	(410,041)
Currency translation adjustment	4,378
Balance, May 31, 2023	$2,522,144

(1)
Represents the goodwill acquired in the BluJay Acquisition as of September 1, 2021 and subsequent purchase price adjustments.
(2)
Represents the goodwill acquired in the Logistyx Acquisition as of March 2, 2022 and subsequent purchase price adjustments. See Note 3, Acquisitions for additional information.
(3)
Represents the goodwill that was sold as part of the subsidiary disposition in February 2023.
7. Intangible Assets, Net

We test our indefinite-lived intangible asset for impairment on an annual basis or whenever events or changes occur that would more-likely-than not reduce the fair value of the indefinite-lived intangible asset below its carrying value between annual impairment tests. As we have only one reporting unit, any indefinite-lived intangible asset assessment is performed at the Company level.

During the first quarter of fiscal 2024, the market price of our Class A Common Stock and market capitalization declined significantly. This decline resulted in us determining that a triggering event occurred and an interim indefinite-lived intangible asset impairment assessment was performed.

The fair value of the indefinite-lived intangible asset was calculated using the relief from royalty payments method which is based on management's estimates of projected net sales and terminal growth rates, taking into consideration market and industry conditions. The royalty rate used was based on royalty rates of companies with similar characteristics to E2open. The discount rate used was based on the weighted-average cost of capital adjusted for the risk, size premium and business-specific characteristics related to projected net sales.

The interim assessment indicated that the fair value of E2open's indefinite-lived intangible asset was less than its carrying amount; therefore, in the first quarter of fiscal 2024, we recognized an impairment charge of $4.0 million to intangible assets, net for the indefinite-lived trademark / trade name which is reflected in general and administrative expenses on the Condensed Consolidated Statements of Operations.

We did not record an indefinite-lived intangible asset impairment charge for the three months ended May 31, 2022.

Intangible assets, net consisted of the following:

	May 31, 2023
($ in thousands)	Weighted Average Useful Life	Cost	Accumulated Amortized	Net
Indefinite-lived:
Trademark / Trade name	Indefinite	$106,000	$—	$106,000
Definite-lived:
Client relationships	13.8	501,499	(137,343)	364,156
Technology	7.3	689,657	(195,119)	494,538
Content library	10.0	50,000	(11,622)	38,378
Trade name	1.0	3,914	(3,914)	—
Backlog	2.5	800	(400)	400
Total definite-lived		1,245,870	(348,398)	897,472
Total intangible assets		$1,351,870	$(348,398)	$1,003,472

	February 28, 2023
($ in thousands)	Weighted Average Useful Life	Cost	Accumulated Amortized	Net
Indefinite-lived:
Trademark / Trade name	Indefinite	$110,000	$—	$110,000
Definite-lived:
Client relationships	13.8	500,975	(118,520)	382,455
Technology	7.3	688,739	(170,178)	518,561
Content library	10.0	50,000	(10,372)	39,628
Trade name	1.0	3,843	(3,843)	—
Backlog	2.5	800	(320)	480
Total definite-lived		1,244,357	(303,233)	941,124
Total intangible assets		$1,354,357	$(303,233)	$1,051,124

The e2open trade name is indefinite-lived. Acquired trade names are definite-lived as over time we rebrand acquired products and services as e2open.

Amortization of intangible assets is recorded in cost of revenue and operating expenses in the Condensed Consolidated Statements of Operations. We recorded amortization expense related to intangible assets of $44.8 million and $46.4 million for the three months ended May 31, 2023 and 2022, respectively.

8. Property and Equipment, Net

Property and equipment, net consisted of the following:

($ in thousands)	May 31, 2023	February 28, 2023
Computer equipment	$55,441	$52,296
Software	26,594	26,430
Software development costs	39,353	35,631
Furniture and fixtures	3,239	3,032
Leasehold improvements	9,197	9,203
Gross property and equipment	133,824	126,592
Less accumulated depreciation and amortization	(62,726)	(54,116)
Property and equipment, net	$71,098	$72,476

Computer equipment and software include assets held under financing leases. Amortization of assets held under financing leases is included in depreciation expense. See Note 24, Leases for additional information regarding our financing leases.

Depreciation expense was $8.6 million and $6.9 million for the three months ended May 31, 2023 and 2022, respectively.

We recognized $1.9 million and $0.9 million of amortized capitalized software development costs for the three months ended May 31, 2023 and 2022, respectively.

9. Investments

In February and May 2022, we made minority investments of $2.5 million each in a private firm focused on supply chain financing for a total investment of $5.0 million. We incurred $0.5 million of transaction fees related to this investment in May 2022.

This minority investment does not have a readily determinable fair value; therefore, we elected the measurement alternative for our minority investment. The investment is measured at cost, less impairment and adjusted for qualifying observable price changes and recorded in other noncurrent assets in the Condensed Consolidated Balance Sheets.

We regularly evaluate the carrying value of our investment for impairment and whether any events or circumstances have been identified that would significantly harm the fair value of the investment. In the event a decline in fair value is less than the investment's carrying value, we will record an impairment charge in other income (expense) in the Condensed Consolidated Statements of Operations. We have not recorded any impairment charges related to this minority investment.

10. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

($ in thousands)	May 31, 2023	February 28, 2023
Accrued compensation	$36,310	$40,365
Accrued severance and retention	1,562	937
Trade accounts payable	28,374	32,859
Accrued professional services	3,154	3,346
Restructuring liability	317	213
Interest payable	3,040	5,324
Client deposits	2,604	2,574
Other	12,779	11,873
Total accounts payable and accrued liabilities	$88,140	$97,491

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

Quarterly tax distributions will be paid to the holders of Common Units on a pro rata basis based upon an agreed upon formula related to the taxable income of E2open Holdings allocable to holders of Common Units. Generally, these tax distributions will be computed based on the estimate of taxable income of E2open Holdings allocable to each holder of Common Units (based on certain assumptions), multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for a U.S. corporation organized under the laws of the State of Delaware, taking into account all jurisdictions in which we are required to file income tax returns together with the relevant apportionment information and the character of E2open Holdings' income, subject to various adjustments.

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

Pursuant to ASC 805, Business Combination, and relevant tax law, we have calculated the fair value of the Tax Receivable Agreement payments related to the transaction at the acquisition date and identified the timing of the utilization of the tax attributes. Under ASC 805, the Tax Receivable Agreement liability, as of the acquisition date, will be revalued at the end of each reporting period with the gain or loss as well as the associated interest reflected in the gain (loss) from change in tax receivable agreement liability in the Condensed Consolidated Statements of Operations in the period in which the event occurred. Interest will accrue on the Tax Receivable Agreement liability at a rate of LIBOR plus 100 basis points. In addition, under ASC 450, Contingencies, transactions with partnership unit holders after the acquisition date will result in additional Tax Receivable Agreement liabilities that are recorded on a gross undiscounted basis.

The Tax Receivable Agreement liability was $72.2 million and $69.7 million as of May 31, 2023 and February 28, 2023, respectively. The tax rate used in the calculation was 24.2% as of May 31, 2023 and February 28, 2023. The discount rate used for the ASC 805 calculation was 9.7% as of May 31, 2023 and February 28, 2023, based on the cost of debt plus an incremental premium. During the three months ended May 31, 2023 and 2022, a loss of $2.5 million and $1.7 million, respectively, was recorded as a change in the tax receivable agreement liability related to the ASC 805 discounted liability. During the three months ended May 31, 2023, the Tax Receivable Agreement liability under ASC 450 decreased by a negligible amount. There was no adjustment recorded related to the ASC 450 liability during the three months ended May 31, 2022.

12. Notes Payable

Notes payable outstanding were as follows:

($ in thousands)	May 31, 2023	February 28, 2023
2021 Term Loan	$1,075,460	$1,078,200
Other notes payable	424	492
Total notes payable	1,075,884	1,078,692
Less unamortized debt issuance costs	(22,707)	(23,912)
Total notes payable, net	1,053,177	1,054,780
Less current portion	(11,116)	(11,144)
Notes payable, less current portion, net	$1,042,061	$1,043,636

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

The 2021 Revolving Credit Facility will mature on February 4, 2026. E2open, LLC can request increases in the revolving commitments and additional term loan facilities, in minimum amounts of $2.0 million for each facility. Principal payments are due on the Credit Agreement the last day of February, May, August and November commencing August 2021. The Credit Agreement was payable in quarterly installments of $1.3 million beginning in August 2021; however, the payments were increased to $2.3 million with the addition of the incremental term loan beginning in November 2021. The payments increased to $2.7 million with the addition of the $190.0 million incremental term loan beginning in May 2022. The Credit Agreement is payable in full on February 4, 2028.

The interest rates applicable to borrowings under the Credit Agreement are, at E2open, LLC’s option, either (1) a base rate, which is equal to the greater of (a) the Prime rate, (b) the Federal Reserve Bank of New York rate plus 0.5% and (c) the adjusted Eurocurrency Rate for a one month interest period plus 1% or (2) the adjusted Eurocurrency rate equal to the adjusted Eurocurrency rate for the applicable interest period multiplied by the statutory reserve rate, plus in the case of each of clauses (1) and (2), the Applicable Rate. The Applicable Rate (1) for base rate term loans ranges from 2.25% to 2.50% per annum, (2) for base rate revolving loans ranges from 1.50% to 2.00% per annum, (3) for Eurodollar term loans ranges from 3.25% to 3.50% per annum and (4) for Eurodollar revolving loans ranges from 2.50% to 3.00% per annum, in each case, based on the first lien leverage ratio. E2open, LLC will pay a commitment fee during the term of the Credit Agreement ranging from 0.25% to 0.375% per annum of the average daily undrawn portion of the revolving commitments based on the First Lien Leverage Ratio which represents the ratio of the Company’s secured consolidated total indebtedness to the Company’s consolidated EBITDA as specified in the Credit Agreement. The Company will transition from LIBOR to SOFR during fiscal year 2024. See Note 28, Subsequent Events for changes to the Credit Agreement related to SOFR.

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

As of May 31, 2023 and February 28, 2023, there were $1,075.5 million and $1,078.2 million outstanding under the 2021 Term Loan, respectively, at a weighted average interest rate of 8.67% and an interest rate of 8.08%, respectively. The interest rates on the 2021 Term Loan were based on LIBOR plus 350 basis points. There were no outstanding borrowings, no letters of credit and $155.0 million available borrowing capacity under the 2021 Revolving Credit Facility as of May 31, 2023 and February 28, 2023.

We were in compliance with the First Lien Leverage Ratio for the Credit Agreement as of May 31, 2023 and February 28, 2023.

Beginning in March 2023, we entered into zero-cost interest rate collars in the notional amount of $300.0 million to hedge our exposure to fluctuations in interest rates on the variable rate debt on a portion of our 2021 Term Loan. See Note 14, Financial Instruments for additional information.

13. Contingent Consideration

Business Combination

The contingent consideration liability is due to the issuance of Series B-2 common stock and Series 2 restricted common units (RCUs) of E2open Holdings as part of the Business Combination. These shares and units were issued on a proportional basis to each holder of Class A shares in CCNB1 and Common Units of E2open Holdings. These restricted shares and Common Units are treated as a contingent consideration liability under ASC 805 and valued at fair market value. The contingent consideration liability was recorded at fair value on the acquisition date and will be remeasured at each reporting date and adjusted if necessary. Any gain or loss recognized from the remeasurement will be recorded in gain (loss) from the change in fair value of contingent consideration on the Condensed Consolidated Statements of Operations as a nonoperating income (expense) as the change in fair value is not part of our core operating activities.

The contingent consideration liability was $20.5 million and $29.5 million as of May 31, 2023 and February 28, 2023, respectively. The fair value remeasurements resulted in a gain of $9.0 million and $4.2 million for the three months ended May 31, 2023 and 2022, respectively.

There were 3,372,184 shares of Series B-2 common stock outstanding as of May 31, 2023 and February 28, 2023. The Series B-2 common stock will automatically convert into Class A Common Stock on a one-to-one basis upon the occurrence of the first day on which the 20-day VWAP is equal to at least $15.00 per share; provided, however, that the reference to $15.00 per share shall be decreased by the aggregate per share amount of dividends actually paid in respect of a share of Class A Common Stock following the closing of the Business Combination. If any of the Series B-2 common stock do not vest on or before the 10-year anniversary of the Closing Date, such common stock will be canceled for no consideration.

There were 2,627,724 shares of Series 2 RCUs outstanding as of May 31, 2023 and February 28, 2023. Similar to the Series B-2 common stock, the Series 2 RCUs will vest (a) at such time as the 20-day VWAP of the Class A Common Stock is at least $15.00 per share; however, the $15.00 per share threshold will be decreased by the aggregate amount of dividends per share paid following the closing of the Business Combination; (b) upon the consummation of a qualifying change of control of us or the Sponsor and (c) upon the qualifying liquidation defined in the limited liability company agreement.

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

14. Financial Instruments

Cash Flow Hedging Activities

Foreign Exchange Forward Contracts

Our foreign exchange forward contracts are designed and qualify as cash flow hedges. The contracts currently hedge the U.S. dollar/Indian rupee relationship with the duration of these forward contracts ranging from one-month to 24-months at inception. These contracts cover a portion of our spend in Indian rupee. We have not hedged our exposure to revenue or expenses in other currencies.

As of May 31, 2023, our foreign exchange forward contracts have durations of approximately 15 months or less.

Our exposure to the market gains or losses will vary over time as a function of currency exchange rates. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

The following table represents the Condensed Consolidated Balance Sheets location and estimated fair values of the foreign currency forward contracts:

($ in thousands)	May 31, 2023	February 28, 2023
Accounts payable and accrued liabilities	$(341)	$(659)
Other noncurrent liabilities	(41)	(197)

We estimate the $0.3 million, net of tax, of losses on forward exchange currency derivatives instruments included in other comprehensive loss will be settled and reclassified into earnings within the next twelve months.

We report our foreign exchange forward contract assets and liabilities on a net basis in the Condensed Consolidated Balance Sheets when a master-netting arrangement exists between us and the counterparty to the contract. A standard master netting agreement exists between us and the counterparty to the foreign exchange forward contract entered into in August 2022. The agreement allows for multiple transaction payment netting and none of the netting arrangements involve collateral. As of May 31, 2023, all of the foreign exchange forward contracts are in a liability position.

Interest Rate Collar Agreements

Our interest rate collar agreements (Collars) are designed and qualify as cash flow hedges. The Collars help manage our exposure to fluctuations in interest rates on the variable rate debt on a portion of our 2021 Term Loan. Changes in the fair value of the Collars designated as cash flow hedges will be recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and settled to interest expense over the term of the contracts.

On March 17, 2023, we entered a Collar, effective March 31, 2023, with a notional amount of $200.0 million and a maturity date of March 31, 2026. The executed cap was 4.75% and the floor was 2.57%. On March 24, 2023, an additional Collar was executed, effective April 6, 2023, with a notional amount of $100.0 million and a maturity date of March 31, 2026. The executed cap was 4.50% and the floor was 2.56%. For both Collars, the cap and floor interest rates are based on LIBOR through July 31, 2023 and SOFR beginning July 31, 2023 through the respective maturity dates. The structure of the Collars is such that we receive an incremental amount if the Collar index exceeds the cap rate. Conversely, we pay an incremental amount if the Collar index falls below the floor rate. No payments are required if the Collar index falls between the cap and floor rates.

The following table represents the Condensed Consolidated Balance Sheets location and estimated fair value of the Collars:

($ in thousands)	Notional	May 31, 2023
Prepaid expenses and other current assets	$200,000	$198
Other noncurrent assets	200,000	364
Prepaid expenses and other current assets	100,000	211
Other noncurrent assets	100,000	388

We report our Collar assets and liabilities on a net basis in the Condensed Consolidated Balance Sheets when a master-netting arrangement exists between us and the counterparty to the contract. A standard master netting agreement exists with the counterparty to the Collars. The agreement allows for multiple transaction payment netting and none of the netting arrangements involve collateral.

See Note 21, Other Comprehensive Loss for additional information regarding our cash flow hedges.

15. Fair Value Measurement

Our financial instruments include cash and cash equivalents; investments; accounts receivable, net; accounts payable; notes payable; and financing lease obligations. Accounts receivable, net; and accounts payable are stated at their carrying value, which approximates fair value, due to their short maturity. We measure our cash equivalents and investments at fair value, based on an exchange or exit price which represents the amount that would be received for an asset sale or an exit price, or paid to transfer a liability in an orderly transaction between knowledgeable and willing market participants. We estimate the fair value for notes payable and financing lease obligations by discounting the future cash flows of the related note and lease payments. As of May 31, 2023 and February 28, 2023, the fair value of the cash and cash equivalents, restricted cash, notes payable and financing lease obligations approximates their recorded values.

The following tables set forth details about our investments:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
May 31, 2023
Asset-backed securities	$162	$36	$—	$198

February 28, 2023
Asset-backed securities	$162	$35	$—	$197

Observable inputs are based on market data obtained from independent sources. Unobservable inputs reflect our assessment of the assumptions market participants would use to value certain financial instruments. This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

Our assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy are summarized as follows:

	May 31, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Asset-backed securities	$—	$198	$—	$198
Interest rate collar agreements	—	1,161	—	1,161
Total investments	—	1,359	—	1,359
Total assets	$—	$1,359	$—	$1,359

Liabilities:
Forward currency contracts	$—	$382	$—	$382
Cash-settled restricted stock units	25	—	—	25
Tax receivable agreement liability	—	—	55,614	55,614
Warrant liability	10,773	—	4,163	14,936
Contingent consideration	—	—	20,548	20,548
Total liabilities	$10,798	$382	$80,325	$91,505

	February 28, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Asset-backed securities	$—	$197	$—	$197
Total investments	—	197	—	197
Total assets	$—	$197	$—	$197

Liabilities:
Forward currency contracts	$—	$856	$—	$856
Cash-settled stock units	21	—	—	21
Tax receivable agreement liability	—	—	53,154	53,154
Warrant liability	16,920	—	12,696	29,616
Contingent consideration	—	—	29,548	29,548
Total liabilities	$16,941	$856	$95,398	$113,195

Cash-Settled Restricted Stock Units

Cash-settled restricted stock units (RSUs) form part of our compensation program. The fair value of these awards is determined using the closing stock price of our Class A Common Stock on the last day of each balance sheet date which is considered an observable quoted market price in active markets (Level 1).

Contingent Consideration

The following table provides a reconciliation of the beginning and ending balances of the contingent consideration using significant unobservable inputs (Level 3):

($ in thousands)	May 31, 2023	February 28, 2023
Beginning of period	$29,548	$45,568
Gain from fair value of contingent consideration	(9,000)	(16,020)
End of period	$20,548	$29,548

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

Tax Receivable Agreement

Our tax receivable agreement liability is measured under both ASC 805 at fair value on a recurring basis using significant unobservable inputs (Level 3) and ASC 450 at book value. The following table provides a reconciliation of the portion of the tax receivable agreement liability measured at fair value under Level 3:

($ in thousands)	May 31, 2023	February 28, 2023
Beginning of period	$53,154	$50,268
Loss from fair value of tax receivable agreement liability	2,460	2,886
End of period	$55,614	$53,154

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

Warrants

Our warrant liability is measured at fair value on a recurring basis using active market quoted prices (Level 1) and significant unobservable inputs (Level 3). The following table provides a reconciliation of the warrant liability:

($ in thousands)	May 31, 2023	February 28, 2023
Beginning of period	$29,616	$67,139
Gain from fair value of warrant liability	(14,680)	(37,523)
End of period	$14,936	$29,616

The change in the fair value of the warrant liability is recorded in gain (loss) from change in fair value of warrant liability in the Condensed Consolidated Statements of Operations.

The fair values of our Level 1 financial instruments, which are traded in active markets, are based on quoted market prices for identical instruments. The fair values of our Level 2 financial instruments are based on daily market foreign currency rates, interest rate curves and quoted market prices for comparable instruments or model-driven valuations using observable market data or inputs corroborated by observable market data.

Our contingent consideration is valued using a Monte Carlo simulation model. The assumptions used in preparing this model includes estimates such as volatility, contractual terms, discount rates, dividend yield and risk-free interest rates. This valuation model uses unobservable market input, and therefore the liability is classified as Level 3.

Our public warrants are valued using active market quoted prices, which are Level 1 inputs. The private placement warrants are valued using a binomial pricing model when the warrants are subject to the make-whole table, or otherwise are valued using a Black-Scholes pricing model. The Forward Purchase Warrants were valued utilizing observable market prices for public shares and warrants, relative to the present value of contractual cash proceeds. The assumptions used in preparing these models include estimates such as volatility, contractual terms, discount rates, dividend yield, expiration dates and risk-free interest rates. These valuation models use unobservable market input, and therefore the liability is classified as both Level 1 and Level 3.

There were no transfers of financial instruments between the levels of the fair value hierarchy during the three months ended May 31, 2023 and 2022.

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

Total Revenue by Geographic Locations

Revenue by geographic regions consisted of the following:

	Three Months Ended May 31,
($ in thousands)	2023	2022
Americas	$135,468	$134,835
Europe	14,218	19,944
Asia Pacific	10,434	5,602
Total revenue	$160,120	$160,381

Revenues by geography are determined based on the region of our contracting entity, which may be different than the region of the client. Americas revenue attributed to the United States was 83% during the three months ended May 31, 2023 and 2022. No other country represented more than 10% of total revenue during these periods.

During the three months ended May 31, 2022, we recorded a $0.1 million reduction to revenue to amortize the deferred revenue fair value adjustment that resulted from the purchase price allocation in the Business Combination. With the early adoption of ASU 2021-08, a fair value adjustment to deferred revenue is no longer required; therefore, an adjustment to deferred revenue was not made for the BluJay or Logistyx acquisitions. We did not record a reduction to revenue to amortize any deferred revenue fair value adjustments during the three months ended May 31, 2023.

Remaining Performance Obligations

Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied. It includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods and does not include contracts where the client is not committed. The client is not considered committed when they are able to terminate for convenience without payment of a substantive penalty under the contract. Additionally, as a practical expedient of ASC 606, Revenue from Contracts with Customers, we have not disclosed the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. As of May 31, 2023 and February 28, 2023, approximately $780.6 million and $779.6 million of revenue was expected to be recognized from remaining performance obligations, respectively. These amounts are expected to be recognized within the next five years.

Contract Assets and Liabilities

Contract assets primarily represent revenues recognized for performance obligations that have been satisfied but for which amounts have not been billed. Contract assets were $20.6 million and $25.5 million as of May 31, 2023 and February 28, 2023, respectively. Contract liabilities consist of deferred revenue which includes billings in excess of revenue recognized related to subscription contracts and professional services. Deferred revenue is recognized as revenue when we perform under the contract. Deferred revenue was $182.9 million and $206.3 million as of May 31, 2023 and February 28, 2023, respectively. Revenue recognized during the three months ended May 31, 2023, included in deferred revenue on the Condensed Consolidated Balance Sheets as of February 28, 2023, was $90.1 million.

Sales Commissions

With the adoption of ASC 606 and ASC 340-40, Contracts with Customers, in March 2019, we began deferring and amortizing sales commissions that are incremental and directly related to obtaining client contracts. Amortization expense of $1.3 million and $0.8 million was recorded in sales and marketing expenses in the Condensed Consolidated Statements of Operations for the three months ended May 31, 2023 and 2022, respectively. Certain sales commissions that would have an amortization period of less than a year are expensed as incurred in sales and marketing expenses. As of May 31, 2023 and February 28, 2023, we had a total of $16.2 million and $16.0 million of capitalized sales commissions included in prepaid expenses and other current assets and other noncurrent assets in the Condensed Consolidated Balance Sheets, respectively.

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

	Three Months Ended May 31,
($ in thousands)	2023	2022
Severance	$393	$1,822
Lease exits	(38)	109
Total severance and exit costs	$355	$1,931

Included in accounts payable and accrued liabilities as of May 31, 2023 and February 28, 2023 was a restructuring liability balance, primarily consisting of lease related obligations, of $0.3 million and $0.2 million, respectively, and a restructuring severance liability of $1.6 million and $0.9 million, respectively. We expect these amounts to be substantially paid within the next 12 months.

The following table reflects the changes in the severance and exit cost accruals:

($ in thousands)	May 31, 2023	February 28, 2023
Beginning of period	$1,150	$2,687
Payments	(1,203)	(6,225)
Impairment of right-of-use assets	—	(421)
Disposition (1)	—	(162)
Expenses	1,932	5,271
End of period	$1,879	$1,150

(1)
Represents the severance and retention accrual that was written off as part of the subsidiary disposition in February 2023.

Accrued severance includes activity related to the pre and post-acquisition related operational reviews (acquisition related severance) as well as various departmental cost cutting initiatives resulting in severance awards to specific individuals that are not under a specific Company program (non-acquisition related severance). The non-acquisition related severance payments are accrued in both accrued severance and accrued compensation. Total severance expense, including both acquisition and non-acquisition related severance payments, for the three months ended May 31, 2023 and 2022 was $3.0 million and $1.9 million, respectively.

18. Warrants

As of May 31, 2023 and February 28, 2023, there were an aggregate of 29,079,872 warrants outstanding. Each warrant entitles its holders to purchase one share of Class A Common Stock at an exercise price of $11.50 per share. The warrants expire five years after the Closing Date, or earlier upon redemption or liquidation. Once the warrants became exercisable, we have the option to redeem the outstanding warrants when various conditions are met, such as specific stock prices, as detailed in the specific warrant agreements. However, the 10,280,000 private placement warrants are nonredeemable so long as they are held by our Sponsor or its permitted transferees. The warrants are recorded as a liability in warrant liability on the Condensed Consolidated Balance Sheets with a balance of $14.9 million and $29.6 million as of May 31, 2023 and February 28, 2023, respectively. During the three months ended May 31, 2023 and 2022, a gain of $14.7 million and $5.5 million was recognized in gain (loss) from change in fair value of the warrant liability in the Condensed Consolidated Statements of Operations, respectively.

19. Stockholders' Equity

Class A Common Stock

We are authorized to issue 2,500,000,000 Class A common stock with a par value of $0.0001 per share. Holders of our Class A Common Stock are entitled to one vote for each share. As of May 31, 2023 and February 28, 2023, there were 303,380,094 and 302,582,007 shares of Class A Common Stock issued, respectively, and 303,203,440 and 302,405,353 shares of Class A Common Stock outstanding, respectively.

Class V Common Stock

We were authorized to issue 42,747,890 Class V common stock with a par value of $0.0001 per share. These shares have no economic value but entitle the holder to one vote per share. As of May 31, 2023 and February 28, 2023, there were 32,992,007 shares of Class V Common Stock issued and outstanding and 9,755,883 shares of Class V Common Stock held in treasury.

The holders of Common Units participate in net income or loss allocations and distributions of E2open Holdings. They are also entitled to Class V Common Stock on a one-for-one basis to their Common Units which in essence allows each holder one vote per Common Unit.

The following table reflects the changes in our outstanding stock:

	Class A	Class V	Series B-1	Series B-2
Balance, February 28, 2023	302,405,353	32,992,007	94	3,372,184
Vesting of restricted awards, net of shares withheld for taxes (1)	798,087	—	—	—
Balance, May 31, 2023	303,203,440	32,992,007	94	3,372,184

(1)
The Class A Common Stock withheld for taxes revert back to the 2021 Incentive Plan, as defined below, and are used for future grants.

20. Noncontrolling Interest

Noncontrolling interest represents the portion of E2open Holdings that we control and consolidate but do not own. As of May 31, 2023 and February 28, 2023, the noncontrolling interest represents a 9.8% ownership in E2open Holdings. As part of the Business Combination, E2open Parent Holdings, Inc. became the owner of E2open Holdings along with the existing owners of E2open Holdings through Common Unit ownership. The existing owners of E2open Holdings are shown as noncontrolling interest on the Condensed Consolidated Balance Sheets and their portion of the net income (loss) of E2open Holdings is shown as net income (loss) attributable to noncontrolling interest on the Condensed Consolidated Statements of Operations.

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

During the three months ended May 31, 2023, there were no Common Units converted into Class A Common Stock.

During the three months ended May 31, 2022, 25,000 Common Units were converted into Class A Common Stock with a value of $0.2 million based off the 5-day VWAP. This activity resulted in a decrease to noncontrolling interests of $0.2 million during the three months ended May 31, 2022.

As of May 31, 2023 and February 28, 2023, there were a total of 33.0 million Common Units held by participants of E2open Holdings.

We follow the guidance issued by the FASB regarding the classification and measurement of redeemable securities. Accordingly, we have determined that the Common Units meet the requirements to be classified as permanent equity.

21. Other Comprehensive Loss

Accumulated other comprehensive loss in the equity section of our Condensed Consolidated Balance Sheets includes:

($ in thousands)	Foreign Currency Translation Adjustment	Unrealized Holding (Losses) Gains on Foreign Exchange Forward Contracts	Unrealized Holding Gains on Interest Rate Collar Agreements	Total
Balance, February 28, 2023	$(67,747)	$(856)	$—	$(68,603)

Other comprehensive gain	6,535	474	1,161	8,170
Other comprehensive gain	6,535	474	1,161	8,170
Balance, May 31, 2023	$(61,212)	$(382)	$1,161	$(60,433)

There were no income taxes recorded to other comprehensive loss during the three months ended May 31, 2023.

The effect of amounts reclassified out of unrealized holding losses for foreign exchange forward contracts into net loss was as follows:

Three Months Ended
($ in thousands)	May 31, 2023
Reclassifications:
Cost of revenue	$61
Research and development	55
Sales and marketing	3
General and administrative	24
Total	$143

The effect of amounts reclassified out of unrealized gains for interest rate collars as an offset to interest expense was as follows:

Three Months Ended
($ in thousands)	May 31, 2023
Reclassifications:
$100 million notional interest rate collar	$(71)
$200 million notional interest rate collar	(64)
Total	$(135)

We did not reclass any items to the Condensed Consolidated Statements of Operations from accumulated other comprehensive loss during the three months ended May 31, 2022.

Accumulated foreign currency translation adjustments are reclassified to net loss when realized upon sale or upon complete, or substantially complete, liquidation of the investment in the foreign entity.

See Note 14, Financial Instruments for additional information related to our derivative instruments.

22. Earnings Per Share

Basic earnings per share is calculated as net loss divided by the average number of shares of common stock outstanding. Diluted earnings per share assumes, when dilutive, the issuance of the net incremental shares from options and restricted shares. The following is a reconciliation of the denominators of the basic and diluted per share computations for net loss:

	Three Months Ended May 31,
(in thousands, except per share data)	2023	2022
Net loss per share:
Numerator - basic:
Net loss per share:	$(360,884)	$(12,621)
Less: Net loss attributable to noncontrolling interests	(35,489)	(1,265)
Net loss attributable to E2open Parent Holdings, Inc. - basic	$(325,395)	$(11,356)

Numerator - diluted:
Net loss attributable to E2open Parent Holdings, Inc. - basic	$(325,395)	$(11,356)
Add: Net loss and tax effect attributable to noncontrolling interests	—	—
Net loss attributable to E2open Parent Holdings, Inc. - diluted	$(325,395)	$(11,356)

Denominator - basic:
Weighted average shares outstanding - basic	302,502	301,373
Net loss per share - basic	$(1.08)	$(0.04)

Denominator - diluted:
Weighted average shares outstanding - basic	302,502	301,373
Weighted average effect of dilutive securities:
Time based restricted stock	—	—
Weighted average shares outstanding - diluted	302,502	301,373
Diluted net loss per common share	$(1.08)	$(0.04)

Potential common shares issuable to employees or directors upon exercise or conversion of shares under our share-based compensation plans and upon exercise of warrants are excluded from the computation of diluted earnings per common share when the effect would be anti-dilutive. All potential common shares are anti-dilutive in periods of net loss available to common stockholders.

The following table summarizes the weighted-average potential common shares excluded from diluted loss per common share as their effect would be anti-dilutive:

	Three Months Ended May 31,
	2023	2022
Shares related to Series B-1 common stock	94	94
Shares related to Series B-2 common stock	3,372,184	3,372,184
Shares related to restricted common units Series 2	2,627,724	2,627,724
Shares related to warrants	29,079,872	29,079,872
Shares related to Common Units	32,992,007	33,559,480
Shares related to performance-based options	1,924,761	2,292,227
Shares related to time-based options	330,337	—
Share related to performance-based restricted stock	2,047,642	1,809,676
Shares related to time-based restricted stock	5,240,581	1,646,377
Units/Shares excluded from the dilution computation	77,615,202	74,387,634

23. Share-Based Compensation

2021 Incentive Plan

The E2open Parent Holdings, Inc. 2021 Omnibus Incentive Plan (2021 Incentive Plan) allows us to make equity and equity-based incentive awards to officers, employees, directors and consultants. There were 15,000,000 shares of Class A Common Stock reserved for issuance under the 2021 Incentive Plan as of February 28, 2022. The "evergreen" provision of the 2021 Incentive Plan provides for an annual automatic increase to the number of shares of Class A Common Stock available under the plan. As of March 1, 2022 and 2023, an additional 4,849,684 shares and 7,304,646 shares were reserved for issuance under the "evergreen " provision, respectively. Shares issued under the 2021 Incentive Plan can be granted as stock options, restricted stock awards, restricted stock units, performance stock awards, cash awards and other equity-based awards. No award may vest earlier than the first anniversary of the date of grant, expect under limited conditions.

Our board of directors, or its expressly approved delegees, have approved the grant of options and RSUs under the 2021 Incentive Plan.

Options

The options are either performance-based or time-based. The fiscal year 2022 options were performance-based and measured based on obtaining an organic growth target over a one-year period. The fiscal year 2023 options were performance-based and measured based on obtaining organic growth, adjusted EBITDA and net booking targets over a one-year period. A quarter of the options vest at the end of the performance period and the remaining options will vest equally over the following three years. The fiscal year 2024 options are time-based with one-third of the options vesting at the end of the first year with the remaining options vesting ratably each quarter over the remaining two-years.

Our executive officers and senior management are granted these performance-based and time-based options. The performance target is set at 100% at the grant date, and the probability of meeting the performance target is remeasured each quarter over the performance period and adjusted if needed. The performance target for the options granted during May 2021 was finalized in April 2022 above 100% and adjusted accordingly. The performance target for the options granted in May 2022 was finalized in April 2023 below 100% and adjusted accordingly.

As of May 31, 2023, there were 905,208 unvested performance-based options and 1,168,885 unvested time-based options.

RSUs

The RSUs are either performance-based or time-based. The fiscal year 2022 performance-based RSUs were measured based on obtaining an organic growth target over a one-year period. The fiscal year 2023 performance-based RSUs were measured based on obtaining an organic growth, adjusted EBITDA and net bookings target over a one-year period. The fiscal year 2024 performance-based RSUs are measured based on obtaining an organic subscription revenue growth, constant currency adjusted EBITDA and net bookings target over a one-year period. A quarter of the RSUs will vest at the end of the performance period and the remaining RSUs will vest equally over the following three years.

The performance target is set at 100% at the date of grant, and the probability of meeting the performance target is remeasured each quarter over the performance period and adjusted if needed. The performance target for the performance-based RSUs granted during May 2021 was finalized in April 2022 above 100% and adjusted accordingly. The performance target for the performance-based RSUs granted in May 2022 was finalized in April 2023 below 100% and adjusted accordingly. The time-based RSUs for executive officers, senior management and employees granted during fiscal years 2022 and 2023 vest ratably over a three-year period. Beginning in fiscal year 2024, the time-based RSUs for executive officers, senior management and employees will vest one-third at the end of the first year and then ratably each quarter over the remaining two years. The time-based RSUs for non-employee directors of our board of directors have a one-year vesting period.

As of May 31, 2023, there were 2,381,943 performance-based RSUs and 5,789,787 time-based RSUs that were vested or expected to vest.

During fiscal 2023, our board of directors approved a company-wide share-based grant under our 2021 Incentive Plan. Under the grant, approximately 3,800 employees were eligible to receive a stock award subject to approval by the board of directors as part of their compensation package. For fiscal 2023, our board of directors approved a grant on October 1, 2022 of 1,653,982 time-based RSUs to the employees who had not previously received a fiscal year 2023 equity grant. For those employees based in China, 25,045 cash-settled RSUs were granted. The time-based and cash-settled RSUs will vest ratably over a three-year period.

The cash-settled RSUs must be settled in cash and are accounted for as liability-type awards. The fair value of these cash-settled RSUs equals the value of our Class A Common Stock on the date of grant and is remeasured at the end of each reporting period at fair value. The change in fair value will be recorded in share-based compensation expense in the Condensed Consolidated Statements of Operations. The liability for the cash-settled RSUs was negligible as of May 31, 2023 and is included in accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets. As of May 31, 2023, there were 22,621 unvested cash-settled RSUs with a total intrinsic value of $0.1 million.

As of May 31, 2023, there were 13,122,982 shares of Class A Common Stock available for grant under the 2021 Incentive Plan.

As previously disclosed in our 2022 Form 10-K in Item 9B., Other Information, our former Chief Financial Officer entered into a Transition Agreement in which all of his outstanding stock awards accelerated vesting to August 31, 2022. Additionally, the exercise period for his options was extended from 90 days to one year with exercises permitted through August 31, 2023.

Activity under the 2021 Incentive Plan related to options was as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)
Balance, February 28, 2023	4,833	$8.42	8.5
Granted	1,169	4.62
Forfeited/Expired	(2,938)	7.78
Balance, May 31, 2023	3,064	$7.59	8.1

Vested and exercisable as of May 31, 2023	990	$9.63	6.1

	Number of Shares (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)
Balance, February 28, 2022	2,524	$9.83	9.0
Granted	3,275	7.76
Forfeited	(875)	9.82
Balance, May 31, 2022	4,924	$8.46	9.6

As of May 31, 2023, there was $6.2 million of unrecognized compensation cost related to unvested options. The aggregate intrinsic value of outstanding stock option awards and the vested and exercisable stock option awards was zero as of May 31, 2023 since our Class A Common Stock price was less than the exercise price of the stock option awards.

Activity under the 2021 Incentive Plan related to RSUs was as follows:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value Per Unit	Weighted Average Remaining Recognition Period (in years)
Balance, February 28, 2023	6,475	$8.44	2.4
Granted	5,526	6.16
Added by performance factor	39	9.02
Released	(1,190)	9.60
Canceled and forfeited	(1,398)	8.03
Balance, May 31, 2023	9,452	$6.98	2.3

	Successor
	Number of Units (in thousands)	Weighted Average Grant Date Fair Value Per Unit	Weighted Average Remaining Recognition Period (in years)
Balance, February 28, 2022	2,103	$12.47	2.7
Granted	3,719	8.26
Added by performance factor	300	12.87
Released	(56)	12.87
Canceled and forfeited	(190)	11.43
Balance, May 31, 2022	5,876	$9.85	2.9

As of May 31, 2023, there was $53.2 million of unrecognized compensation cost related to unvested RSUs. The aggregate intrinsic value of the RSUs was $47.3 million as of May 31, 2023 which is the outstanding RSUs valued at the closing price of our Class A Common Stock on May 31, 2023.

Activity under the 2021 Incentive Plan related to cash-settled RSUs was as follows:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (in years)
Balance, February 28, 2023	25	$6.07	2.6
Canceled and forfeited	(2)	6.07
Balance, May 31, 2023	23	$6.07	2.3

As of May 31, 2023, there was $0.1 million of unrecognized compensation cost related to unvested cash-settled RSUs. The aggregate intrinsic value of the cash-settled RSUs was $0.1 million as of May 31, 2023 which is the outstanding cash-settled RSUs valued at the closing price of our Class A Common Stock on May 31, 2023.

The estimated grant-date fair values of the options granted during the three months ended May 31, 2023 and 2022 were calculated using the Black-Scholes option-pricing valuation model, based on the following assumptions:

	Three Months Ended May 31,
	2023	2022
Expected term (in years)	6.25	6.25
Expected volatility	50.41%	44.17%
Risk-free interest rate	3.38%	2.91%
Expected dividend yield	0%	0%

The assumptions and estimates were as follows:

Expected Term: The expected term represents the weighted-average period the share-based awards are expected to remain outstanding and is calculated using the simplified method, as we do not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. The simplified method calculates the expected term as the midpoint between the vesting date and the contractual expiration date of the option.

Expected Volatility: The expected stock price volatility assumption was determined based on the historical volatility of the Class A Common Stock.

Risk-Free Interest Rate: The risk-free rate assumption was based on the U.S. Treasury instruments whose term was consistent with the option's expected term.

Expected Dividend Yield: We do not currently declare or pay dividends on our common stock and do not expect to do so for the foreseeable future.

The table below sets forth the functional classification in the Condensed Consolidated Statements of Operations of our equity-based compensation expense:

	Three Months Ended May 31,
($ in thousands)	2023	2022
Cost of revenue	$617	$221
Research and development	960	479
Sales and marketing	478	750
General and administrative	2,390	1,738
Total share-based compensation	$4,445	$3,188

24. Leases

We account for leases in accordance with ASC 842, Leases, which requires lessees to recognize lease liabilities and right-of-use (ROU) assets on the balance sheet for most operating leases. We made the accounting policy election not to apply the recognition provisions of ASC 842 to short-term leases which are leases with a lease term of 12 months or less. Instead, we recognize the lease payments for short-term leases on a straight-line basis over the lease term.

Operating lease liabilities reflect our obligation to make future lease payments for real estate locations. Lease terms are comprised of contractual terms. Payments are discounted using the rate we would pay to borrow amounts equal to the lease payments over the lease term (our incremental borrowing rate). We do not separate lease and non-lease components for contracts in which we are the lessee. ROU assets are measured based on lease liabilities adjusted for incentives and timing differences between operating lease expense and payments, recognized on a straight-line basis over the lease term. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are recognized as incurred. Common area maintenance and other executory costs are the main components of variable lease payments. Operating and variable lease expenses are recorded in general and administrative expenses in the Condensed Consolidated Statements of Operations.

Real Estate Leases

We lease our primary office space under non-cancelable operating leases with various expiration dates through June 2030. Many of our leases have an option to be extended from two to five years, and several of the leases give us the right to early cancelation with proper notification. Additionally, we have five subleases of our office leases as of May 31, 2023.

Several of the operating lease agreements require us to provide security deposits. As of May 31, 2023, and February 28, 2023, lease deposits were $4.8 million and $4.7 million, respectively. The deposits are generally refundable at the expiration of the lease, assuming all obligations under the lease agreement have been met. Deposits are included in prepaid and other current assets and other noncurrent assets in the Condensed Consolidated Balance Sheets.

During the three months ended May 31, 2023, we incurred a $0.4 million impairment on our operating lease ROU assets and leasehold improvements due to vacating two locations with the intent to sublease them. We did not have any impairments during the three months ended May 31, 2022. The impairments were recorded in general and administrative expenses in the Condensed Consolidated Statements of Operations.

Vehicle Leases

We lease vehicles under non-cancelable operating lease arrangements which have various expiration dates through May 2027. We do not have the right to purchase the vehicles at the end of the lease term.

Equipment Leases

We purchase certain equipment under non-cancelable financing lease arrangements which are primarily related to software and computer equipment and which have various expiration dates through December 2025. We have the right to purchase the software and computer equipment anytime during the lease or upon lease completion.

Balance Sheet Presentation

The following tables present the amounts and classifications of our estimated ROU assets, net and lease liabilities:

($ in thousands)	Balance Sheet Location	May 31, 2023	February 28, 2023
Operating lease right-of-use assets	Operating lease right-of-use assets	$20,665	$18,758
Finance lease right-of-use asset	Property and equipment, net	2,720	3,358
Total right-of-use assets		$23,385	$22,116

($ in thousands)	Balance Sheet Location	May 31, 2023	February 28, 2023
Operating lease liability - current	Current portion of operating lease obligations	$7,861	$7,622
Operating lease liability	Operating lease obligations	17,165	15,379
Finance lease liability - current	Current portion of finance lease obligations	2,462	2,582
Finance lease liability	Finance lease obligations	913	1,049
Total lease liabilities		$28,401	$26,632

Lease Cost and Cash Flows

The following table summarizes our total lease cost:

	Three Months Ended May 31,
($ in thousands)	2023	2022
Finance lease cost:
Amortization of right-of-use asset	$608	$611
Interest on lease liability	57	70
Finance lease cost	665	681
Operating lease cost:
Operating lease cost	1,862	1,372
Variable lease cost	1,085	2,096
Sublease income	(80)	(228)
Operating net lease cost	2,867	3,240
Total net lease cost	$3,532	$3,921

Short-term lease expense was immaterial for the three months ended May 31, 2023. There was no short-term lease expense for the three months ended May 31, 2022.

Supplemental cash flow information related to leases was as follows:

	Three Months Ended May 31,
($ in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$2,372	$2,712

The following table presents the weighted-average remaining lease terms and discount rates of our leases:

	Three Months Ended May 31,
	2023	2022
Weighted-average remaining lease term (in years):
Finance lease	1.21	1.14
Operating lease	3.73	6.42
Weighted-average discount rate:
Finance lease	8.06%	9.20%
Operating lease	6.32%	5.23%

Lease Liability Maturity Analysis

The following table reflects the undiscounted future cash flows utilized in the calculation of the lease liabilities as of May 31, 2023:

($ in thousands)	Operating Leases	Finance Leases
June 2023 - February 2024	$7,095	$2,411
2025	7,786	610
2026	5,435	508
2027	4,114	—
2028	2,554	—
Thereafter	1,256	—
Total	28,240	3,529
Less: Present value discount	(3,214)	(154)
Lease liabilities	$25,026	$3,375

25. Income Taxes

We calculate the provision for income taxes during interim periods by applying an estimate of the forecasted annual effective tax rate for the full fiscal year to "ordinary" income or loss (pretax income or loss excluding discrete items) for the reporting period. Our provision for income taxes was a benefit of $66.3 million, or 15.5%, for the three months ended May 31, 2023 compared to a benefit of $8.5 million, or 40.2%, for the three months ended May 31, 2022.

The loss before income taxes of $427.2 million for the three months ended May 31, 2023 resulted in a $66.3 million income tax benefit compared to a loss before income tax of $21.1 million for the three months ended May 31, 2022 which resulted in a $8.5 million income tax benefit. $64.7 million of the income tax benefit, net of a valuation allowance of $24.6 million, for the three months ended May 31, 2023 primarily resulted from the discrete impact of the goodwill impairment taken in the first fiscal quarter of 2024. The remainder of the increase in the tax benefit was due to changes in the impact of book income and losses of affiliates on the carrying amount of our partnership investment and changes in the mark-to-market gains and losses on certain contingent liabilities offset by changes in book losses in certain jurisdictions for which no benefit can be recognized.

As of May 31, 2023 and February 28, 2023, total gross unrecognized tax benefits were $2.6 million. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of May 31, 2023 and February 28, 2023, the total amount of gross interest and penalties accrued was less than $0.1 million which is classified as other noncurrent liabilities in the Condensed Consolidated Balance Sheets.

Inflation Reduction Act of 2022

On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022, which, among other things, implements a 15% minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases and several tax incentives to promote clean energy. The alternative minimum tax is effective for taxable years beginning after December 31, 2022 and the excise tax applies to stock repurchases after December 31, 2022. The alternative minimum tax would not be applicable in our next fiscal year as it is based on a three-year average annual adjusted financial statement income in excess of $1 billion. We continue to evaluate any impact related to the excise tax on net stock repurchases based on our relative activity.

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

27. Supplemental Cash Flow Information

Supplemental cash flow information and non-cash investing and financing activities are as follows:

	Three Months Ended May 31,
(In thousands)	2023	2022
Supplemental cash flow information - Cash paid for:
Interest	$25,381	$9,805
Income taxes	2,483	1,971
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	3,276	8,020
Right-of-use assets obtained in exchange for operating lease obligations	4,216	3,524
Shares withheld for taxes on vesting of restricted stock	1,830	1,330
Conversion of Common Units to Class A Common Stock	—	195

28. Subsequent Events

On June 16, 2023, the Credit Agreement was amended for the fourth time. Under the Credit Agreement, the Eurocurrency Rate ceased to be applicable and was replaced with SOFR which shall be determined by the Federal Reserve Bank of New York and set forth on its website. No loans will use the SOFR Rate prior to June 30, 2023.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This item contains a discussion of our business, including a general overview of our business, results of operations, liquidity and capital resources as well as quantitative and qualitative disclosures about market risk.

The following discussion should be read in conjunction with Part II, Item 7., Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2023 Form 10-K and the unaudited condensed financial statements and related notes beginning on page 5. This Item 2 contains "forward looking" statements that involve risks and uncertainties. See Forward-Looking Statements at the beginning of this Quarterly Report.

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

Recent Events

During the first quarter of fiscal 2024, the market price of our Class A Common Stock and market capitalization declined significantly. This decline resulted in a triggering event, as such an interim goodwill impairment assessment was performed. The fair value of E2open was calculated using an equally weighted combination of three different methods: discounted cash flow method, guideline public company method and guideline transaction method. The discounted cash flow method was based on the present value of estimated future cash flows which were based on management's estimates of projected net sales, net operating margins and terminal growth rates, taking into consideration market and industry conditions. Under the guideline public company method, the fair value was based on current and forward-looking earnings multiples using management's estimates of projected net sales and adjusted EBITDA margins with consideration of market premiums. Under the guideline transaction method, the fair value was based on pricing multiples derived from recently sold companies with similar characteristics to ours taking into consideration management's estimates of projected net sales and net operating income margins.

The three approaches generated similar results and indicated that the fair value of E2open's equity and goodwill was less than its carrying amount. Therefore, in the first quarter of fiscal 2024, we recognized an impairment charge of $410.0 million to goodwill. See Note 6, Goodwill to the Notes to the Unaudited Condensed Consolidated Financial Statements.

The significant decline in the market price of our Class A Common Stock and market capitalization was also a triggering event which resulted in the performance of an interim indefinite-lived intangible asset impairment assessment. The fair value of the indefinite-lived intangible asset was calculated using the relief from royalty payments method which was based on management's estimates of projected net sales and terminal growth rates, taking into consideration market and industry conditions. The interim assessment indicated that the fair value of E2open's indefinite-lived intangible asset was less than its carrying amount; therefore, in the first quarter of fiscal 2024, we recognized an impairment charge of $4.0 million to intangible assets, net for the indefinite-lived trademark / trade name which is recorded in general and administrative expenses on the Condensed Consolidated Statements of Operations. See Note 7, Intangible Assets, Net to the Notes to the Unaudited Condensed Consolidated Financial Statements.

Results of Operations

The following table is our Unaudited Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended May 31,
($ in thousands)	2023	2022
Revenue	$160,120	$160,381
Cost of revenue	(80,702)	(78,681)
Total gross profit	79,418	81,700

Operating Expenses
Research and development	25,866	22,562
Sales and marketing	19,558	24,155
General and administrative	26,125	20,346
Acquisition-related expenses	389	6,764
Amortization of acquired intangible assets	20,128	21,535
Goodwill impairment	410,041	—
Total operating expenses	502,107	95,362
Loss from operations	(422,689)	(13,662)
Interest and other expense, net	(25,726)	(15,413)
Loss from change in tax receivable agreement liability	(2,460)	(1,670)
Gain from change in fair value of warrant liability	14,680	5,455
Gain from change in fair value of contingent consideration	9,000	4,200
Total other expenses	(4,506)	(7,428)
Loss before income tax provision	(427,195)	(21,090)
Income tax benefit	66,311	8,469
Net loss	(360,884)	(12,621)
Less: Net loss attributable to noncontrolling interest	(35,489)	(1,265)
Net loss attributable to E2open Parent Holdings, Inc.	$(325,395)	$(11,356)
Net loss attributable to E2open Parent Holdings, Inc. Class A common stockholders per share:
Basic	$(1.08)	$(0.04)
Diluted	$(1.08)	$(0.04)
Weighted-average common shares outstanding:
Basic	302,502	301,373
Diluted	302,502	301,373

Three Months Ended May 31, 2023 compared to Three Months Ended May 31, 2022

Revenue

	Three Months Ended May 31,
($ in thousands)	2023	2022	$ Change	% Change
Revenue:
Subscriptions	$134,903	$129,547	$5,356	4%
Professional services and other	25,217	30,834	(5,617)	-18%
Total revenue	$160,120	$160,381	$(261)	0%
Percentage of revenue:
Subscriptions	84%	81%
Professional services and other	16%	19%
Total	100%	100%

Subscriptions revenue was $134.9 million for the three months ended May 31, 2023, a $5.4 million, or 4%, increase compared to subscriptions revenue of $129.5 million for the three months ended May 31, 2022. The increase in subscriptions revenue was primarily due to new organic subscription sales predominantly driven by increases in products utilized across our current client portfolio.

Professional services and other revenue was $25.2 million for the three months ended May 31, 2023, a $5.6 million, or 18%, decrease compared to $30.8 million for the three months ended May 31, 2022. The decrease in professional services and other revenue was due to macroeconomic impacts primarily in the technology sector, the impact from our strategy to transition some services to our strategic system integrator partners and a decline in perpetual license fees.

Our subscriptions revenue as a percentage of total revenue increased to 84% for the first quarter of fiscal 2024 compared to 81% for the first quarter of fiscal 2023. This increase is a result of our continued focus on subscriptions revenue growth and a decline in professional services revenue.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended May 31,
($ in thousands)	2023	2022	$ Change	% Change
Cost of revenue:
Subscriptions	$36,544	$33,134	$3,410	10%
Professional services and other	19,528	20,646	(1,118)	-5%
Amortization of acquired intangible assets	24,630	24,901	(271)	-1%
Total cost of revenue	$80,702	$78,681	$2,021	3%

Gross profit:
Subscriptions	$73,728	$71,512	$2,216	3%
Professional services and other	5,690	10,188	(4,498)	-44%
Total gross profit	$79,418	$81,700	$(2,282)	-3%

Gross margin:
Subscriptions	55%	55%
Professional services and other	23%	33%
Total gross margin	50%	51%

Cost of subscriptions was $36.5 million for the three months ended May 31, 2023, a $3.4 million, or 10%, increase compared to $33.1 million for the three months ended May 31, 2022. This increase was primarily driven by a $2.2 million increase in personnel costs including non-acquisition severance.

Cost of professional services and other revenue was $19.5 million for the three months ended May 31, 2023, a $1.1 million, or 5%, decrease compared to $20.6 million for the three months ended May 31, 2022. The decrease was mainly due to a $1.5 million lower spend for consulting services primarily related to staff augmentation when compared to the prior year.

Amortization of acquired intangible assets was $24.6 million for the three months ended May 31, 2023, a $0.3 million, or 1%, decrease compared to $24.9 million for the three months ended May 31, 2022, driven primarily by the full amortization of the definite-lived trade name during fiscal 2023 along with higher intangible assets related to Logistyx in the first quarter of fiscal 2023 which were reduced as part of the purchase price adjustment in the second and third quarters of fiscal 2023.

Our subscriptions gross margin was flat at 55% for both the first quarter of fiscal 2024 and 2023.

Our professional services gross margin was down for the first quarter of fiscal 2024 at 23% compared to 33% in the first quarter of fiscal 2023 primarily driven by our lower revenue in the first quarter of fiscal 2024.

Research and Development

	Three Months Ended May 31,
($ in thousands)	2023	2022	$ Change	% Change
Research and development	$25,866	$22,562	$3,304	15%
Percentage of revenue	16%	14%

Research and development expenses were $25.9 million for the three months ended May 31, 2023, a $3.3 million, or 15%, increase compared to $22.6 million in the prior year. The increase was primarily due to a $1.8 million increase in personnel costs and a $1.4 million increase in depreciation expense largely due to an increase in the amortization of capitalized software as compared to the prior year period.

Sales and Marketing

	Three Months Ended May 31,
($ in thousands)	2023	2022	$ Change	% Change
Sales and marketing	$19,558	$24,155	$(4,597)	-19%
Percentage of revenue	12%	15%

Sales and marketing expenses were $19.6 million for the three months ended May 31, 2023, a $4.6 million, or 19%, decrease compared to $24.2 million in the prior year. The decrease was primarily driven by a $3.6 million decrease in personnel costs such as incentive compensation and commissions in fiscal 2024 compared to fiscal 2023.

General and Administrative

	Three Months Ended May 31,
($ in thousands)	2023	2022	$ Change	% Change
General and administrative	$26,125	$20,346	$5,779	28%
Percentage of revenue	16%	13%

General and administrative expenses were $26.1 million for the three months ended May 31, 2023, a $5.8 million, or 28%, increase compared to $20.3 million in the prior year. This increase was mainly a result of the $4.0 million indefinite-lived intangible asset charge taken in the first quarter of fiscal 2024 and the $2.1 million increase in personnel costs including incentive compensation and non-acquisition severance compared to the prior year period.

Other Operating Expenses

	Three Months Ended May 31,
($ in thousands)	2023	2022	$ Change	% Change
Acquisition and other related expenses	$389	$6,764	$(6,375)	-94%
Amortization of acquired intangible assets	20,128	21,535	(1,407)	-7%
Total other operating expenses	$20,517	$28,299	$(7,782)	-27%

Acquisition and other related expenses were $0.4 million for the three months ended May 31, 2023, a $6.4 million decrease compared to $6.8 million for the three months ended May 31, 2022. The decrease was mainly related to legal and consulting expenses associated with the Logistyx Acquisition in fiscal 2023.

Amortization of acquired intangible assets were $20.1 million for the three months ended May 31, 2023, a $1.4 million, or 7%, decrease, compared to $21.5 million for the three months ended May 31, 2022. This was primarily due to the full amortization of the definite-lived trade name during fiscal 2023 along with higher intangible assets related to Logistyx in the first quarter of fiscal 2023 which were reduced as part of the purchase price adjustments in the second and third quarters of fiscal 2023.

Goodwill Impairment

As indicated above, the market price of our Class A Common Stock and market capitalization declined significantly during the first quarter of fiscal 2024. This decline resulted in us determining that a triggering event occurred and an interim goodwill impairment assessment was performed. The result of the impairment assessment was the realization of a $410.0 million impairment charge.

We did not have an impairment charge for goodwill in the first quarter of fiscal 2023.

Interest and Other Expense, Net

	Three Months Ended May 31,
($ in thousands)	2023	2022	$ Change	% Change
Interest and other expense, net	$(25,726)	$(15,413)	$(10,313)	67%

Interest and other expense, net was $25.7 million for the three months ended May 31, 2023, a $10.3 million, or 67%, increase compared to $15.4 million in the prior year. The increase was driven by higher interest rates in fiscal 2024.

Loss from Change in Tax Receivable Agreement

	Three Months Ended May 31,
($ in thousands)	2023	2022	$ Change	% Change
Loss from change in tax receivable agreement liability	$(2,460)	$(1,670)	$(790)	47%

During the three months ended May 31, 2023, we recorded a loss of $2.5 million related to the change in the fair value of the tax receivable agreement liability, including interest, compared to a $1.7 million loss during the three months ended May 31, 2022. We have calculated the fair value of the tax receivable agreement payments and identified the timing of the utilization of the tax attributes. The tax receivable agreement liability, related to exchanges as of the Business Combination date, is revalued at the end of each reporting period with the gain or loss as well as the associated interest reflected in gain (loss) from change in tax receivable agreement liability in the Unaudited Condensed Consolidated Statements of Operations in the period in which the event occurred.

In addition, under ASC 450, transactions with partnership unit holders after the acquisition date will result in additional Tax Receivable Agreement liabilities that are recorded on a gross undiscounted basis. During the three months ended May 31, 2023, the Tax Receivable Agreement applicable to this guidance decreased by a negligible amount. There was no change in the Tax Receivable liability related to this guidance for the three months ended May 31, 2022.

Gain from Change in Fair Value of Warrant Liability

	Three Months Ended May 31,
($ in thousands)	2023	2022	$ Change	% Change
Gain from change in fair value of warrant liability	$14,680	$5,455	$9,225	nm

We recorded a gain of $14.7 million during the three months ended May 31, 2023, a $9.2 million increase compared to a gain of $5.5 million in the prior year for the change in fair value on the revaluation of our warrant liability associated with our warrants. We are required to revalue the warrants at the end of each reporting period and reflect in the Unaudited Condensed Consolidated Statements of Operations a gain or loss from the change in fair value of the warrant liability in the period in which the change occurred.

Gain from Change in Fair Value of Contingent Consideration

	Three Months Ended May 31,
($ in thousands)	2023	2022	$ Change	% Change
Gain from change in fair value of contingent consideration	$9,000	$4,200	$4,800	nm

We recorded a gain of $9.0 million during the three months ended May 31, 2023, a $4.8 million increase compared to a gain of $4.2 million in the prior year for the change in fair value on the revaluation of our contingent consideration associated with our restricted B-2 common stock and Series 2 RCUs. We are required to revalue the contingent consideration at the end of each reporting period or upon conversion and reflect in the Unaudited Condensed Consolidated Statements of Operations a gain or loss from the change in fair value of the contingent consideration in the period in which the change occurred.

Provision for Income Taxes

	Three Months Ended May 31,
($ in thousands)	2023	2022	$ Change	% Change
Loss before income taxes	$(427,195)	$(21,090)	$(406,105)	nm
Income tax benefit	66,311	8,469	57,842	nm

Loss before income taxes was $427.2 million for the three months ended May 31, 2023, a $406.1 million increase compared to $21.1 million for the three months ended May 31, 2022. The increase in the loss was primarily related to the $410.0 million impairment on goodwill, $4.0 million impairment on indefinite-lived intangible assets and $10.3 million of higher interest expense in the first quarter of fiscal 2024. These expenses were offset by a $6.4 million reduction in acquisition and other related expenses due to the Logistyx Acquisition in March 2022, a $9.2 million increase in the gain associated with the change in the fair value of the warrant liability and a $4.8 million increase in the gain associated with the fair value adjustments for the contingent consideration liability related to the restricted Series B-2 common stock and Series 2 RCUs when compared to the prior year.

Income tax benefit was $66.0 million, or 15.5%, for the three months ended May 31, 2023 compared to $8.5 million, or 40.2%, for the three months ended May 31, 2022. $64.7 million of the income tax benefit, net of a valuation allowance of $24.6 million, for the three months ended May 31, 2023 primarily resulted from the discrete impact of the goodwill impairment taken in the first quarter of fiscal 2024. The remainder of the change in our effective tax rate between periods was primarily due to the reduction in our deferred tax liability as a result of the discrete impact of the goodwill impairment charge, net of a valuation allowance, offset by changes in the impact of book income and losses of affiliates on the carrying amount of our partnership investment and changes in the mark-to-market gain and losses on certain contingent liabilities.

Non-GAAP Financial Measures

This document includes Non-GAAP gross profit, Non-GAAP gross margin, EBITDA and Adjusted EBITDA, which are non-GAAP performance measures that we use to supplement our results presented in accordance with U.S. GAAP. We believe these non-GAAP measures are useful in evaluating our operating performance, as they are similar to measures reported by our public competitors and are regularly used by security analysts, institutional investors and other interested parties in analyzing operating performance and prospects. These non-GAAP measures are not intended to be a substitute for any U.S. GAAP financial measure and, as calculated, may not be comparable to other similarly titled measures of performance of other companies in other industries or within the same industry.

We calculate and define Non-GAAP gross profit as gross profit excluding depreciation and amortization, share-based compensation and certain other non-cash and non-recurring items. We define and calculate EBITDA as net income or losses excluding interest income or expense, income tax expense or benefit, depreciation and amortization and Adjusted EBITDA as further adjusted for the following items: goodwill impairment charge, indefinite-lived intangible asset impairment charge, right-of-use assets impairment charge, transaction-related costs, gain (loss) from change in the tax receivable agreement liability, (gain) loss from changes in the fair value of the warrant liability and contingent consideration, share-based compensation and certain other non-cash and non-recurring items as described in the reconciliation below. We also report Non-GAAP gross profit and Adjusted EBITDA as a percentage of Non-GAAP revenue as additional measures to evaluate financial performance.

We include these non-GAAP financial measures because they are used by management to evaluate our core operating performance and trends and to make strategic decisions regarding the allocation of capital and new investments. These non-GAAP measures exclude certain expenses that are required in accordance with U.S. GAAP because they are non-recurring (for example, in the case of transaction-related costs, goodwill impairment charge, indefinite-lived intangible asset impairment charge and right-of-use assets impairment charge), non-cash (for example, in the case of depreciation, amortization, gain (loss) from change in the tax receivable agreement liability, (gain) loss from changes in the fair value of the warrant liability and contingent consideration and share-based compensation) or are not related to our underlying business performance (for example, in the case of interest income and expense). There are limitations to non-GAAP financial measures because they exclude charges and credits that are required to be included in the U.S. GAAP financial presentation. The items excluded from U.S. GAAP financial measures such as net income or loss to arrive at non-GAAP financial measures are significant components for understanding and assessing our financial performance. As a result, non-GAAP financial measures should be considered together with, and not alternatives to, financial measures prepared in accordance with U.S. GAAP.

The table below presents our Non-GAAP gross profit reconciled to our reported gross profit, the closest U.S. GAAP measure, for the periods indicated:

	Three Months Ended May 31,
($ in thousands)	2023	2022
Gross profit
Reported gross profit	$79,418	$81,700
Depreciation and amortization	28,621	28,421
Non-recurring/non-operating costs (1)	1,742	900
Share-based compensation (2)	625	230
Non-GAAP gross profit	$110,406	$111,251
Gross margin	49.6%	50.9%
Non-GAAP gross margin	69.0%	69.4%

(1)
Primarily includes other non-recurring expenses such as systems integrations and consulting and advisory fees.
(2)
Reflects non-cash, long-term share-based compensation expense, primarily related to senior management.

The table below presents our Adjusted EBITDA reconciled to our net income (loss), the closest U.S. GAAP measure, for the periods indicated:

	Three Months Ended May 31,
($ in thousands)	2023	2022
Net loss	$(360,884)	$(12,621)
Adjustments:
Interest expense, net	24,279	15,582
Income tax benefit	(66,311)	(8,469)
Depreciation and amortization	53,319	53,297
EBITDA	(349,597)	47,789
EBITDA Margin	-218.3%	29.8%
Goodwill impairment charge (1)	410,041	—
Indefinite-lived intangible asset impairment charge (2)	4,000	—
Right-of-use assets impairment charge (3)	362	—
Acquisition-related adjustments (4)	389	6,764
(Gain) loss from change in tax receivable agreement liability (5)	2,460	1,670
Gain from change in fair value of warrant liability (6)	(14,680)	(5,455)
Gain from change in fair value of contingent consideration (7)	(9,000)	(4,200)
Non-recurring/non-operating costs (8)	5,326	1,622
Share-based compensation (9)	4,460	3,206
Adjusted EBITDA	$53,761	$51,396
Adjusted EBITDA Margin	33.6%	32.0%

(1)
Represents the goodwill impairment taken in the first quarter of fiscal 2024.
(2)
Represents the infinite-lived tradename / trade name impairment taken in the first quarter of fiscal 2024.
(3)
Represents the impairment on our operating lease ROU assets and leasehold improvements due to vacating certain facilities.
(4)
Primarily includes advisory, consulting, accounting and legal expenses and severance incurred in connection with mergers and acquisitions activities including costs related to the BluJay and Logistyx acquisitions.
(5)
Represents the fair value adjustment at each balance sheet date for the Tax Receivable Agreement along with the associated interest.
(6)
Represents the fair value adjustment at each balance sheet date of the warrant liability related to the public, private placement and forward purchase warrants.
(7)
Represents the fair value adjustment at each balance sheet date of the contingent consideration liability related to the restricted B-2 common stock and Series 2 RCUs.
(8)
Primarily includes non-recurring expenses such as non-acquisition related severance, foreign currency transaction gains and losses, systems integrations, legal entity rationalization and consulting and advisory fees.
(9)
Reflects non-cash, long-term share-based compensation expense.

Three Months Ended May 31, 2023 compared to Three Months Ended May 31, 2022

Gross Profit

	Three Months Ended May 31,
($ in thousands)	2023	2022	$ Change	% Change
Gross profit	$79,418	$81,700	$(2,282)	-3%
Gross margin	49.6%	50.9%

Gross profit was $79.4 million for the three months ended May 31, 2023, a $2.3 million, or 3%, decrease compared to $81.7 million for three months ended May 31, 2022. The decrease in gross profit was due to overall flat revenue combined with a $2.0 million increase in the cost of revenue which was driven by increased personnel costs for non-acquisition related severance in subscriptions costs partially offset by lower consulting spend primarily related to staff augmentation in professional services and other costs in fiscal 2024 when compared to fiscal 2023. Gross margin was 50% for the first quarter of fiscal 2024 compared to 51% for the first quarter of fiscal 2023.

Non-GAAP Gross Profit

	Three Months Ended May 31,
($ in thousands)	2023	2022	$ Change	% Change
Non-GAAP gross profit	$110,406	$111,251	$(845)	-1%
Non-GAAP gross margin	69.0%	69.4%

Non-GAAP gross profit was $110.4 million for the three months ended May 31, 2023 May 31, 2022, a $0.9 million, or 1%, decrease compared to $111.3 million for the three months ended May 31, 2022. The decrease in non-GAAP gross profit was primarily due to higher costs of revenue which was driven by increased personnel costs for non-acquisition severance in subscriptions costs partially offset by lower consulting spend primarily related to staff augmentation in professional services and other costs in fiscal 2024 when compared to fiscal 2023. The Non-GAAP gross margin decreased in the first quarter of fiscal 2024 to 68% compared to 69% in the first quarter of fiscal 2023 due to the decrease in gross margin with an overall flat revenue between periods.

EBITDA

	Three Months Ended May 31,
($ in thousands)	2023	2022	$ Change	% Change
EBITDA	$(349,597)	$47,789	$(397,386)	nm
EBITDA margin	-218.3%	29.8%

EBITDA was a negative $349.6 million for the three months ended May 31, 2023, a $397.4 million decrease compared to $47.8 million for three months ended May 31, 2022. EBITDA margin was negative 218% for the first quarter of fiscal 2024 compared to 30% in the prior year. The decrease in EBITDA and EBITDA margin was primarily related to the $410.0 million impairment on goodwill and $4.0 million impairment on indefinite-lived intangible assets in the first quarter of fiscal 2024. Additionally, there was an increase in the gain of $9.2 million for the fair value adjustment for the warrant liability, an increase in the gain of $4.8 million associated with the fair value adjustment for the contingent consideration liability related to the restricted Series B-2 common stock and a decrease of $6.4 million of acquisition related expenses between periods.

Adjusted EBITDA

	Three Months Ended May 31,
($ in thousands)	2023	2022	$ Change	% Change
Adjusted EBITDA	$53,761	$51,396	$2,365	5%
Adjusted EBITDA margin	33.6%	32.0%

Adjusted EBITDA was $53.8 million for the three months ended May 31, 2023, a $2.4 million, or 5%, increase compared to $51.4 million for the three months ended May 31, 2022. Adjusted EBITDA margin was 34% for the first quarter of fiscal 2024 compared to 32% for the first quarter of fiscal 2023. The increase in Adjusted EBITDA and Adjusted EBITDA margin was primarily a result of $1.8 million in lower personnel costs within operating expenses and consulting expenses offset by lower gross profit.

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

We had $119.5 million in cash and cash equivalents and $155.0 million of unused borrowing capacity under our 2021 Revolving Credit Facility as of May 31, 2023. See Note 12, Notes Payable to the Notes to the Unaudited Condensed Consolidated Financial Statements. We believe our existing cash and cash equivalents, cash provided by operating activities and, if necessary, the borrowing capacity under our 2021 Revolving Credit Facility will be sufficient to meet our working capital, debt repayment and capital expenditure requirements for at least the next twelve months.

In the future, we may enter into arrangements to acquire or invest in complementary businesses. To facilitate these acquisitions or investments, we may seek additional equity or debt financing.

Debt

2021 Term Loan and Revolving Credit Facility

In February 2021, E2open, LLC, our subsidiary, entered into the Credit Agreement which provided for the 2021 Term Loan in the amount of $525.0 million and the 2021 Revolving Credit Facility for $75.0 million. In September 2021, the Credit Agreement was amended to include a $380.0 million incremental term loan, an increase in the letter of credit sublimit from $15.0 million to $30.0 million and an increase in the 2021 Revolving Credit Facility from $75.0 million to $155.0 million. In April 2022, the Credit Agreement was amended to include a $190.0 million incremental term loan bringing our total borrowing under the term loans to $1,095.0 million.

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

The 2021 Term Loan has a variable interest rate which was LIBOR plus 350 basis points resulting in a weighted average interest rate of 8.67% and an interest rate of 8.08% as of May 31, 2023 and February 28, 2023, respectively. As of May 31, 2023 and February 28, 2023, the 2021 Term Loan had a principal balance outstanding of $1,075.5 million and $1,078.2 million, respectively. There were no outstanding borrowings, no letters of credit and $155.0 million available borrowing capacity under the 2021 Revolving Credit Facility as of May 31, 2023 and February 28, 2023.

The average interest rate on our 2021 Term Loan was impacted by changes in market interest rates, which was attributed to the Federal Open Market Committee (FOMC) of the Federal Reserve repeatedly raising their target benchmark interest rate throughout fiscal 2023 and into fiscal 2024, resulting in subsequent prime rate increases of 500 basis points between March 2022 and May 2023. Based on our current outstanding 2021 Term Loan as of May 31, 2023, this increase would result in an additional $53.8 million of interest expense per year.

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

Cash Flows

The following table presents net cash from operating, investing and financing activities:

	Three Months Ended May 31,
($ in thousands)	2023	2022
Net cash provided by operating activities	$36,459	$24,880
Net cash used in investing activities	(6,552)	(146,447)
Net cash (used in) provided by financing activities	(2,964)	102,259
Effect of exchange rate changes on cash and cash equivalents	2,105	889
Net increase (decrease) in cash, cash equivalents and restricted cash	29,048	(18,419)
Cash, cash equivalents and restricted cash at beginning of period	104,342	174,554
Cash, cash equivalents and restricted cash at end of period	$133,390	$156,135

Three Months Ended May 31, 2023 compared to Three Months Ended May 31, 2022

As of May 31, 2023, our consolidated cash, cash equivalents and restricted cash was $133.4 million, a $29.0 million increase from our balance of $104.3 million as of February 28, 2023.

Net cash provided by operating activities for the three months ended May 31, 2023 was $36.5 million compared to $24.9 million for the three months ended May 31, 2022. The $11.6 million increase in cash was primarily driven by less cash used for consulting and acquisition-related expenses in fiscal 2024, partially offset by less cash provided from working capital items in fiscal 2024 from such items as the following:

•
decrease in cash from other liabilities such as income taxes payable and deferred taxes;
•
increase in cash provided by accounts receivable; and
•
the increase in cash for accounts payable and accrued liabilities which includes items such as accrued compensation, accrued interest, accrued severance and retention, trade accounts payable and accrued professional services.

Net cash used in investing activities was $6.6 million and $146.4 million for the three months ended May 31, 2023 and 2022, respectively. During the three months of fiscal 2024 and 2023, $6.6 million and $19.3 million were used for the acquisition of software and property related to our data centers, respectively. Additionally, during fiscal year 2023, net cash of $124.2 million was used for the Logistyx Acquisition and $3.0 million was used for a minority investment in a private firm during the first quarter of fiscal 2023.

Net cash used in financing activities for the three months ended May 31, 2023 was $3.0 million compared to net cash provided by financing activities of $102.3 million for three months ended May 31, 2022. The decrease in cash provided by financing activities was mainly due to the following:

•
We received a $190.0 million incremental term loan for the Logistyx Acquisition and repaid the $80.0 million under the 2021 Revolving Credit Facility in fiscal 2023;
•
During fiscal 2023, we paid $4.8 million in debt issuance costs related to the $190.0 million term loan; and
•
The repayments under the 2021 Term Loan were consistent between periods.

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

The liability related to the Tax Receivable Agreement was $72.2 million and $69.7 million as of May 31, 2023 and February 28, 2023, respectively, assuming (1) a corporate tax rate of 24.2% as of May 31, 2023 and February 28, 2023, (2) no dispositions of corporate subsidiaries, (3) no material changes in tax law and (4) we do not elect an early termination of the Tax Receivable Agreement. However, due to the uncertainty of various factors, including: (a) the timing and value of future exchanges, (b) the amount and timing of our future taxable income, (c) changes in our tax rate, (d) no future dispositions of any corporate stock, (e) changes in the tax law and (f) changes in the discount rate, the likely tax savings we will realize and the resulting amounts we are likely to pay to the selling equity holders of E2open Holdings pursuant to the Tax Receivable Agreement are uncertain. Additionally, interest will accrue on the portion of the Tax Receivable Agreement liability recorded under ASC 805 at a rate of LIBOR plus 100 basis points. The portion of the Tax Receivable Agreement liability under ASC 450 is recorded on a gross undiscounted basis.

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

Warrant Liability

As of May 31, 2023 and February 28, 2023, there were an aggregate of 29,079,872 warrants outstanding. Each warrant entitles its holder to purchase one share of our Class A Common Stock at an exercise price of $11.50 per share. The warrants are recorded as a liability in warrant liability on the Condensed Consolidated Balance Sheets with a balance of $14.9 million and $29.6 million as of May 31, 2023 and February 28, 2023, respectively. During the three months ended May 31, 2023 and 2022, a gain of $14.7 million and $5.5 million was recognized in gain from change in fair value of the warrant liability in the Unaudited Condensed Consolidated Statements of Operations, respectively.

Contingent Consideration

The contingent consideration liability was $20.5 million and $29.5 million as of May 31, 2023 and February 28, 2023, respectively. The fair value remeasurements resulted in a gain of $9.0 million and $4.2 million for the three months ended May 31, 2023 and 2022, respectively. The contingent liability represents the Series B-2 common stock and Series 2 RCUs.

Leases

We account for leases in accordance with ASC 842, Leases, which requires lessees to recognize lease liabilities and ROU assets on the balance sheet for contracts that provide lessees with the right to control the use of identified assets for periods of greater than 12 months.

Our non-cancelable operating leases for our office spaces and vehicles have various expiration dates through June 2030. Under these leases, our undiscounted future cash flows utilized in the calculation of the lease liabilities as of May 31, 2023 were: $7.1 million for June 1, 2023 through February 29, 2024, $7.8 million for fiscal 2025, $5.4 million for fiscal 2026, $4.1 million for fiscal 2027, $2.6 million for fiscal 2028 and $1.3 million thereafter. These numbers include interest of $3.2 million.

Our non-cancelable financing lease arrangements relate to software and computer equipment and have various expiration dates through May 2027. We have the right to purchase the software and computer equipment anytime during the lease or upon lease completion. Under these leases, our undiscounted future cash flows utilized in the calculation of the lease liabilities as of May 31, 2023 were: $2.4 million for June 1, 2023 through February 29, 2024, $0.6 million for fiscal 2025 and $0.5 million for fiscal 2026. These numbers include interest of $0.2 million.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. Preparation of the financial statements requires management to make judgments, estimates and assumptions that impact the reported amount of revenue and expenses, assets and liabilities and the disclosure of contingent assets and liabilities. We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on our condensed consolidated financial statements. Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies to the Notes to the Consolidated Financial Statements in our 2023 Form 10-K.

There have been no changes to our critical accounting policies and estimates during the three months ended May 31, 2023 from those previously disclosed in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Form 10-K.

Recent Accounting Pronouncements

Recently issued and adopted accounting pronouncements are described in Note 2, Accounting Standards to the Notes to the Unaudited Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the market risks during the three months ended May 31, 2023 from those previously disclosed in Part II, Item 7A., Quantitative and Qualitative Disclosures About Market Risk of our 2023 Form 10-K.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the quarter ended May 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We review our disclosure controls and procedures, which may include internal controls over financial reporting, on an ongoing basis. From time to time, management makes changes to enhance the effectiveness of these controls and ensure that they continue to meet the needs of our business over time.

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

Item 1A. Risk Factors.

There have been no material changes in our risk factors during the three months ended May 31, 2023 from those previously disclosed in Part I, Item 1A., Risk Factors of our 2023 Form 10-K. You should carefully consider the risk factors discussed in our 2023 Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information.

Because this Quarterly Report is being filed within four business days from the date of the reportable events, we have elected to make the following disclosures in this Quarterly Report instead of in a Current Report on Form 8-K:

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements with Officers.

Appointment of Greg Randolph as Chief Commercial Officer

On July 10, 2023, we announced the appointment of Mr. Greg Randolph to serve as our Chief Commercial Officer. In this newly created role, Mr. Randolph will lead our global sales organization and will be responsible for designing and implementing repeatable processes to accelerate our organic growth. Mr. Randolph, age 53, has more than 25 years of experience as a go-to-market software executive. Most recently, Mr. Randolph served as Chief Revenue Officer at Quest Software, a global enterprise management and security software provider from 2020 to 2022. From 2017 to 2020, Mr. Randolph served as SVP of Worldwide Sales at MobileIron from 2017 to 2020. Prior to 2017, he held multiple sales and business leadership roles at CA Technologies, one of the world’s largest independent software firms at that time. Mr. Randolph earned his B.S. degree in Business Administration with a concentration in Marketing from UNC – Charlotte and an EMBA from the Chicago School of Business.

The selection of Mr. Randolph as Chief Commercial Officer was not pursuant to any arrangement or understanding with respect to any other person. There are no family relationships between Mr. Randolph and any of our directors or executive officers, and there are no transactions between Mr. Randolph and us that would be required to be reported under Item 404(a) of Regulation S-K.

Ms. Randolph’s compensation package is as follows:

•
Base salary – $450,000;
•
Executive Annual Incentive Plan – Target bonus set at $550,000;
•
Onboarding Grant – Aggregate grant date fair value equal to $2,850,000, in the form of restricted stock units that vest in equal parts across four years from the date of grant subject to the terms and conditions of the 2021 Incentive Plan and the forms of award agreement filed with the SEC on Form 8-K on February 10, 2021; and
•
Long-Term Incentive Plan Annual Grant – Equity grant with an aggregate grant date fair value equal to $2,000,000, with terms and conditions (e.g., performance measures, vesting schedules, allocation between different forms of equity) determined by our board of directors.

Mr. Randolph entered into an executive employment letter agreement, which is the same for each executive, and provides for the provision of base salary, an annual cash incentive opportunity and a long-term equity opportunity. The agreement also provides for participation in the various health, insurance, retirement, paid time off and other benefits provided to our other officers in accordance with our benefit plans, programs and policies in effect from time to time. Except as provided for in the Executive Severance Plan that each executive is eligible to participate in, the named executive officers are employed on an at-will basis. A copy of the form of executive employment letter agreement was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on March 1, 2021, and is incorporated by reference into this Item 5.02. In connection with his appointment as Chief Commercial Officer, Mr. Randolph also entered into our standard form of Indemnification Agreement, which was filed as Exhibit 10.4 to our Form 8-K filed on February 10, 2021.

Departure of Pete Hantman as Chief Operating Officer

On July 5, 2023, Mr. Peter Hantman was informed that the role of Chief Operating Officer has been eliminated. We are in discussions with Mr. Hantman regarding the appropriate timeframe needed to transition his duties and he has agreed to stay employed with us to ensure an orderly transition of his various responsibilities to other members of the executive team.

Item 5.07. Submission of Matters to a Vote of Security Holders.

We held our 2023 Annual Meeting of Stockholders on July 7, 2023 (“Annual Meeting”). As of May 8, 2023, the record date of the Annual Meeting, 335,468,825 shares of our Class A and Class V common stock were outstanding and entitled to vote. A total of 299,993,994 shares, or approximately 89.43% of our voting stock, constituting a quorum, were represented in person or by proxy at the Annual Meeting.

Our stockholders voted on three proposals at the Annual Meeting. The final results of the votes regarding each proposal are set forth below.

Proposal One – Election of Class II Directors. The following nominees were elected as directors to serve for a three-year term expiring at the 2026 Annual Meeting of Stockholders based on the following votes:

Nominees	Votes For	Withheld	Broker Non-Votes
Martin Fichtner	285,359,286	1,457,240	13,177,468
Ryan Hinkle	264,114,646	22,701,880	13,177,468
Timothy Maudlin	264,197,269	22,619,257	13,177,468

Proposal Two – To hold an advisory vote to approve the compensation of our named executive officers. The proposal was approved, and the results of the voting were as follows:

Votes For	Votes Against	Abstain	Broker Non-Votes
286,167,214	640,892	8,420	13,177,468

Proposal Three – To ratify the selection of Ernst & Young LLP as our independent registered public accounting firm for fiscal year 2024. The proposal was approved, and the results of the voting were as follows:

Votes For	Votes Against	Abstain	Broker Non-Votes
299,925,474	63,135	5,385	—

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description
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

3.3	Bylaws of the E2open Parent Holdings, Inc. (incorporated by reference to Exhibit 3.3 of E2open Parent Holdings, Inc.'s Form 8-K (File 001-39272) filed with the SEC on February 10, 2021).
10.1	Amendment No. 4 to Credit Agreement (incorporated by reference to Exhibit 10.1 of E2open Parent Holdings, Inc.'s Form 8-K (File No. 001-39272) filed with the SEC on June 21, 2023).
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File

* Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

E2open Parent Holdings, Inc.

Date: July 10, 2023	By:	/s/ Michael A. Farlekas
Michael A. Farlekas
Chief Executive Officer

Date: July 10, 2023	By:	/s/ Marje Armstrong
Marje Armstrong
Chief Financial Officer