Form 10-Q
period 2023-08-31
E2open Parent Holdings, Inc.
filed 2023-10-10
CIK 1800347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 5, 2023, E2open Parent Holdings, Inc. had 303,303,494 shares of Class A common stock outstanding.

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

nm	not meaningful

NYSE	New York Stock Exchange

RCU	restricted common units representing Series 2 of E2open Holdings, LLC

SCM	omni-channel and supply chain management

SEC	U.S. Securities and Exchange Commission

SOFR	Secured Overnight Financing Rate

SONIA	Sterling Overnight Index Average

U.S. GAAP	generally accepted accounting principles in the United States

VWAP	daily per share volume-weighted average price of the Class A Common Stock on the NYSE as displayed on the Bloomberg page under the heading Bloomberg VWAP

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
•
uncertainty regarding the SOFR's suitability as a LIBOR replacement and potential volatility in our variable rate debt to the unknown outcomes of the transition to SOFR rate movements;
•
the inability to realize the value of the goodwill and intangible assets, which could result in the incurrence of material charges related to the impairment of those assets;
•
the inability to develop and market new product offerings and monetize our network;
•
the slowing of our growth rate due to lower than anticipated new bookings, higher than expected churn and macroeconomic impacts;
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

PART I—Financial Information

Item 1. Financial Statements.

E2open Parent Holdings, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)	August 31, 2023	February 28, 2023
	(Unaudited)
Assets
Cash and cash equivalents	$111,840	$93,032
Restricted cash	22,761	11,310
Accounts receivable, net	122,120	174,809
Prepaid expenses and other current assets	30,882	25,200
Total current assets	287,603	304,351
Goodwill	2,532,171	2,927,807
Intangible assets, net	960,785	1,051,124
Property and equipment, net	69,498	72,476
Operating lease right-of-use assets	18,748	18,758
Other noncurrent assets	27,073	25,659
Total assets	$3,895,878	$4,400,175
Liabilities and Stockholders' Equity
Accounts payable and accrued liabilities	$90,888	$97,491
Channel client deposits payable	22,761	11,310
Deferred revenue	170,822	203,824
Current portion of notes payable	11,119	11,144
Current portion of operating lease obligations	7,387	7,622
Current portion of financing lease obligations	625	2,582
Income taxes payable	3,003	2,190
Total current liabilities	306,605	336,163
Long-term deferred revenue	2,212	2,507
Operating lease obligations	15,287	15,379
Financing lease obligations	776	1,049
Notes payable	1,040,485	1,043,636
Tax receivable agreement liability	64,278	69,745
Warrant liability	13,447	29,616
Contingent consideration	19,288	29,548
Deferred taxes	72,986	144,529
Other noncurrent liabilities	766	1,083
Total liabilities	1,536,130	1,673,255
Commitments and Contingencies (Note 26)
Stockholders' Equity
Class A common stock; $0.0001 par value, 2,500,000,000 shares authorized; 303,426,175 and 302,582,007 issued and 303,249,521 and 302,405,353 outstanding as of August 31, 2023 and February 28, 2023, respectively	30	30
Class V common stock; $0.0001 par value; 42,747,890 shares authorized; 32,992,007 shares issued and outstanding as of August 31, 2023 and February 28, 2023	—	—
Series B-1 common stock; $0.0001 par value; 9,000,000 shares authorized; 94 shares issued and outstanding as of August 31 2023 and February 28, 2023	—	—
Series B-2 common stock; $0.0001 par value; 4,000,000 shares authorized; 3,372,184 shares issued and outstanding as of August 31, 2023 and February 28, 2023	—	—
Additional paid-in capital	3,388,570	3,378,633
Accumulated other comprehensive loss	(46,199)	(68,603)
Accumulated deficit	(1,163,946)	(803,679)
Treasury stock, at cost: 176,654 shares as of August 31, 2023 and February 28, 2023	(2,473)	(2,473)
Total E2open Parent Holdings, Inc. equity	2,175,982	2,503,908
Noncontrolling interest	183,766	223,012
Total stockholders' equity	2,359,748	2,726,920
Total liabilities and stockholders' equity	$3,895,878	$4,400,175

See notes to unaudited condensed consolidated financial statements.

E2open Parent Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
(In thousands, except per share amounts)	2023	2022	2023	2022
Revenue
Subscriptions	$134,734	$131,621	$269,637	$261,168
Professional services and other	23,754	29,055	48,971	59,889
Total revenue	158,488	160,676	318,608	321,057
Cost of Revenue
Subscriptions	36,780	36,302	73,324	69,436
Professional services and other	17,844	22,383	37,372	43,029
Amortization of acquired intangible assets	24,698	24,566	49,328	49,467
Total cost of revenue	79,322	83,251	160,024	161,932
Gross Profit	79,166	77,425	158,584	159,125
Operating Expenses
Research and development	24,945	25,587	50,811	48,149
Sales and marketing	21,551	22,745	41,109	46,900
General and administrative	38,550	23,355	64,675	43,701
Acquisition-related expenses	18	5,580	407	12,344
Amortization of acquired intangible assets	19,993	21,023	40,121	42,558
Goodwill impairment	—	514,816	410,041	514,816
Total operating expenses	105,057	613,106	607,164	708,468
Loss from operations	(25,891)	(535,681)	(448,580)	(549,343)
Other income (expense)
Interest and other expense, net	(25,517)	(18,049)	(51,243)	(33,462)
Gain from change in tax receivable agreement liability	7,927	8,062	5,467	6,392
Gain from change in fair value of warrant liability	1,489	15,159	16,169	20,614
Gain from change in fair value of contingent consideration	1,260	7,260	10,260	11,460
Total other (expense) income	(14,841)	12,432	(19,347)	5,004
Loss before income tax provision	(40,732)	(523,249)	(467,927)	(544,339)
Income tax benefit	2,103	113,664	68,414	122,133
Net loss	(38,629)	(409,585)	(399,513)	(422,206)
Less: Net loss attributable to noncontrolling interest	(3,757)	(40,897)	(39,246)	(42,162)
Net loss attributable to E2open Parent Holdings, Inc.	$(34,872)	$(368,688)	$(360,267)	$(380,044)

Weighted average common shares outstanding:
Basic	303,220	301,898	302,861	301,635
Diluted	303,220	301,898	302,861	301,635
Net loss attributable to E2open Parent Holdings, Inc. common shareholders per share:
Basic	$(0.12)	$(1.22)	$(1.19)	$(1.26)
Diluted	$(0.12)	$(1.22)	$(1.19)	$(1.26)

See notes to unaudited condensed consolidated financial statements.

E2open Parent Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
(In thousands)	2023	2022	2023	2022
Net loss	$(38,629)	$(409,585)	$(399,513)	$(422,206)
Other comprehensive income (loss), net:
Net foreign currency translation income (loss), net of tax of $27,654 as of August 31, 2022	12,397	(41,755)	18,932	(72,455)
Net deferred gains (losses) on foreign exchange forward contracts	259	(207)	733	(207)
Net deferred gains on interest rate collars	1,578	—	2,739	—
Total other comprehensive income (loss), net	14,234	(41,962)	22,404	(72,662)
Comprehensive loss	(24,395)	(451,547)	(377,109)	(494,868)
Less: Comprehensive loss attributable to noncontrolling interest	(2,359)	(45,076)	(37,045)	(49,418)
Comprehensive loss attributable to E2open Parent Holdings, Inc.	$(22,036)	$(406,471)	$(340,064)	$(445,450)

See notes to unaudited condensed consolidated financial statements.

E2open Parent Holdings, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

(In thousands)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total E2open Equity	Noncontrolling Interest	Total Equity
Balance, February 28, 2022	$31	$3,362,219	$(19,019)	$(154,976)	$(2,473)	$3,185,782	$298,389	$3,484,171
Share-based compensation	—	3,188	—	—	—	3,188	—	3,188
Conversion of Common Units to common stock	—	195	—	—	—	195	(195)	—
Vesting of restricted stock awards, net of shares withheld for taxes	—	(1,330)	—	—	—	(1,330)	—	(1,330)
Other comprehensive loss	—	—	(30,700)	—	—	(30,700)	—	(30,700)
Net loss	—	—	—	(11,356)	—	(11,356)	(1,265)	(12,621)
Balance, May 31, 2022	31	3,364,272	(49,719)	(166,332)	(2,473)	3,145,779	296,929	3,442,708
Share-based compensation	—	5,154	—	—	—	5,154	—	5,154
Conversion of Common Units to common stock	—	989	—	—	—	989	(2,386)	(1,397)
Vesting of restricted stock awards, net of shares withheld for taxes	—	76	—	—	—	76	—	76
Impact of Common Unit conversions on Tax Receivable Agreement, net of tax	—	(176)	—	—	—	(176)	—	(176)
Other comprehensive loss	—	—	(41,962)	—	—	(41,962)	—	(41,962)
Net loss	—	—	—	(368,688)	—	(368,688)	(40,897)	(409,585)
Balance, August 31, 2022	$31	$3,370,315	$(91,681)	$(535,020)	$(2,473)	$2,741,172	$253,646	$2,994,818

(In thousands)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Treasury Stock	Total E2open Equity	Noncontrolling Interest	Total Equity
Balance, February 28, 2023	$30	$3,378,633	$(68,603)	$(803,679)	$(2,473)	$2,503,908	$223,012	$2,726,920
Share-based compensation	—	4,441	—	—	—	4,441	—	4,441
Vesting of restricted stock awards, net of shares withheld for taxes	—	(1,830)	—	—	—	(1,830)	—	(1,830)
Other comprehensive income	—	—	8,170	—	—	8,170	—	8,170
Net loss	—	—	—	(325,395)	—	(325,395)	(35,489)	(360,884)
Balance, May 31, 2023	30	3,381,244	(60,433)	(1,129,074)	(2,473)	2,189,294	187,523	2,376,817
Share-based compensation	—	7,426	—	—	—	7,426	—	7,426
Vesting of restricted stock awards, net of shares withheld for taxes	—	(100)	—	—	—	(100)	—	(100)
Other comprehensive income	—	—	14,234	—	—	14,234	—	14,234
Net loss	—	—	—	(34,872)	—	(34,872)	(3,757)	(38,629)
Balance, August 31, 2023	$30	$3,388,570	$(46,199)	$(1,163,946)	$(2,473)	$2,175,982	$183,766	$2,359,748

See notes to unaudited condensed consolidated financial statements.

E2open Parent Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended August 31,
(In thousands)	2023	2022
Cash flows from operating activities
Net loss	$(399,513)	$(422,206)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	107,168	107,380
Amortization of deferred commissions	2,758	1,838
Provision for credit losses	1,294	266
Amortization of debt issuance costs	2,640	2,487
Amortization of operating lease right-of-use assets	3,890	3,960
Share-based compensation	11,887	8,342
Deferred income taxes	(72,721)	(133,632)
Right-of-use assets impairment charge	549	2,376
Goodwill impairment charge	410,041	514,816
Indefinite-lived intangible asset impairment charge	4,000	—
Gain from change in tax receivable agreement liability	(5,467)	(6,392)
Gain from change in fair value of warrant liability	(16,169)	(20,614)
Gain from change in fair value of contingent consideration	(10,260)	(11,460)
Gain on operating lease termination	(189)	—
(Gain) loss on disposal of property and equipment	(147)	162
Changes in operating assets and liabilities:
Accounts receivable	51,394	5,610
Prepaid expenses and other current assets	(3,338)	257
Other noncurrent assets	(4,172)	(2,493)
Accounts payable and accrued liabilities	(7,825)	(15,726)
Channel client deposits payable	11,451	(1,669)
Deferred revenue	(33,296)	(23,162)
Changes in other liabilities	(2,714)	(7,976)
Net cash provided by operating activities	51,261	2,164
Cash flows from investing activities
Payments for acquisitions - net of cash acquired	—	(124,168)
Capital expenditures	(16,057)	(31,557)
Minority investment in private firm	—	(3,000)
Net cash used in investing activities	(16,057)	(158,725)
Cash flows from financing activities
Proceeds from indebtedness	—	190,000
Repayments of indebtedness	(5,587)	(85,857)
Repayments of financing lease obligations	(2,243)	(2,213)
Repurchase of common units	—	(1,397)
Payments of debt issuance costs	—	(4,766)
Net cash (used in) provided by financing activities	(7,830)	95,767
Effect of exchange rate changes on cash and cash equivalents	2,885	1,700
Net increase (decrease) in cash, cash equivalents and restricted cash	30,259	(59,094)
Cash, cash equivalents and restricted cash at beginning of period	104,342	174,554
Cash, cash equivalents and restricted cash at end of period	$134,601	$115,460

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$111,840	$98,056
Restricted cash	22,761	17,404
Total cash, cash equivalents and restricted cash	$134,601	$115,460

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

Basis of Presentation

These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The unaudited operating results for interim periods reported are not necessarily indicative of the results for the entire fiscal year. For further information, refer to the consolidated financial statements and notes thereto included in our 2023 Form 10-K.

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

2. Accounting Standards

Recently Adopted Accounting Guidance

In March 2020, the Financial Accounting Standards Board (FASB) issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting to simplify the accounting for contract modifications made to replace LIBOR or other reference rates that are expected to be discontinued because of the reference rate reform. The guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criterion are met. On January 7, 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The amendments in ASU 2021-01 are elective and apply to our debt instruments that may be modified as a result of the reference rate reform. The optional expedients and exceptions can be applied to contract modifications made until December 31, 2024. We have transitioned our debt instruments from LIBOR to SOFR and our Tax Receivable Agreement liability from LIBOR plus 100 basis points to SOFR plus the applicable spread for the quarter. The change in interest rates on our debt and Tax Receivable Agreement liability will not have a material effect on our financial position or results of operations.

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

We incurred $4.1 million of expenses directly related to the Logistyx Acquisition through February 28, 2023 which are included in acquisition-related expenses in the Condensed Consolidated Statements of Operations. Included in these expenses were $1.6 million acquisition-related advisory fees which were incurred on March 2, 2022. At the closing of the Logistyx Acquisition, we paid $0.5 million in acquisition-related advisory fees and other expenses related to the Logistyx Acquisition on behalf of Logistyx, which were accounted for as part of the purchase price consideration.
4. Accounts Receivable

Accounts receivable, net consisted of the following:

($ in thousands)	August 31, 2023	February 28, 2023
Accounts receivable	$105,805	$153,618
Unbilled receivables	22,435	25,481
Less: Allowance for credit losses	(6,120)	(4,290)
Accounts receivable, net	$122,120	$174,809

Unbilled receivables represent revenue recognized for performance obligations that have been satisfied but for which amounts have not been billed, which we also refer to as contract assets.

Account balances are written off against the allowance for credit losses when we believe that it is probable that the receivable balance will not be recovered.

The allowance for credit losses was comprised of the following:

($ in thousands)	Amount
Balance, February 28, 2022	$(3,055)
Logistyx Acquisition	(267)
Additions	(2,185)
Write-offs	1,217
Balance, February 28, 2023	(4,290)
Additions	(2,979)
Write-offs	1,149
Balance, August 31, 2023	$(6,120)

5. Prepaid and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

($ in thousands)	August 31, 2023	February 28, 2023
Prepaid software and hardware license and maintenance fees	$10,110	$9,103
Income and other taxes receivable	5,362	4,618
Prepaid insurance	2,132	1,337
Deferred commissions	5,691	4,771
Prepaid marketing	1,457	1,037
Security deposits	2,331	2,377
Other prepaid expenses and other current assets	3,799	1,957
Total prepaid expenses and other current assets	$30,882	$25,200

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

During the first quarter of fiscal 2024 and the second quarter of fiscal 2023, the market price of our Class A Common Stock and market capitalization declined significantly. These declines resulted in us determining that triggering events occurred and interim goodwill impairment assessments were performed.

The fair value of E2open was calculated using an equally weighted combination of three different methods: discounted cash flow method, guideline public company method and guideline transaction method. The discounted cash flow method was based on the present value of estimated future cash flows which were based on management's estimates of projected net sales, net operating income margins and terminal growth rates, taking into consideration market and industry conditions. The discount rate used was based on the weighted-average cost of capital adjusted for the risk, size premium and business-specific characteristics related to projected cash flows. Under the guideline public company method, the fair value was based on our current and forward-looking earnings multiples using management's estimates of projected net sales and adjusted EBITDA margins with consideration of market premiums. The unobservable inputs used to measure the fair value included projected net sales, forecasted adjusted EBITDA margins, weighted average cost of capital, normalized working capital level, capital expenditures assumptions, profitability projections, determination of appropriate market comparison companies and terminal growth rates. Under the guideline transaction method, the fair value was based on pricing multiples derived from recently sold companies with similar characteristics to E2open taking into consideration management's estimate of projected net sales and net operating income margins.

The three approaches generated similar results and indicated that the fair value of E2open's equity and goodwill was less than its carrying amount for the interim assessments. Therefore, during the six months ended August 31, 2023 and 2022, we recognized a goodwill impairment charge of $410.0 million and $514.8 million, respectively. We recognized a goodwill impairment charge of $514.8 million during the three months ended August 31, 2022. We did not recognize a goodwill impairment charge during the three months ended August 31, 2023.

The following table presents the changes in goodwill:

($ in thousands)	Amount
Balance, February 28, 2022	$3,756,871
BluJay Acquisition adjustment (1)	(5,455)
Logistyx Acquisition (2)	123,746
Impairment charge	(901,566)
Disposition (3)	(1,306)
Currency translation adjustment	(44,483)
Balance, February 28, 2023	2,927,807
Impairment charge	(410,041)
Currency translation adjustment	14,405
Balance, August 31, 2023	$2,532,171

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

We did not record an indefinite-lived intangible asset impairment charge for the three and six months ended August 31, 2022.

Intangible assets, net consisted of the following:

	August 31, 2023
($ in thousands)	Weighted Average Useful Life	Cost	Accumulated Amortized	Net
Indefinite-lived:
Trademark / Trade name	Indefinite	$106,000	$—	$106,000
Definite-lived:
Client relationships	13.7	502,867	(156,780)	346,087
Technology	7.3	691,819	(220,569)	471,250
Content library	10.0	50,000	(12,872)	37,128
Trade name	1.0	4,005	(4,005)	—
Backlog	2.5	800	(480)	320
Total definite-lived		1,249,491	(394,706)	854,785
Total intangible assets		$1,355,491	$(394,706)	$960,785

	February 28, 2023
($ in thousands)	Weighted Average Useful Life	Cost	Accumulated Amortized	Net
Indefinite-lived:
Trademark / Trade name	Indefinite	$110,000	$—	$110,000
Definite-lived:
Client relationships	13.8	500,975	(118,520)	382,455
Technology	7.3	688,739	(170,178)	518,561
Content library	10.0	50,000	(10,372)	39,628
Trade name	1.0	3,843	(3,843)	—
Backlog	2.5	800	(320)	480
Total definite-lived		1,244,357	(303,233)	941,124
Total intangible assets		$1,354,357	$(303,233)	$1,051,124

The e2open trade name is indefinite-lived. Acquired trade names are definite-lived as over time we rebrand acquired products and services as e2open.

Amortization of intangible assets is recorded in cost of revenue and operating expenses in the Condensed Consolidated Statements of Operations. We recorded amortization expense related to intangible assets of $44.7 million and $45.6 million for the three months ended August 31, 2023 and 2022, respectively. We recorded amortization expense related to intangible assets of $89.4 million and $92.1 million for the six months ended August 31, 2023 and 2022, respectively.

8. Property and Equipment, Net

Property and equipment, net consisted of the following:

($ in thousands)	August 31, 2023	February 28, 2023
Computer equipment	$57,627	$52,296
Software	26,796	26,430
Software development costs	44,341	35,631
Furniture and fixtures	3,320	3,032
Leasehold improvements	9,243	9,203
Gross property and equipment	141,327	126,592
Less accumulated depreciation and amortization	(71,829)	(54,116)
Property and equipment, net	$69,498	$72,476

Computer equipment and software include assets held under financing leases. Amortization of assets held under financing leases is included in depreciation expense. See Note 24, Leases for additional information regarding our financing leases.

Depreciation expense was $9.2 million and $8.5 million for the three months ended August 31, 2023 and 2022, respectively. Depreciation expense was $17.7 million and $15.4 million for the six months ended August 31, 2023 and 2022, respectively.

We recognized $2.3 million and $1.4 million of amortized capitalized software development costs for the three months ended August 31, 2023 and 2022, respectively, and $4.2 million and $2.2 million for the six months ended August 31, 2023 and 2022, respectively.

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

10. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

($ in thousands)	August 31, 2023	February 28, 2023
Accrued compensation	$26,347	$40,365
Accrued severance and retention	705	937
Trade accounts payable	28,579	32,859
Accrued litigation	18,350	400
Accrued professional services	3,651	3,346
Restructuring liability	230	213
Interest payable	—	5,324
Client deposits	2,576	2,574
Other	10,450	11,473
Total accounts payable and accrued liabilities	$90,888	$97,491

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

Pursuant to ASC 805, Business Combinations, and relevant tax law, we have calculated the fair value of the Tax Receivable Agreement payments related to the transaction at the acquisition date and identified the timing of the utilization of the tax attributes. Under ASC 805, the Tax Receivable Agreement liability, as of the acquisition date, will be revalued at the end of each reporting period with the gain or loss as well as the associated interest reflected in the gain (loss) from change in tax receivable agreement liability in the Condensed Consolidated Statements of Operations in the period in which the event occurred. Interest accrued on the Tax Receivable Agreement liability at a rate of LIBOR plus 100 basis points through June 30, 2023. Beginning July 1, 2023, interest will accrue at SOFR plus the applicable spread for the quarter. In addition, under ASC 450, Contingencies, transactions with partnership unit holders after the acquisition date will result in additional Tax Receivable Agreement liabilities that are recorded on a gross undiscounted basis.

The Tax Receivable Agreement liability was $64.3 million and $69.7 million as of August 31, 2023 and February 28, 2023, respectively. The tax rate used in the calculation was 24.2% as of August 31, 2023 and February 28, 2023. The discount rate used for the ASC 805 calculation was 10.0% and 9.7% as of August 31, 2023 and February 28, 2023, respectively, based on the cost of debt plus an incremental premium. During the three months ended August 31, 2023 and 2022, a gain of $7.9 million and $8.1 million, respectively, was recorded as a change in the tax receivable agreement liability related to the ASC 805 discounted liability. During the six months ended August 31, 2023 and 2022, a gain of $5.5 million and a gain of $6.4 million, respectively, was recorded as a change in the tax receivable agreement liability related to the ASC 805 discounted liability. During the six months ended August 31, 2023 and 2022, the Tax Receivable Agreement liability under ASC 450 increased by a negligible amount and $0.2 million, respectively.

12. Notes Payable

Notes payable outstanding were as follows:

($ in thousands)	August 31, 2023	February 28, 2023
2021 Term Loan	$1,072,719	$1,078,200
Other notes payable	386	492
Total notes payable	1,073,105	1,078,692
Less unamortized debt issuance costs	(21,501)	(23,912)
Total notes payable, net	1,051,604	1,054,780
Less current portion	(11,119)	(11,144)
Notes payable, less current portion, net	$1,040,485	$1,043,636

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

Beginning July 1, 2023, the Eurocurrency Rate ceased to be applicable and was replaced by the SOFR Rate. The adjusted SOFR Rate shall be the SOFR Rate plus 0.11448% for a one-month interest rate loan, 0.26161% for a three-month interest rate loan and 0.42826% for a six-month interest rate loan. The Applicable Rate for SOFR Rate term loans shall range from 3.25% to 3.50% and revolving loans shall range from 2.50% to 3.00% based on the first lien leverage ratio. We can also borrow using a SONIA Rate. The Applicable Rate for SONIA Rate revolving loans shall range from 2.50% to 3.00%.

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

As of August 31, 2023 and February 28, 2023, there were $1,072.7 million and $1,078.2 million outstanding under the 2021 Term Loan, respectively, at an interest rate of 8.95% and 8.08%, respectively. The interest rates on the 2021 Term Loan were based on SOFR plus 350 basis points and LIBOR plus 350 basis points as of August 31, 2023 and February 28, 2023, respectively. There were no outstanding borrowings, no letters of credit and $155.0 million available borrowing capacity under the 2021 Revolving Credit Facility as of August 31, 2023 and February 28, 2023.

We were in compliance with the First Lien Leverage Ratio for the Credit Agreement as of August 31, 2023 and February 28, 2023.

Beginning in March 2023, we entered into zero-cost interest rate collars in the notional amount of $300.0 million to hedge our exposure to fluctuations in interest rates on the variable rate debt on a portion of our 2021 Term Loan. See Note 14, Financial Instruments for additional information.

13. Contingent Consideration

Business Combination

The contingent consideration liability is due to the issuance of Series B-2 common stock and Series 2 RCUs of E2open Holdings as part of the Business Combination. These shares and units were issued on a proportional basis to each holder of Class A shares in CCNB1 and Common Units of E2open Holdings. These restricted shares and Common Units are treated as a contingent consideration liability under ASC 805 and valued at fair market value. The contingent consideration liability was recorded at fair value on the acquisition date and will be remeasured at each reporting date and adjusted if necessary. Any gain or loss recognized from the remeasurement will be recorded in gain (loss) from the change in fair value of contingent consideration on the Condensed Consolidated Statements of Operations as a nonoperating income (expense) as the change in fair value is not part of our core operating activities.

The contingent consideration liability was $19.3 million and $29.5 million as of August 31, 2023 and February 28, 2023, respectively. The fair value remeasurements resulted in a gain of $1.3 million and $7.3 million for the three months ended August 31, 2023 and 2022, respectively. The fair value remeasurements resulted in a gain of $10.3 million and $11.5 million for the six months ended August 31, 2023 and 2022, respectively.

There were 3,372,184 shares of Series B-2 common stock outstanding as of August 31, 2023 and February 28, 2023. The Series B-2 common stock will automatically convert into Class A Common Stock on a one-to-one basis upon the occurrence of the first day on which the 20-day VWAP is equal to at least $15.00 per share; provided, however, that the reference to $15.00 per share shall be decreased by the aggregate per share amount of dividends actually paid in respect of a share of Class A Common Stock following the closing of the Business Combination. If any of the Series B-2 common stock do not vest on or before the 10-year anniversary of the Closing Date, such common stock will be canceled for no consideration.

There were 2,627,724 shares of Series 2 RCUs outstanding as of August 31, 2023 and February 28, 2023. Similar to the Series B-2 common stock, the Series 2 RCUs will vest (a) at such time as the 20-day VWAP of the Class A Common Stock is at least $15.00 per share; however, the $15.00 per share threshold will be decreased by the aggregate amount of dividends per share paid following the closing of the Business Combination; (b) upon the consummation of a qualifying change of control of us or the Sponsor and (c) upon the qualifying liquidation defined in the limited liability company agreement.

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

As of August 31, 2023, our foreign exchange forward contracts have durations of approximately 12 months or less.

Our exposure to the market gains or losses will vary over time as a function of currency exchange rates. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

The following table represents the Condensed Consolidated Balance Sheets location and estimated fair values of the foreign currency forward contracts:

($ in thousands)	August 31, 2023	February 28, 2023
Accounts payable and accrued liabilities	$(123)	$(659)
Other noncurrent liabilities	—	(197)

We estimate the $0.1 million, net of tax, of losses on forward exchange currency derivatives instruments included in other comprehensive loss will be settled and reclassified into earnings within the next twelve months.

We report our foreign exchange forward contract assets and liabilities on a net basis in the Condensed Consolidated Balance Sheets when a master-netting arrangement exists between us and the counterparty to the contract. A standard master netting agreement exists between us and the counterparty to the foreign exchange forward contract entered into in August 2022. The agreement allows for multiple transaction payment netting and none of the netting arrangements involve collateral. As of August 31, 2023, all of the foreign exchange forward contracts are in a liability position.

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

On March 17, 2023, we entered into a Collar, effective March 31, 2023, with a notional amount of $200.0 million and a maturity date of March 31, 2026. The executed cap was 4.75% and the floor was 2.57%. On March 24, 2023, an additional Collar was executed, effective April 6, 2023, with a notional amount of $100.0 million and a maturity date of March 31, 2026. The executed cap was 4.50% and the floor was 2.56%. For both Collars, the cap and floor interest rates are based on LIBOR through July 31, 2023 and SOFR beginning July 31, 2023 through the respective maturity dates. The structure of the Collars is such that we receive an incremental amount if the Collar index exceeds the cap rate. Conversely, we pay an incremental amount if the Collar index falls below the floor rate. No payments are required if the Collar index falls between the cap and floor rates.

The following table represents the Condensed Consolidated Balance Sheets location and estimated fair value of the Collars:

($ in thousands)	Notional	August 31, 2023
Prepaid expenses and other current assets	$200,000	$619
Other noncurrent assets	200,000	981
Prepaid expenses and other current assets	100,000	441
Other noncurrent assets	100,000	698

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

15. Fair Value Measurement

Our financial instruments include cash and cash equivalents; investments; accounts receivable, net; accounts payable; notes payable; and financing lease obligations. Accounts receivable, net; and accounts payable are stated at their carrying value, which approximates fair value, due to their short maturity. We measure our cash equivalents and investments at fair value, based on an exchange or exit price which represents the amount that would be received for an asset sale or an exit price, or paid to transfer a liability in an orderly transaction between knowledgeable and willing market participants. We estimate the fair value for notes payable and financing lease obligations by discounting the future cash flows of the related note and lease payments. As of August 31, 2023 and February 28, 2023, the fair value of the cash and cash equivalents, restricted cash, notes payable and financing lease obligations approximates their recorded values.

The following tables set forth details about our investments:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
August 31, 2023
Asset-backed securities	$162	$39	$—	$201

February 28, 2023
Asset-backed securities	$162	$35	$—	$197

Observable inputs are based on market data obtained from independent sources. Unobservable inputs reflect our assessment of the assumptions market participants would use to value certain financial instruments. This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

Our assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy are summarized as follows:

	August 31, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Asset-backed securities	$—	$201	$—	$201
Total investments	—	201	—	201
Other assets:
Interest rate collar agreements	$—	$2,739	$—	$2,739
Total other assets	—	2,739	—	2,739
Total assets	$—	$2,940	$—	$2,940

Liabilities:
Forward currency contracts	$—	$123	$—	$123
Cash-settled restricted stock units	40	—	—	40
Tax receivable agreement liability	—	—	47,687	47,687
Warrant liability	10,055	—	3,392	13,447
Contingent consideration	—	—	19,288	19,288
Total liabilities	$10,095	$123	$70,367	$80,585

	February 28, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Asset-backed securities	$—	$197	$—	$197
Total investments	—	197	—	197
Total assets	$—	$197	$—	$197

Liabilities:
Forward currency contracts	$—	$856	$—	$856
Cash-settled stock units	21	—	—	21
Tax receivable agreement liability	—	—	53,154	53,154
Warrant liability	16,920	—	12,696	29,616
Contingent consideration	—	—	29,548	29,548
Total liabilities	$16,941	$856	$95,398	$113,195

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

Contingent Consideration

The following table provides a reconciliation of the beginning and ending balances of the contingent consideration using significant unobservable inputs (Level 3):

($ in thousands)	August 31, 2023	February 28, 2023
Beginning of period	$29,548	$45,568
Gain from fair value of contingent consideration	(10,260)	(16,020)
End of period	$19,288	$29,548

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

Tax Receivable Agreement

Our tax receivable agreement liability is measured under both ASC 805 at fair value on a recurring basis using significant unobservable inputs (Level 3) and ASC 450 at book value. The following table provides a reconciliation of the portion of the tax receivable agreement liability measured at fair value under Level 3:

($ in thousands)	August 31, 2023	February 28, 2023
Beginning of period	$53,154	$50,268
(Gain) loss from fair value of tax receivable agreement liability	(5,467)	2,886
End of period	$47,687	$53,154

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

Warrants

Our warrant liability is measured at fair value on a recurring basis using active market quoted prices (Level 1) and significant unobservable inputs (Level 3). The following table provides a reconciliation of the warrant liability:

($ in thousands)	August 31, 2023	February 28, 2023
Beginning of period	$29,616	$67,139
Gain from fair value of warrant liability	(16,169)	(37,523)
End of period	$13,447	$29,616

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

There were no transfers of financial instruments between the levels of the fair value hierarchy during the three and six months ended August 31, 2023 and 2022.

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

Total Revenue by Geographic Locations

Revenue by geographic regions consisted of the following:

	Three Months Ended August 31,		Six Months Ended August 31,
($ in thousands)	2023	2022	2023 (1)	2022
Americas	$133,356	$135,797	$268,824	$270,632
Europe	20,019	18,985	39,274	38,929
Asia Pacific	5,113	5,894	10,510	11,496
Total revenue	$158,488	$160,676	$318,608	$321,057

(1)
The six months ended August 31, 2023 amounts have been adjusted to reflect a reclassification of $5.0 million from Asia Pacific to Europe for a misclassification in the three months ended May 31, 2023 amounts.

Revenues by geography are determined based on the region of our contracting entity, which may be different than the region of the client. Americas revenue attributed to the United States was 83% during the three and six months ended August 31, 2023 and 2022. No other country represented more than 10% of total revenue during these periods.

Remaining Performance Obligations

Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied. It includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods and does not include contracts where the client is not committed. The client is not considered committed when they are able to terminate for convenience without payment of a substantive penalty under the contract. Additionally, as a practical expedient of ASC 606, Revenue from Contracts with Customers, we have not disclosed the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. As of August 31, 2023 and February 28, 2023, approximately $755.8 million and $779.6 million of revenue was expected to be recognized from remaining performance obligations, respectively. These amounts are expected to be recognized within the next five years.

Contract Assets and Liabilities

Contract assets primarily represent revenues recognized for performance obligations that have been satisfied but for which amounts have not been billed. Contract assets were $22.4 million and $25.5 million as of August 31, 2023 and February 28, 2023, respectively. Contract liabilities consist of deferred revenue which includes billings in excess of revenue recognized related to subscription contracts and professional services. Deferred revenue is recognized as revenue when we perform under the contract. Deferred revenue was $173.0 million and $206.3 million as of August 31, 2023 and February 28, 2023, respectively. Revenue recognized during the three and six months ended August 31, 2023, included in deferred revenue on the Condensed Consolidated Balance Sheets as of February 28, 2023, was $46.6 million and $136.7 million, respectively.

Sales Commissions

With the adoption of ASC 606 and ASC 340-40, Contracts with Customers, in March 2019, we began deferring and amortizing sales commissions that are incremental and directly related to obtaining client contracts. Amortization expense of $1.4 million and $1.0 million was recorded in sales and marketing expenses in the Condensed Consolidated Statements of Operations for the three months ended August 31, 2023 and 2022, respectively. Amortization expense of $2.8 million and $1.8 million was recorded in sales and marketing expenses for the six months ended August 31, 2023 and 2022, respectively. Certain sales commissions that would have an amortization period of less than a year are expensed as incurred in sales and marketing expenses. As of August 31, 2023 and February 28, 2023, we had a total of $16.5 million and $16.0 million of capitalized sales commissions included in prepaid expenses and other current assets and other noncurrent assets in the Condensed Consolidated Balance Sheets, respectively.

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

	Three Months Ended August 31,		Six Months Ended August 31,
($ in thousands)	2023	2022	2023	2022
Severance	$(34)	$1,868	$359	$3,690
Lease exits	—	126	(38)	235
Total severance and exit costs	$(34)	$1,994	$321	$3,925

Included in accounts payable and accrued liabilities as of August 31, 2023 and February 28, 2023 was a restructuring liability balance, primarily consisting of lease related obligations, of $0.2 million, and a restructuring severance liability of $0.7 million and $0.9 million, respectively. We expect these amounts to be substantially paid within the next 12 months.

The following table reflects the changes in the severance and exit cost accruals:

($ in thousands)	August 31, 2023	February 28, 2023
Beginning of period	$1,150	$2,687
Payments	(2,055)	(6,225)
Impairment of right-of-use assets	—	(421)
Disposition (1)	—	(162)
Expenses	1,840	5,271
End of period	$935	$1,150

(1)
Represents the severance and retention accrual that was written off as part of the subsidiary disposition in February 2023.

Accrued severance includes activity related to the pre and post-acquisition related operational reviews (acquisition related severance) as well as various departmental cost cutting initiatives resulting in severance awards to specific individuals that are not under a specific Company program (non-acquisition related severance). The non-acquisition related severance payments are accrued in both accrued severance and accrued compensation. Total severance expense, including both acquisition and non-acquisition related severance payments, for the three months ended August 31, 2023 and 2022 was a $0.5 million and $2.8 million, respectively, and for the six months ended August 31, 2023 and 2022 was $3.5 million and $4.7 million, respectively.

18. Warrants

As of August 31, 2023 and February 28, 2023, there were an aggregate of 29,079,872 warrants outstanding. Each warrant entitles its holders to purchase one share of Class A Common Stock at an exercise price of $11.50 per share. The warrants expire five years after the Closing Date, or earlier upon redemption or liquidation. Once the warrants became exercisable, we have the option to redeem the outstanding warrants when various conditions are met, such as specific stock prices, as detailed in the specific warrant agreements. However, the 10,280,000 private placement warrants are nonredeemable so long as they are held by our Sponsor or its permitted transferees. The warrants are recorded as a liability in warrant liability on the Condensed Consolidated Balance Sheets with a balance of $13.4 million and $29.6 million as of August 31, 2023 and February 28, 2023, respectively. During the three months ended August 31, 2023 and 2022, a gain of $1.5 million and $15.2 million was recognized in gain (loss) from change in fair value of the warrant liability in the Condensed Consolidated Statements of Operations, respectively. During the six months ended August 31, 2023 and 2022, a gain of $16.2 million and $20.6 million was recognized in gain (loss) from change in fair value of the warrant liability, respectively.

19. Stockholders' Equity

Class A Common Stock

We are authorized to issue 2,500,000,000 Class A common stock with a par value of $0.0001 per share. Holders of our Class A Common Stock are entitled to one vote for each share. As of August 31, 2023 and February 28, 2023, there were 303,426,175 and 302,582,007 shares of Class A Common Stock issued, respectively, and 303,249,521 and 302,405,353 shares of Class A Common Stock outstanding, respectively.

Class V Common Stock

We are authorized to issue 42,747,890 Class V common stock with a par value of $0.0001 per share. These shares have no economic value but entitle the holder to one vote per share. As of August 31, 2023 and February 28, 2023, there were 32,992,007 shares of Class V Common Stock issued and outstanding and 9,755,883 shares of Class V Common Stock held in treasury.

The holders of Common Units participate in net income or loss allocations and distributions of E2open Holdings. They are also entitled to Class V Common Stock on a one-for-one basis to their Common Units which in essence allows each holder one vote per Common Unit.

The following table reflects the changes in our outstanding stock:

	Class A	Class V	Series B-1	Series B-2
Balance, February 28, 2023	302,405,353	32,992,007	94	3,372,184
Vesting of restricted awards, net of shares withheld for taxes (1)	844,168	—	—	—
Balance, August 31, 2023	303,249,521	32,992,007	94	3,372,184

(1)
The Class A Common Stock withheld for taxes revert back to the 2021 Incentive Plan, as defined below, and are used for future grants.

20. Noncontrolling Interest

Noncontrolling interest represents the portion of E2open Holdings that we control and consolidate but do not own. As of August 31, 2023 and February 28, 2023, the noncontrolling interest represents a 9.8% ownership in E2open Holdings. As part of the Business Combination, E2open Parent Holdings, Inc. became the owner of E2open Holdings along with the existing owners of E2open Holdings through Common Unit ownership. The existing owners of E2open Holdings are shown as noncontrolling interest on the Condensed Consolidated Balance Sheets and their portion of the net income (loss) of E2open Holdings is shown as net income (loss) attributable to noncontrolling interest on the Condensed Consolidated Statements of Operations.

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

During the three and six months ended August 31, 2023, there were no Common Units converted into Class A Common Stock.

During the three months ended August 31, 2022, 124,941 Common Units were converted into Class A Common Stock with a value of $1.0 million based off the 5-day VWAP. During the six months ended August 31, 2022, 149,941 Common Units were converted into Class A Common Stock with a value of $1.2 million based off the 5-day VWAP. A total of 218,891 Common Units were settled in cash of $1.4 million during the three and six months ended August 31, 2022. This activity resulted in a decrease to noncontrolling interests of $2.4 million and $2.6 million during the three and six months ended August 31, 2022, respectively.

As of August 31, 2023 and February 28, 2023, there were a total of 33.0 million Common Units held by participants of E2open Holdings.

We follow the guidance issued by the FASB regarding the classification and measurement of redeemable securities. Accordingly, we have determined that the Common Units meet the requirements to be classified as permanent equity.

21. Other Comprehensive Loss

Accumulated other comprehensive loss in the equity section of our Condensed Consolidated Balance Sheets includes:

($ in thousands)	Foreign Currency Translation Adjustment	Unrealized Holding (Losses) Gains on Foreign Exchange Forward Contracts	Unrealized Holding Gains on Interest Rate Collar Agreements	Total
Balance, February 28, 2023	$(67,747)	$(856)	$—	$(68,603)

Other comprehensive gain	18,932	733	2,739	22,404
Other comprehensive gain	18,932	733	2,739	22,404
Balance, August 31, 2023	$(48,815)	$(123)	$2,739	$(46,199)

There were no income taxes recorded to other comprehensive loss during the three or six months ended August 31, 2023.

The effect of amounts reclassified out of unrealized holding losses for foreign exchange forward contracts into net loss was as follows:

	Three Months Ended	Six Months Ended
($ in thousands)	August 31, 2023	August 31, 2023
Reclassifications:
Cost of revenue	$30	$91
Research and development	29	84
Sales and marketing	1	4
General and administrative	14	38
Total	$74	$217

The effect of amounts reclassified out of unrealized gains for interest rate collars as an offset to interest expense was as follows:

	Three Months Ended	Six Months Ended
($ in thousands)	August 31, 2023	August 31, 2023
Reclassifications:
$100 million notional interest rate collar	$(184)	$(255)
$200 million notional interest rate collar	(242)	(306)
Total	$(426)	$(561)

We did not reclass any items to the Condensed Consolidated Statements of Operations from accumulated other comprehensive loss during the three and six months ended August 31, 2022.

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

22. Earnings Per Share

Basic earnings per share is calculated as net loss divided by the average number of shares of common stock outstanding. Diluted earnings per share assumes, when dilutive, the issuance of the net incremental shares from options and restricted shares. The following is a reconciliation of the denominators of the basic and diluted per share computations for net loss:

	Three Months Ended August 31,		Six Months Ended August 31,
(in thousands, except per share data)	2023	2022	2023	2022
Net loss per share:
Numerator - basic:
Net loss per share:	$(38,629)	$(409,585)	$(399,513)	$(422,206)
Less: Net loss attributable to noncontrolling interests	(3,757)	(40,897)	(39,246)	(42,162)
Net loss attributable to E2open Parent Holdings, Inc. - basic	$(34,872)	$(368,688)	$(360,267)	$(380,044)

Numerator - diluted:
Net loss attributable to E2open Parent Holdings, Inc. - basic	$(34,872)	$(368,688)	$(360,267)	$(380,044)
Net loss attributable to E2open Parent Holdings, Inc. - diluted	$(34,872)	$(368,688)	$(360,267)	$(380,044)

Denominator - basic:
Weighted average shares outstanding - basic	303,220	301,898	302,861	301,635
Net loss per share - basic	$(0.12)	$(1.22)	$(1.19)	$(1.26)

Denominator - diluted:
Weighted average shares outstanding - basic	303,220	301,898	302,861	301,635
Weighted average shares outstanding - diluted	303,220	301,898	302,861	301,635
Diluted net loss per common share	$(0.12)	$(1.22)	$(1.19)	$(1.26)

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

The following table summarizes the weighted-average potential common shares excluded from diluted loss per common share as their effect would be anti-dilutive:

	Three Months Ended August 31,		Six Months Ended August 31,
	2023	2022	2023	2022
Shares related to Series B-1 common stock	94	94	94	94
Shares related to Series B-2 common stock	3,372,184	3,372,184	3,372,184	3,372,184
Shares related to restricted common units Series 2	2,627,724	2,627,724	2,627,724	2,627,724
Shares related to warrants	29,079,872	29,079,872	29,079,872	29,079,872
Shares related to Common Units	32,992,007	33,364,002	32,992,007	33,461,877
Shares related to performance-based options	1,815,643	4,833,446	1,501,688	3,562,837
Shares related to time-based options	1,189,476	—	1,232,030	—
Share related to performance-based restricted stock	4,237,141	2,267,887	4,204,993	2,038,782
Shares related to time-based restricted stock	7,765,620	3,262,797	9,037,028	2,454,587
Units/Shares excluded from the dilution computation	83,079,761	78,808,006	84,047,620	76,597,957

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

As of August 31, 2023, there were 1,501,688 unvested performance-based options and 1,232,030 unvested time-based options.

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

As of August 31, 2023, there were 4,204,993 performance-based RSUs and 9,037,028 time-based RSUs that were unvested and expected to vest.

During fiscal 2023 and 2024, our board of directors approved a company-wide share-based compensation program under our 2021 Incentive Plan where all eligible employees received annual stock awards as part of their annual compensation package. The fiscal 2023 grant was awarded on October 1, 2022 and the fiscal 2024 grant was awarded on July 1, 2023. Future awards under this program are at the discretion of the board of directors and are not guaranteed for any fiscal year.

For employees based in China, they are awarded cash-settled RSUs which will vest ratably over a three-year period. The cash-settled RSUs must be settled in cash and are accounted for as liability-type awards. The fair value of these cash-settled RSUs equals the value of our Class A Common Stock on the date of grant and is remeasured at the end of each reporting period at fair value. The change in fair value will be recorded in share-based compensation expense in the Condensed Consolidated Statements of Operations. The liability for the cash-settled RSUs was negligible as of August 31, 2023 and is included in accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets. As of August 31, 2023, there were 46,590 unvested cash-settled RSUs with a total intrinsic value of $0.2 million.

As of August 31, 2023, there were 9,592,387 shares of Class A Common Stock available for grant under the 2021 Incentive Plan.

See Note 28, Subsequent Events for information regarding accelerating vesting of awards and grants made after August 31, 2023.

As previously disclosed in our 2022 Form 10-K in Item 9B., Other Information, our former Chief Financial Officer entered into a Transition Agreement in which all of his outstanding stock awards accelerated vesting to August 31, 2022. Additionally, the exercise period for his options was extended from 90 days to one year with exercises permitted through August 31, 2023. All of the options expired unexercised as of August 31, 2023.

Activity under the 2021 Incentive Plan related to options was as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)
Balance, February 28, 2023	4,833	$8.42	8.5
Granted	1,232	4.65
Forfeited/Expired	(3,331)	8.00
Balance, August 31, 2023	2,734	$7.23	8.6

Vested and exercisable as of August 31, 2023	672	$9.56	7.7

	Number of Shares (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)
Balance, February 28, 2022	2,524	$9.83	9.0
Granted	3,275	7.76
Forfeited	(966)	9.85
Balance, August 31, 2022	4,833	$8.42	8.9

Vested and exercisable as of August 31, 2022	573	$9.82	5.4

As of August 31, 2023, there was $5.5 million of unrecognized compensation cost related to unvested options. The aggregate intrinsic value of outstanding stock option awards was $0.2 as of August 31, 2023. The aggregate intrinsic value of the vested and exercisable stock option awards was zero as of August 31, 2023 since our Class A Common Stock price was less than the exercise price of the stock option awards.

Activity under the 2021 Incentive Plan related to RSUs was as follows:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value Per Unit	Weighted Average Remaining Recognition Period (in years)
Balance, February 28, 2023	6,475	$8.44	2.4
Granted	9,729	5.84
Added by performance factor	39	9.02
Released	(1,256)	9.46
Canceled and forfeited	(1,745)	7.86
Balance, August 31, 2023	13,242	$6.48	2.4

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value Per Unit	Weighted Average Remaining Recognition Period (in years)
Balance, February 28, 2022	2,103	$12.47	2.7
Granted	3,925	8.06
Added by performance factor	300	12.87
Released	(665)	12.16
Canceled and forfeited	(408)	10.50
Balance, August 31, 2022	5,255	$9.32	2.7

As of August 31, 2023, there was $61.3 million of unrecognized compensation cost related to unvested RSUs. The aggregate intrinsic value of the RSUs was $64.0 million as of August 31, 2023 which is the outstanding RSUs valued at the closing price of our Class A Common Stock on August 31, 2023.

Activity under the 2021 Incentive Plan related to cash-settled RSUs was as follows:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (in years)
Balance, February 28, 2023	25	$6.07	2.6
Granted	24	5.60
Canceled and forfeited	(2)	6.07
Balance, August 31, 2023	47	$5.83	2.5

As of August 31, 2023, there was $0.2 million of unrecognized compensation cost related to unvested cash-settled RSUs. The aggregate intrinsic value of the cash-settled RSUs was $0.2 million as of August 31, 2023 which is the outstanding cash-settled RSUs valued at the closing price of our Class A Common Stock on August 31, 2023.

The estimated grant-date fair values of the options granted during the six months ended August 31, 2023 and 2022 were calculated using the Black-Scholes option-pricing valuation model, based on the following assumptions:

	Six Months Ended August 31,
	2023	2022
Expected term (in years)	6.00 - 6.25	6.25
Expected volatility	49.61% - 50.41%	44.17%
Risk-free interest rate	3.38% - 4.15%	2.91%
Expected dividend yield	0%	0%

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

The table below sets forth the functional classification in the Condensed Consolidated Statements of Operations of our equity-based compensation expense:

	Three Months Ended August 31,		Six Months Ended August 31,
($ in thousands)	2023	2022	2023	2022
Cost of revenue	$1,138	$90	$1,755	$311
Research and development	1,552	764	2,512	1,243
Sales and marketing	1,410	909	1,888	1,659
General and administrative	3,342	3,391	5,732	5,129
Total share-based compensation	$7,442	$5,154	$11,887	$8,342

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

Real Estate Leases

We lease our primary office spaces under non-cancelable operating leases with various expiration dates through June 2030. Many of our leases have an option to be extended from two to five years, and several of the leases give us the right to early cancellation with proper notification. Additionally, we have five subleases of our office leases as of August 31, 2023.

Several of the operating lease agreements require us to provide security deposits. As of August 31, 2023, and February 28, 2023, lease deposits were $4.8 million and $4.7 million, respectively. The deposits are generally refundable at the expiration of the lease, assuming all obligations under the lease agreement have been met. Deposits are included in prepaid and other current assets and other noncurrent assets in the Condensed Consolidated Balance Sheets.

During the three and six months ended August 31, 2023, we incurred $0.2 million and $0.5 million impairments on our operating lease ROU assets and leasehold improvements, respectively, due to vacating three locations with the intent to sublease them. During the second quarter of fiscal 2023, we incurred a $2.4 million impairment on our operating lease ROU assets and leasehold improvements due to vacating four locations with the intent to sublease them. The impairments were recorded in general and administrative expenses in the Condensed Consolidated Statements of Operations.

During the second quarter of fiscal 2023, we terminated an operating lease early with a lease expiration date of February 2026. We paid an early termination fee of $0.2 million and recognized a $0.2 million gain on the write-off of the remaining ROU asset and liability. An ROU impairment was taken on this lease during August 2022.

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

Balance Sheet Presentation

The following tables present the amounts and classifications of our estimated ROU assets, net and lease liabilities:

($ in thousands)	Balance Sheet Location	August 31, 2023	February 28, 2023
Operating lease right-of-use assets	Operating lease right-of-use assets	$18,748	$18,758
Finance lease right-of-use asset	Property and equipment, net	2,144	3,358
Total right-of-use assets		$20,892	$22,116

($ in thousands)	Balance Sheet Location	August 31, 2023	February 28, 2023
Operating lease liability - current	Current portion of operating lease obligations	$7,387	$7,622
Operating lease liability	Operating lease obligations	15,287	15,379
Finance lease liability - current	Current portion of finance lease obligations	625	2,582
Finance lease liability	Finance lease obligations	776	1,049
Total lease liabilities		$24,075	$26,632

Lease Cost and Cash Flows

The following table summarizes our total lease cost:

	Three Months Ended August 31,		Six Months Ended August 31,
($ in thousands)	2023	2022	2023	2022
Finance lease cost:
Amortization of right-of-use asset	$576	$567	$1,184	$1,178
Interest on lease liability	44	56	101	126
Finance lease cost	620	623	1,285	1,304
Operating lease cost:
Operating lease cost	1,868	1,894	3,730	3,266
Variable lease cost	766	1,204	1,851	3,300
Sublease income	(151)	(208)	(231)	(436)
Operating net lease cost	2,483	2,890	5,350	6,130
Total net lease cost	$3,103	$3,513	$6,635	$7,434

Short-term lease expense was immaterial for the three and six months ended August 31, 2023. There was no short-term lease expense for the three and six months ended August 31, 2022.

Supplemental cash flow information related to leases was as follows:

	Six Months Ended August 31,
($ in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$4,400	$5,067

The following table presents the weighted-average remaining lease terms and discount rates of our leases:

	Six Months Ended August 31,
	2023	2022
Weighted-average remaining lease term (in years):
Finance lease	2.20	0.90
Operating lease	3.62	4.08
Weighted-average discount rate:
Finance lease	6.73%	9.20%
Operating lease	6.48%	4.68%

Lease Liability Maturity Analysis

The following table reflects the undiscounted future cash flows utilized in the calculation of the lease liabilities as of August 31, 2023:

($ in thousands)	Operating Leases	Finance Leases
September 2023 - February 2024	$4,547	$392
2025	7,668	610
2026	5,315	508
2027	4,186	—
2028	2,564	—
Thereafter	1,264	—
Total	25,544	1,510
Less: Present value discount	(2,870)	(109)
Lease liabilities	$22,674	$1,401

25. Income Taxes

We calculate the provision for income taxes during interim periods by applying an estimate of the forecasted annual effective tax rate for the full fiscal year to ordinary income or loss (pretax income or loss excluding discrete items) for the reporting period. Our provision for income taxes was a benefit of $2.1 million, or 5.2%, for the three months ended August 31, 2023 compared to a benefit of $113.7 million, or 21.7%, for the three months ended August 31, 2022. Our provision for income taxes for the six months ended August 31, 2023 was a benefit of $68.4 million, or 14.6%, compared to a benefit of $122.1 million, or 22.4%, for the six months ended August 31, 2022.

The loss before income taxes of $40.7 million and $467.9 million resulted in a $2.1 million and $68.4 million income tax benefit for the three and six months ended August 31, 2023, respectively. During the three and six months ended August 31, 2022, the loss before income tax was $523.2 million and $544.3 million resulting in a $113.7 million and $122.1 million income tax benefit, respectively. $64.7 million of the income tax benefit, net of a valuation allowance of $24.6 million, for the three and six months ended August 31, 2023 primarily resulted from the discrete impact of the goodwill impairment taken in the first fiscal quarter of 2024. The remainder of the increase in the tax benefit was due to changes in the impact of book income and losses of affiliates on the carrying amount of our partnership investment and changes in the mark-to-market gains and losses on certain contingent liabilities offset by changes in book losses in certain jurisdictions for which no benefit can be recognized.

As of August 31, 2023 and February 28, 2023, total gross unrecognized tax benefits were $2.6 million. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of August 31, 2023 and February 28, 2023, the total amount of gross interest and penalties accrued was less than $0.1 million which is classified as other noncurrent liabilities in the Condensed Consolidated Balance Sheets.

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

26. Commitments and Contingencies

In 2014, Kewill Inc. (Kewill) (a predecessor of BluJay) entered into a software licensing and service contract with a customer that resulted in a dispute over Kewill’s performance under the agreement. In June 2020, prior to our acquisition of BluJay, the customer filed suit. BluJay and its external counsel considered the claims meritless and intended to file a counter claim for delinquent uncollected receivables. At the time of the BluJay Acquisition in September 2021, an allowance for credit losses was recorded against the uncollected receivables from this customer. No further accrual was established for this litigation at the time of the acquisition or in subsequent periods through the first quarter of fiscal 2024, as in our judgement, which was based on the advice of external legal counsel, the claims were without merit. Any loss beyond the uncollected receivables was considered remote and the maximum exposure was believed to be immaterial. In February 2022, consistent with the related contractual terms, the case moved to binding arbitration. Upon conclusion of the arbitration proceedings in August 2023, the arbitrator ruled against BluJay. On September 14, 2023, the parties agreed to a settlement for $17.8 million which resolved the matter and released us from all alleged claims. The settlement was paid on September 20, 2023.

The settlement is not an admission of liability or wrongdoing by us or our predecessors, nor does it validate the alleged claims.

We accrued $17.8 million for the settlement in the second quarter of fiscal 2024 as part of general and administrative expenses on the Condensed Consolidated Statement of Operations.

From time to time, we have exposure and are subject to contingencies that arise in the ordinary course of business for a variety of claims. We record an accrual for a contingency when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We do not currently believe the resolution of any other such contingencies will have a material adverse effect upon our Condensed Consolidated Balance Sheets, Statements of Operations or Statements of Cash Flows.

27. Supplemental Cash Flow Information

Supplemental cash flow information and non-cash investing and financing activities are as follows:

	Six Months Ended August 31,
(In thousands)	2023	2022
Supplemental cash flow information - Cash paid for:
Interest	$52,512	$23,241
Income taxes	4,234	2,584
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	994	4,521
Right-of-use assets obtained in exchange for operating lease obligations	4,239	2,762
Shares withheld for taxes on vesting of restricted stock	1,930	1,254
Conversion of Common Units to Class A Common Stock	—	1,185

28. Subsequent Events

On September 14, 2023, we entered into a settlement agreement with a customer related to a dispute over a software licensing and service contract entered into by Kewill (a predecessor of BluJay) in 2014. On September 20, 2023, we paid $17.8 million which resolves the matter and releases us from all alleged claims. The settlement is not an admission of liability or wrongdoing by us or our predecessors, nor does it validate the alleged claims (see Note 26, Commitments and Contingencies).

As previously announced, our Chief Operating Officer’s, Mr. Peter Hantman’s, last day of employment was September 27, 2023. In accordance with our executive severance plan, he will receive a severance payment of $0.9 million and a prorated bonus payment for fiscal 2024 to be paid in May 2024 or later when fiscal 2024 bonuses are paid to all employees. The $0.9 million severance payment will be paid in the third quarter of fiscal 2024. Additionally, as a result of his departure, his options, time-based RSUs and performance-based RSUs will be prorated as of December 31, 2023. The remaining unvested awards will be accelerated at 50%. This will result in 189,039 options and 187,325 time-based and performance-based RSUs vesting. The 2024 fiscal year performance-based RSUs will remain unvested until the performance metrics are determined in early fiscal 2025, at which point this award will accelerate and vest at 50%.

On October 10, 2023, our board of directors and Chief Executive Officer, Mr. Michael Farlekas, reached a mutual decision that the time is right for new leadership. Accordingly, our board of directors initiated an external search process to identify a new permanent Chief Executive Officer and has retained a leading executive search firm. Mr. Andrew Appel was named interim Chief Executive Officer and appointed to the board of directors, effective October 10, 2023.

In accordance with our executive plan, Mr. Farlekas will receive a severance payment of $1.3 million and a prorated bonus payment for fiscal 2024 to be paid in May 2024 or later when fiscal 2024 bonuses are paid to all employees. The $1.3 million severance payment will be paid in the third quarter of fiscal 2024. Additionally, as a result of his departure, his options, time-based RSUs and performance-based RSUs will be prorated as of October 11, 2023 resulting in 134,920 options and 147,606 time-based and performance-based RSUs vesting. The 2024 fiscal year performance based RSUs will remain unvested until the performance metrics are determined in early fiscal 2025, at which point this award will accelerate and vest at 25%.

Mr. Appel will receive a base salary of $0.5 million during his initial six-month term as interim Chief Executive Officer and then a monthly base salary thereafter. He will also receive an initial RSU grant valued at $685,000 under our 2021 Incentive Plan which will vest after six months of issuance. If Mr. Appel's term continues past the initial six-month period, he will receive an additional monthly RSU grant valued at $100,000 that will vest after one month of issuance.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This item contains a discussion of our business, including a general overview of our business, results of operations, liquidity and capital resources as well as quantitative and qualitative disclosures about market risk.

The following discussion should be read in conjunction with Part II, Item 7., Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2023 Form 10-K and the unaudited condensed financial statements and related notes beginning on page 5. This Item 2 contains "forward-looking" statements that involve risks and uncertainties. See Forward-Looking Statements at the beginning of this Quarterly Report.

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

Recent Events

In 2014, Kewill (a predecessor of BluJay) entered into a software licensing and service contract with a customer that resulted in a dispute over Kewill’s performance under the agreement. In June 2020, prior to our acquisition of BluJay, the customer filed suit. BluJay and its external counsel considered the claims meritless and intended to file a counter claim for delinquent uncollected receivables. At the time of the BluJay Acquisition in September 2021, an allowance for credit losses was recorded against the uncollected receivables from this customer. No further accrual was established for this litigation at the time of the acquisition or in subsequent periods through the first quarter of fiscal 2024, as in our judgement, which was based on the advice of external legal counsel, the claims were without merit. Any loss beyond the uncollected receivables was considered remote and the maximum exposure was believed to be immaterial. In February 2022, consistent with the related contractual terms, the case moved to binding arbitration. Upon conclusion of the arbitration proceedings in August 2023, the arbitrator ruled against BluJay. On September 14, 2023, the parties agreed to a settlement for $17.8 million which resolved the matter and released us from all alleged claims. The settlement was paid on September 20, 2023.

The settlement is not an admission of liability or wrongdoing by us or our predecessors, nor does it validate the alleged claims.

We accrued $17.8 million for the settlement in the second quarter of fiscal 2024 as part of general and administrative expenses on the Condensed Consolidated Statement of Operations.

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

Results of Operations

The following table is our Unaudited Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended August 31,		Six Months Ended August 31,
($ in thousands)	2023	2022	2023	2022
Revenue	$158,488	$160,676	$318,608	$321,057
Cost of revenue	(79,322)	(83,251)	(160,024)	(161,932)
Total gross profit	79,166	77,425	158,584	159,125

Operating Expenses
Research and development	24,945	25,587	50,811	48,149
Sales and marketing	21,551	22,745	41,109	46,900
General and administrative	38,550	23,355	64,675	43,701
Acquisition-related expenses	18	5,580	407	12,344
Amortization of acquired intangible assets	19,993	21,023	40,121	42,558
Goodwill impairment	—	514,816	410,041	514,816
Total operating expenses	105,057	613,106	607,164	708,468
Loss from operations	(25,891)	(535,681)	(448,580)	(549,343)
Interest and other expense, net	(25,517)	(18,049)	(51,243)	(33,462)
Gain from change in tax receivable agreement liability	7,927	8,062	5,467	6,392
Gain from change in fair value of warrant liability	1,489	15,159	16,169	20,614
Gain from change in fair value of contingent consideration	1,260	7,260	10,260	11,460
Total other (expense) income	(14,841)	12,432	(19,347)	5,004
Loss before income tax provision	(40,732)	(523,249)	(467,927)	(544,339)
Income tax benefit	2,103	113,664	68,414	122,133
Net loss	(38,629)	(409,585)	(399,513)	(422,206)
Less: Net loss attributable to noncontrolling interest	(3,757)	(40,897)	(39,246)	(42,162)
Net loss attributable to E2open Parent Holdings, Inc.	$(34,872)	$(368,688)	$(360,267)	$(380,044)
Net loss attributable to E2open Parent Holdings, Inc. Class A common stockholders per share:
Basic	$(0.12)	$(1.22)	$(1.19)	$(1.26)
Diluted	$(0.12)	$(1.22)	$(1.19)	$(1.26)
Weighted-average common shares outstanding:
Basic	303,220	301,898	302,861	301,635
Diluted	303,220	301,898	302,861	301,635

Three Months Ended August 31, 2023 compared to Three Months Ended August 31, 2022

Revenue

	Three Months Ended August 31,
($ in thousands)	2023	2022	$ Change	% Change
Revenue:
Subscriptions	$134,734	$131,621	$3,113	2%
Professional services and other	23,754	29,055	(5,301)	-18%
Total revenue	$158,488	$160,676	$(2,188)	-1%
Percentage of revenue:
Subscriptions	85%	82%
Professional services and other	15%	18%
Total	100%	100%

Subscriptions revenue was $134.7 million for the three months ended August 31, 2023, a $3.1 million, or 2%, increase compared to subscriptions revenue of $131.6 million for the three months ended August 31, 2022. The increase in subscriptions revenue was primarily due to new organic subscription sales predominantly driven by increases in products utilized across our current client portfolio. Our growth rate has slowed during fiscal 2024 due to lower than anticipated new bookings, higher than expected churn and macroeconomic impacts primarily in the technology, freight and transportation sectors.

Professional services and other revenue were $23.8 million for the three months ended August 31, 2023, a $5.3 million, or 18%, decrease compared to $29.1 million for the three months ended August 31, 2022. The decrease in professional services and other revenue was due to macroeconomic impacts primarily in the technology, freight and transportation sectors and lower than anticipated order volume.

Our subscriptions revenue as a percentage of total revenue increased to 85% for the second quarter of fiscal 2024 compared to 82% for the second quarter of fiscal 2023. This increase is a result of our continued focus on subscriptions revenue growth and a decline in professional services revenue. Our professional services and other revenue as a percentage of total revenue decreased to 15% for the second quarter of fiscal 2024 compared to 18% for the second quarter of fiscal 2023 as professional services and other revenue declined, and we shifted more focus to our subscriptions revenue.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended August 31,
($ in thousands)	2023	2022	$ Change	% Change
Cost of revenue:
Subscriptions	$36,780	$36,302	$478	1%
Professional services and other	17,844	22,383	(4,539)	-20%
Amortization of acquired intangible assets	24,698	24,566	132	1%
Total cost of revenue	$79,322	$83,251	$(3,929)	-5%

Gross profit:
Subscriptions	$73,257	$70,753	$2,504	4%
Professional services and other	5,909	6,672	(763)	-11%
Total gross profit	$79,166	$77,425	$1,741	2%

Gross margin:
Subscriptions	54%	54%
Professional services and other	25%	23%
Total gross margin	50%	48%

Cost of subscriptions was $36.8 million for the three months ended August 31, 2023, a $0.5 million, or 1%, increase compared to $36.3 million for the three months ended August 31, 2022. This increase was primarily driven by an increase in stock-based compensation expense partially offset by a decrease in software and hosting costs when compared to the prior year.

Cost of professional services and other revenue was $17.8 million for the three months ended August 31, 2023, a $4.5 million, or 20%, decrease compared to $22.4 million for the three months ended August 31, 2022. The decrease was mainly due to a $2.9 million lower spend for consulting services primarily related to our investment in strategic system integrator partnerships and $1.5 million in lower personnel costs when compared to the prior year.

Amortization of acquired intangible assets was $24.7 million for the three months ended August 31, 2023, a $0.1 million, or 1%, increase compared to $24.6 million for the three months ended August 31, 2022.

Our subscriptions gross margin was flat at 54% for the second quarter of fiscal 2024 and 2023.

Our professional services gross margin increased for the second quarter of fiscal 2024 to 25% compared to 23% in the second quarter of fiscal 2023 primarily driven by our lower costs of revenue in the second quarter of fiscal 2024.

Research and Development

	Three Months Ended August 31,
($ in thousands)	2023	2022	$ Change	% Change
Research and development	$24,945	$25,587	$(642)	-3%
Percentage of revenue	16%	16%

Research and development expenses were $24.9 million for the three months ended August 31, 2023, a $0.6 million, or 3%, decrease compared to $25.6 million in the prior year. The decrease was primarily due to a $1.5 million decrease in personnel costs partially offset by a $1.0 million increase in depreciation expenses as compared to the prior year period.

Sales and Marketing

	Three Months Ended August 31,
($ in thousands)	2023	2022	$ Change	% Change
Sales and marketing	$21,551	$22,745	$(1,194)	-5%
Percentage of revenue	14%	14%

Sales and marketing expenses were $21.6 million for the three months ended August 31, 2023, a $1.2 million, or 5%, decrease compared to $22.7 million in the prior year. The decrease was primarily driven by a $3.5 million decrease in marketing expenses due to the rebranding efforts in fiscal 2023. These savings were partially offset by $1.1 million of higher expense for allowance for credit losses in fiscal 2024 compared to fiscal 2023.

General and Administrative

	Three Months Ended August 31,
($ in thousands)	2023	2022	$ Change	% Change
General and administrative	$38,550	$23,355	$15,195	65%
Percentage of revenue	24%	15%

General and administrative expenses were $38.6 million for the three months ended August 31, 2023, a $15.2 million, or 65%, increase compared to $23.4 million in the prior year. This increase was mainly a result of the $17.8 million unfavorable arbitration ruling related to a 2014 contract between Kewill (a predecessor of BluJay) and a customer regarding Kewill's performance under the agreement as noted above. This increase was partially offset by $2.2 million in lower ROU asset impairments during the second quarter of fiscal 2024 as compared to the second quarter of fiscal 2023.

Other Operating Expenses

	Three Months Ended August 31,
($ in thousands)	2023	2022	$ Change	% Change
Acquisition and other related expenses	$18	$5,580	$(5,562)	-100%
Amortization of acquired intangible assets	19,993	21,023	(1,030)	-5%
Total other operating expenses	$20,011	$26,603	$(6,592)	-25%

Acquisition and other related expenses were negligible for the three months ended August 31, 2023, compared to $5.6 million for the three months ended August 31, 2022. The decrease was mainly related to legal and consulting expenses associated with the Logistyx Acquisition in fiscal 2023.

Amortization of acquired intangible assets was $20.0 million for the three months ended August 31, 2023, a $1.0 million, or 5%, decrease, compared to $21.0 million for the three months ended August 31, 2022. This was primarily due to the full amortization of the definite-lived trade name during fiscal 2023 along with higher intangible assets related to Logistyx in the first quarter of fiscal 2023 which were reduced as part of the purchase price adjustments in the second and third quarters of fiscal 2023.

Goodwill Impairment

During the second quarter of fiscal 2023, the market price of our Class A Common Stock and market capitalization declined significantly. This decline resulted in us determining that a triggering event occurred and an interim goodwill impairment assessment was performed. The result of the impairment assessment was the realization of a $514.8 million impairment charge. We did not have an impairment charge in the second quarter of fiscal 2024.

Interest and Other Expense, Net

	Three Months Ended August 31,
($ in thousands)	2023	2022	$ Change	% Change
Interest and other expense, net	$(25,517)	$(18,049)	$(7,468)	41%

Interest and other expense, net was $25.5 million for the three months ended August 31, 2023, a $7.5 million, or 41%, increase compared to $18.0 million in the prior year. The increase was driven by higher interest rates in fiscal 2024.

Gain from Change in Tax Receivable Agreement

	Three Months Ended August 31,
($ in thousands)	2023	2022	$ Change	% Change
Gain from change in tax receivable agreement liability	$7,927	$8,062	$(135)	-2%

During the three months ended August 31, 2023, we recorded a gain of $7.9 million related to the change in the fair value of the tax receivable agreement liability, including interest, compared to a gain of $8.1 million during the three months ended August 31, 2022. We have calculated the fair value of the tax receivable agreement payments and identified the timing of the utilization of the tax attributes. The tax receivable agreement liability, related to exchanges as of the Business Combination date, is revalued at the end of each reporting period with the gain or loss as well as the associated interest reflected in gain (loss) from change in tax receivable agreement liability in the Unaudited Condensed Consolidated Statements of Operations in the period in which the change occurred.

In addition, under ASC 450, transactions with partnership unit holders after the acquisition date will result in additional Tax Receivable Agreement liabilities that are recorded on a gross undiscounted basis. During the three months ended August 31, 2023 and 2022, the Tax Receivable Agreement applicable to this guidance increased by a negligible amount and $0.2 million, respectively.

Gain from Change in Fair Value of Warrant Liability

	Three Months Ended August 31,
($ in thousands)	2023	2022	$ Change	% Change
Gain from change in fair value of warrant liability	$1,489	$15,159	$(13,670)	-90%

We recorded a gain of $1.5 million during the three months ended August 31, 2023, a $13.7 million decrease compared to a gain of $15.2 million in the prior year for the change in fair value on the revaluation of our warrant liability associated with our warrants. We are required to revalue the warrants at the end of each reporting period and reflect in the Unaudited Condensed Consolidated Statements of Operations a gain or loss from the change in fair value of the warrant liability in the period in which the change occurred.

Gain from Change in Fair Value of Contingent Consideration

	Three Months Ended August 31,
($ in thousands)	2023	2022	$ Change	% Change
Gain from change in fair value of contingent consideration	$1,260	$7,260	$(6,000)	-83%

We recorded a gain of $1.3 million during the three months ended August 31, 2023, a $6.0 million decrease compared to a gain of $7.3 million in the prior year for the change in fair value on the revaluation of our contingent consideration associated with our restricted B-2 common stock and Series 2 RCUs. We are required to revalue the contingent consideration at the end of each reporting period or upon conversion and reflect in the Unaudited Condensed Consolidated Statements of Operations a gain or loss from the change in fair value of the contingent consideration in the period in which the change occurred.

Provision for Income Taxes

	Three Months Ended August 31,
($ in thousands)	2023	2022	$ Change	% Change
Loss before income taxes	$(40,732)	$(523,249)	$482,517	-92%
Income tax benefit	2,103	113,664	(111,561)	-98%

Loss before income taxes was $40.7 million for the three months ended August 31, 2023, a $482.5 million decrease compared to $523.2 million for the three months ended August 31, 2022. The decrease in the loss was primarily related to the $514.8 million impairment on goodwill in the second quarter of fiscal 2023 and a $5.6 million reduction in acquisition and other related expenses due to the Logistyx Acquisition in March 2022. These reductions were partially offset by a $13.7 million decrease in the gain associated with the change in the fair value of the warrant liability, $6.0 million decrease in the gain associated with the fair value adjustments for the contingent consideration liability related to the restricted Series B-2 common stock and Series 2 RCUs, $17.8 million expense for the unfavorable arbitration ruling and $7.5 million of higher interest expense when compared to the prior year.

Income tax benefit was $2.1 million, or 5.2%, for the three months ended August 31, 2023 compared to $113.7 million, or 21.7%, for the three months ended August 31, 2022. The change in our effective tax rate between periods was primarily due to increases in valuation allowances in jurisdictions within which certain deferred tax assets are not being benefited as well as changes in the impact of book income and losses of affiliates on the carrying amount of our partnership investment and changes in the mark-to-market gains and losses on certain contingent liabilities.

Six Months Ended August 31, 2023 compared to Six Months Ended August 31, 2022

Revenue

	Six Months Ended August 31,
($ in thousands)	2023	2022	$ Change	% Change
Revenue:
Subscriptions	$269,637	$261,168	$8,469	3%
Professional services and other	48,971	59,889	(10,918)	-18%
Total revenue	$318,608	$321,057	$(2,449)	-1%
Percentage of revenue:
Subscriptions	85%	81%
Professional services and other	15%	19%
Total	100%	100%

Subscriptions revenue was $269.6 million for the six months ended August 31, 2023, a $8.5 million, or 3%, increase compared to subscriptions revenue of $261.2 million for the six months ended August 31, 2022. The increase in subscriptions revenue was primarily due to new organic subscription sales predominantly driven by increases in products utilized across our current client portfolio. Our growth rate has slowed during fiscal 2024 due to lower than anticipated new bookings, higher than expected churn and macroeconomic impacts primarily in the technology, freight and transportation sectors.

Professional services and other revenue were $49.0 million for the six months ended August 31, 2023, a $10.9 million, or 18%, decrease compared to $59.9 million for the six months ended August 31, 2022. The decrease in professional services and other revenue was due to macroeconomic impacts primarily in the technology, freight and transportation sectors, a decline in perpetual license fees and lower than anticipated order volume.

Our subscriptions revenue as a percentage of total revenue increased to 85% for the first half of fiscal 2024 compared to 81% for the first half of fiscal 2023. This increase is a result of our continued focus on subscriptions revenue growth and a decline in professional services revenue. Our professional services and other revenue as a percentage of total revenue decreased to 15% for the first half of fiscal 2024 compared to 19% for the first half of fiscal 2023 as professional services and other revenue declined, and we shifted more focus to our subscriptions revenue.

Cost of Revenue, Gross Profit and Gross Margin

	Six Months Ended August 31,
($ in thousands)	2023	2022	$ Change	% Change
Cost of revenue:
Subscriptions	$73,324	$69,436	$3,888	6%
Professional services and other	37,372	43,029	(5,657)	-13%
Amortization of acquired intangible assets	49,328	49,467	(139)	0%
Total cost of revenue	$160,024	$161,932	$(1,908)	-1%

Gross profit:
Subscriptions	$146,985	$142,265	$4,720	3%
Professional services and other	11,599	16,860	(5,261)	-31%
Total gross profit	$158,584	$159,125	$(541)	0%

Gross margin:
Subscriptions	55%	54%
Professional services and other	24%	28%
Total gross margin	50%	50%

Cost of subscriptions was $73.3 million for the six months ended August 31, 2023, a $3.9 million, or 6%, increase compared to $69.4 million for the six months ended August 31, 2022. This increase was primarily driven by a $2.4 million increase in personnel costs including non-acquisition severance.

Cost of professional services and other revenue was $37.4 million for the six months ended August 31, 2023, a $5.7 million, or 13%, decrease compared to $43.0 million for the six months ended August 31, 2022. The decrease was mainly due to a $4.4 million lower spend for consulting services related to our investment in strategic system integrator partnerships and a $1.9 million decrease in personnel costs when compared to the prior year.

Amortization of acquired intangible assets was $49.3 million for the six months ended August 31, 2023, a $0.1 million decrease compared to $49.5 million for the six months ended August 31, 2022, driven primarily by the full amortization of the definite-lived trade name during fiscal 2023 along with higher intangible assets related to Logistyx in the first quarter of fiscal 2023 which were reduced as part of the purchase price adjustment in the second and third quarters of fiscal 2023.

Our subscriptions gross margin was 55% and 54% for the first half of fiscal 2024 and 2023, respectively.

Our professional services gross margin was down for the first half of fiscal 2024 at 24% compared to 28% in the first half of fiscal 2023 primarily driven by our lower revenue in the first half of fiscal 2024.

Research and Development

	Six Months Ended August 31,
($ in thousands)	2023	2022	$ Change	% Change
Research and development	$50,811	$48,149	$2,662	6%
Percentage of revenue	16%	15%

Research and development expenses were $50.8 million for the six months ended August 31, 2023, a $2.7 million, or 6%, increase compared to $48.1 million in the prior year. The increase was primarily due to a $1.3 million increase in stock-based compensation expense and $2.4 million increase in depreciation expense largely due to an increase in the amortization of capitalized software as compared to the prior year period. These expenses were partially offset by the reduced spend of $1.2 million for consulting services.

Sales and Marketing

	Six Months Ended August 31,
($ in thousands)	2023	2022	$ Change	% Change
Sales and marketing	$41,109	$46,900	$(5,791)	-12%
Percentage of revenue	13%	15%

Sales and marketing expenses were $41.1 million for the six months ended August 31, 2023, a $5.8 million, or 12%, decrease compared to $46.9 million in the prior year. The decrease was primarily driven by a $3.2 million decrease in personnel costs and $3.8 million decrease in marketing costs related to our rebranding efforts in fiscal 2023. These savings were partially offset by $1.1 million of higher expense for allowance for credit losses in fiscal 2024 compared to fiscal 2023.

General and Administrative

	Six Months Ended August 31,
($ in thousands)	2023	2022	$ Change	% Change
General and administrative	$64,675	$43,701	$20,974	48%
Percentage of revenue	20%	14%

General and administrative expenses were $64.7 million for the six months ended August 31, 2023, a $21.0 million, or 48%, increase compared to $43.7 million in the prior year. This increase was mainly a result of the accrual for the $17.8 million unfavorable arbitration ruling related to a 2014 contract between Kewill (a predecessor of BluJay) and a customer regarding Kewill's performance under the agreement as noted above. Additionally, there was a $4.0 million indefinite-lived intangible asset charge taken in the first quarter of fiscal 2024 as well as a $2.0 million increase in personnel costs as compared to the prior year period. These increases in expenses were partially offset by $1.8 million in lower ROU asset impairments in fiscal 2024 as compared to fiscal 2023.

Other Operating Expenses

	Six Months Ended August 31,
($ in thousands)	2023	2022	$ Change	% Change
Acquisition and other related expenses	$407	$12,344	$(11,937)	-97%
Amortization of acquired intangible assets	40,121	42,558	(2,437)	-6%
Total other operating expenses	$40,528	$54,902	$(14,374)	-26%

Acquisition and other related expenses were $0.4 million for the six months ended August 31, 2023, a $11.9 million decrease compared to $12.3 million for the six months ended August 31, 2022. The decrease was mainly related to legal and consulting expenses associated with the Logistyx Acquisition in fiscal 2023.

Amortization of acquired intangible assets was $40.1 million for the six months ended August 31, 2023, a $2.4 million, or 6%, decrease, compared to $42.6 million for the six months ended August 31, 2022. This was primarily due to the full amortization of the definite-lived trade name during fiscal 2023 along with higher intangible assets related to Logistyx in the first quarter of fiscal 2023 which were reduced as part of the purchase price adjustments in the second and third quarters of fiscal 2023.

Goodwill Impairment

	Six Months Ended August 31,
($ in thousands)	2023	2022	$ Change	% Change
Goodwill impairment	$410,041	$514,816	$(104,775)	-20%

As indicated above, the market price of our Class A Common Stock and market capitalization declined significantly during the first quarter of fiscal 2024 and second quarter of fiscal 2023. These declines resulted in us determining that triggering events occurred and interim goodwill impairment assessments were performed. The result of the impairment assessments was the realization of a $410.0 million impairment charge in fiscal 2024 and a $514.8 million impairment charge in fiscal 2023.

Interest and Other Expense, Net

	Six Months Ended August 31,
($ in thousands)	2023	2022	$ Change	% Change
Interest and other expense, net	$(51,243)	$(33,462)	$(17,781)	53%

Interest and other expense, net was $51.2 million for the six months ended August 31, 2023, a $17.8 million, or 53%, increase compared to $33.5 million in the prior year. The increase was driven by higher interest rates in fiscal 2024.

Gain from Change in Tax Receivable Agreement

	Six Months Ended August 31,
($ in thousands)	2023	2022	$ Change	% Change
Gain from change in tax receivable agreement liability	$5,467	$6,392	$(925)	-14%

During the six months ended August 31, 2023, we recorded a gain of $5.5 million related to the change in the fair value of the tax receivable agreement liability, including interest, compared to a gain of $6.4 million during the six months ended August 31, 2022. We have calculated the fair value of the tax receivable agreement payments and identified the timing of the utilization of the tax attributes. The tax receivable agreement liability, related to exchanges as of the Business Combination date, is revalued at the end of each reporting period with the gain or loss as well as the associated interest reflected in gain (loss) from change in tax receivable agreement liability in the Unaudited Condensed Consolidated Statements of Operations in the period in which the change occurred.

In addition, under ASC 450, transactions with partnership unit holders after the acquisition date will result in additional Tax Receivable Agreement liabilities that are recorded on a gross undiscounted basis. During the six months ended August 31, 2023 and 2022, the Tax Receivable Agreement applicable to this guidance increased by a negligible amount and $0.2 million, respectively.

Gain from Change in Fair Value of Warrant Liability

	Six Months Ended August 31,
($ in thousands)	2023	2022	$ Change	% Change
Gain from change in fair value of warrant liability	$16,169	$20,614	$(4,445)	-22%

We recorded a gain of $16.2 million during the six months ended August 31, 2023, a $4.4 million decrease compared to a gain of $20.6 million in the prior year for the change in fair value on the revaluation of our warrant liability associated with our warrants. We are required to revalue the warrants at the end of each reporting period and reflect in the Unaudited Condensed Consolidated Statements of Operations a gain or loss from the change in fair value of the warrant liability in the period in which the change occurred.

Gain from Change in Fair Value of Contingent Consideration

	Six Months Ended August 31,
($ in thousands)	2023	2022	$ Change	% Change
Gain from change in fair value of contingent consideration	$10,260	$11,460	$(1,200)	-10%

We recorded a gain of $10.3 million during the six months ended August 31, 2023, a $1.2 million decrease compared to a gain of $11.5 million in the prior year for the change in fair value on the revaluation of our contingent consideration associated with our restricted B-2 common stock and Series 2 RCUs. We are required to revalue the contingent consideration at the end of each reporting period or upon conversion and reflect in the Unaudited Condensed Consolidated Statements of Operations a gain or loss from the change in fair value of the contingent consideration in the period in which the change occurred.

Provision for Income Taxes

	Six Months Ended August 31,
($ in thousands)	2023	2022	$ Change	% Change
Loss before income taxes	$(467,927)	$(544,339)	$76,412	-14%
Income tax benefit	68,414	122,133	(53,719)	-44%

Loss before income taxes was $467.9 million for the six months ended August 31, 2023, a $76.4 million decrease compared to $544.3 million for the six months ended August 31, 2022. The decrease in the loss was primarily related to the $104.8 million lower impairment on goodwill in fiscal 2024 and a $11.9 million reduction in acquisition and other related expenses due to the Logistyx Acquisition in March 2022. These reductions were partially offset by a $4.4 million decrease in the gain associated with the change in the fair value of the warrant liability, $1.2 million decrease in the gain associated with the fair value adjustments for the contingent consideration liability related to the restricted Series B-2 common stock and Series 2 RCUs and $17.8 million of higher interest expense when compared to the prior year. Additionally, we recorded an $17.8 million expense for the unfavorable arbitration ruling related to the Kewill customer case in the second quarter of fiscal 2024 and there was a $4.0 million impairment on indefinite-lived intangible assets in the first quarter of fiscal 2024.

Income tax benefit was $68.4 million, or 14.6%, for the six months ended August 31, 2023 compared to $122.1 million, or 22.4%, for the six months ended August 31, 2022. $64.7 million of the income tax benefit, net of a valuation allowance of $24.6 million, for the six months ended August 31, 2023 primarily resulted from the discrete impact of the goodwill impairment taken in the first quarter of fiscal 2024. The remainder of the change in our effective tax rate between periods primarily relates to increases in valuation allowances in jurisdictions within which certain deferred tax assets are not being benefited as well as changes in the impact of book income and losses of affiliates on the carrying amount of our partnership investment and changes in the mark-to-market gains and losses on certain contingent liabilities.

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

We include these non-GAAP financial measures because they are used by management to evaluate our core operating performance and trends and to make strategic decisions regarding the allocation of capital and new investments. These non-GAAP measures exclude certain expenses that are required in accordance with U.S. GAAP because they are non-recurring (for example, in the case of transaction-related costs, litigation settlements, goodwill impairment charge, indefinite-lived intangible asset impairment charge and right-of-use assets impairment charge), non-cash (for example, in the case of depreciation, amortization, gain (loss) from change in the tax receivable agreement liability, (gain) loss from changes in the fair value of the warrant liability and contingent consideration and share-based compensation) or are not related to our underlying business performance (for example, in the case of interest income and expense). There are limitations to non-GAAP financial measures because they exclude charges and credits that are required to be included in the U.S. GAAP financial presentation. The items excluded from U.S. GAAP financial measures such as net income or loss to arrive at non-GAAP financial measures are significant components for understanding and assessing our financial performance. As a result, non-GAAP financial measures should be considered together with, and not alternatives to, financial measures prepared in accordance with U.S. GAAP.

The table below presents our Non-GAAP gross profit reconciled to our reported gross profit, the closest U.S. GAAP measure, for the periods indicated:

	Three Months Ended August 31,		Six Months Ended August 31,
($ in thousands)	2023	2022	2023	2022
Gross profit
Reported gross profit	$79,166	$77,425	$158,584	$159,125
Depreciation and amortization	28,800	28,638	57,421	57,059
Non-recurring/non-operating costs (1)	428	702	2,170	1,602
Share-based compensation (2)	1,138	90	1,763	320
Non-GAAP gross profit	$109,532	$106,855	$219,938	$218,106
Gross margin	50.0%	48.2%	49.8%	49.6%
Non-GAAP gross margin	69.1%	66.5%	69.0%	67.9%

(1)
Primarily includes other non-recurring expenses such as systems integrations and consulting and advisory fees.
(2)
Reflects non-cash, long-term share-based compensation expense.

The table below presents our Adjusted EBITDA reconciled to our net income (loss), the closest U.S. GAAP measure, for the periods indicated:

	Three Months Ended August 31,		Six Months Ended August 31,
($ in thousands)	2023	2022	2023	2022
Net loss	$(38,629)	$(409,585)	$(399,513)	$(422,206)
Adjustments:
Interest expense, net	24,669	17,320	48,948	32,902
Income tax benefit	(2,103)	(113,664)	(68,414)	(122,133)
Depreciation and amortization	53,849	54,083	107,168	107,380
EBITDA	37,786	(451,846)	(311,811)	(404,057)
EBITDA Margin	23.8%	-281.2%	-97.9%	-125.9%
Goodwill impairment charge (1)	—	514,816	410,041	514,816
Indefinite-lived intangible asset impairment charge (2)	—	—	4,000	—
Right-of-use assets impairment charge (3)	187	2,376	549	2,376
Acquisition-related adjustments (4)	18	5,580	407	12,344
Gain from change in tax receivable agreement liability (5)	(7,927)	(8,062)	(5,467)	(6,392)
Gain from change in fair value of warrant liability (6)	(1,489)	(15,159)	(16,169)	(20,614)
Gain from change in fair value of contingent consideration (7)	(1,260)	(7,260)	(10,260)	(11,460)
Non-recurring/non-operating costs (8)	3,600	2,748	8,926	4,374
Legal settlement (9)	17,750	—	17,750	—
Share-based compensation (10)	7,443	5,154	11,903	8,360
Adjusted EBITDA	$56,108	$48,347	$109,869	$99,747
Adjusted EBITDA Margin	35.4%	30.1%	34.5%	31.1%

(1)
Represents the goodwill impairment taken in the first quarter of fiscal 2024 and second quarter of fiscal 2023.
(2)
Represents the infinite-lived tradename / trade name impairment taken in the first quarter of fiscal 2024.
(3)
Represents the impairment of our operating lease ROU assets and leasehold improvements due to vacating certain facilities.
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
(8)
Primarily includes non-recurring expenses such as non-acquisition related severance, foreign currency transaction gains and losses, systems integrations and non-recurring consulting and advisory fees.
(9)
Represents the $17.8 million litigation settlement for the unfavorable arbitration ruling related to the Kewill customer case.
(10)
Reflects non-cash, long-term share-based compensation expense.

Three Months Ended August 31, 2023 compared to Three Months Ended August 31, 2022

Gross Profit

	Three Months Ended August 31,
($ in thousands)	2023	2022	$ Change	% Change
Gross profit	$79,166	$77,425	$1,741	2%
Gross margin	50.0%	48.2%

Gross profit was $79.2 million for the three months ended August 31, 2023, a $1.7 million, or 2%, increase compared to $77.4 million for three months ended August 31, 2022. Subscriptions gross profit was up 4%, more than offsetting the 11% reduction in gross profit from professional services and other. Gross margin was 50% for the second quarter of fiscal 2024 compared to 48% for the second quarter of fiscal 2023.

Non-GAAP Gross Profit

	Three Months Ended August 31,
($ in thousands)	2023	2022	$ Change	% Change
Non-GAAP gross profit	$109,532	$106,855	$2,677	3%
Non-GAAP gross margin	69.1%	66.5%

Non-GAAP gross profit was $109.5 million for the three months ended August 31, 2023, a $2.7 million, or 3%, increase compared to $106.9 million for the three months ended August 31, 2022. The increase in Non-GAAP gross profit was primarily due to an increase in subscriptions Non-GAAP gross profit, which more than offset a decrease in professional services and other Non-GAAP gross profit. The Non-GAAP gross margin increased in the second quarter of fiscal 2024 to 69% compared to 67% in the second quarter of fiscal 2023.

EBITDA

	Three Months Ended August 31,
($ in thousands)	2023	2022	$ Change	% Change
EBITDA	$37,786	$(451,846)	$489,632	nm
EBITDA margin	23.8%	-281.2%

EBITDA was $37.8 million for the three months ended August 31, 2023, a $489.6 million increase compared to a negative $451.8 million EBITDA for three months ended August 31, 2022. EBITDA margin was 24% for the second quarter of fiscal 2024 compared to negative 281% in the prior year. The increase in EBITDA and EBITDA margin was primarily related to the $514.8 million impairment on goodwill taken in fiscal 2023 and the $5.6 million decrease in acquisition related expenses between periods. These reductions in expenses were partially offset by the $17.8 million expense for the unfavorable arbitration ruling as well as the $13.7 million decrease in the gain for the fair value adjustment for the warrant liability and a $6.0 million decrease in the gain associated with the fair value adjustment for the contingent consideration liability related to the restricted Series B-2 common stock as compared to prior periods.

Adjusted EBITDA

	Three Months Ended August 31,
($ in thousands)	2023	2022	$ Change	% Change
Adjusted EBITDA	$56,108	$48,347	$7,761	16%
Adjusted EBITDA margin	35.4%	30.1%

Adjusted EBITDA was $56.1 million for the three months ended August 31, 2023, a $7.8 million, or 16%, increase compared to $48.3 million for the three months ended August 31, 2022. Adjusted EBITDA margin was 35% for the second quarter of fiscal 2024 compared to 30% for the second quarter of fiscal 2023. The increase in Adjusted EBITDA and Adjusted EBITDA margin was primarily a result higher Non-GAAP gross profit and lower operating expenses mainly comprised of $1.3 million in consulting services and $3.2 million in marketing expenses due to the rebranding efforts in fiscal 2023. These savings were partially offset by $1.1 million of higher expense for allowance for credit losses in sales and marketing expenses compared to prior periods.

Six Months Ended August 31, 2023 compared to Six Months Ended August 31, 2022

Gross Profit

	Six Months Ended August 31,
($ in thousands)	2023	2022	$ Change	% Change
Gross profit	$158,584	$159,125	$(541)	0%
Gross margin	49.8%	49.6%

s

Gross profit was $158.6 million for the six months ended August 31, 2023, a $0.5 million decrease compared to $159.1 million for six months ended August 31, 2022. Gross profit for subscriptions increased $4.7 million while gross profit for professional services and other decreased $5.3 million. This is a result of a decline in professional services and other revenue and growth in our subscriptions revenue. Gross margin was flat at 50% for the first half of fiscal 2024 and 2023.

Non-GAAP Gross Profit

	Six Months Ended August 31,
($ in thousands)	2023	2022	$ Change	% Change
Non-GAAP gross profit	$219,938	$218,106	$1,832	1%
Non-GAAP gross margin	69.0%	67.9%

Non-GAAP gross profit was $219.9 million for the six months ended August 31, 2023, a $1.8 million, or 1%, increase compared to $218.1 million for the six months ended August 31, 2022. The increase in Non-GAAP gross profit was driven by an increase in subscriptions Non-GAAP gross profit, partially offset by a decrease in professional services and other Non-GAAP gross profit. The Non-GAAP gross margin increased in the first half of fiscal 2024 to 69% compared to 68% in the first half of fiscal 2023.

EBITDA

	Six Months Ended August 31,
($ in thousands)	2023	2022	$ Change	% Change
EBITDA	$(311,811)	$(404,057)	$92,246	-23%
EBITDA margin	-97.9%	-125.9%

EBITDA was a negative $311.8 million for the six months ended August 31, 2023, a $92.2 million, or 23%, increase compared to a negative $404.1 million for six months ended August 31, 2022. EBITDA margin was negative 98% for the first half of fiscal 2024 compared to negative 126% in the prior year. The increase in EBITDA and EBITDA margin was primarily related to the $104.8 million lower impairment on goodwill and a decrease of $11.9 million of acquisition related expenses between periods. Partially offsetting these decreases in expenses was the $17.8 million expense for the unfavorable arbitration ruling related to the Kewill customer case and the $4.0 million impairment on indefinite-lived intangible assets in fiscal 2024. Additionally, there was a decrease in the gain of $4.4 million for the fair value adjustment for the warrant liability and a decrease in the gain of $1.2 million associated with the fair value adjustment for the contingent consideration liability related to the restricted Series B-2 common stock between periods.

Adjusted EBITDA

	Six Months Ended August 31,
($ in thousands)	2023	2022	$ Change	% Change
Adjusted EBITDA	$109,869	$99,747	$10,122	10%
Adjusted EBITDA margin	34.5%	31.1%

Adjusted EBITDA was $109.9 million for the six months ended August 31, 2023, a $10.1 million, or 10%, increase compared to $99.7 million for the six months ended August 31, 2022. Adjusted EBITDA margin was 35% for the first half of fiscal 2024 compared to 31% for the first half of fiscal 2023. The increase in Adjusted EBITDA and Adjusted EBITDA margin was primarily a result of higher Non-GAAP gross profit and a reduction in operating expenses comprised of $1.5 million in personnel costs, $2.5 million in spend for consulting expenses and $3.4 million in marketing expenses due to the rebranding efforts in fiscal 2023. These savings were partially offset by $1.1 million of higher expense for allowance for credit losses in sales and marketing expenses compared to prior periods.

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

We had $111.8 million in cash and cash equivalents and $155.0 million of unused borrowing capacity under our 2021 Revolving Credit Facility as of August 31, 2023. See Note 12, Notes Payable to the Notes to the Unaudited Condensed Consolidated Financial Statements. We believe our existing cash and cash equivalents, cash provided by operating activities and, if necessary, the borrowing capacity under our 2021 Revolving Credit Facility will be sufficient to meet our working capital, debt repayment and capital expenditure requirements for at least the next twelve months.

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

The 2021 Term Loan has a variable interest rate resulting in an interest rate of 8.95% and 8.08% as of August 31, 2023 and February 28, 2023, respectively, which was based on SOFR plus 350 basis points and LIBOR plus 350 basis points, respectively. As of August 31, 2023 and February 28, 2023, the 2021 Term Loan had a principal balance outstanding of $1,072.7 million and $1,078.2 million, respectively. There were no outstanding borrowings, no letters of credit and $155.0 million available borrowing capacity under the 2021 Revolving Credit Facility as of August 31, 2023 and February 28, 2023.

The average interest rate on our 2021 Term Loan was impacted by changes in market interest rates, which was attributed to the Federal Open Market Committee (FOMC) of the Federal Reserve repeatedly raising their target benchmark interest rate throughout fiscal 2023 and into fiscal 2024, resulting in subsequent prime rate increases of 300 basis points between September 2022 and August 2023. Based on our current outstanding 2021 Term Loan as of August 31, 2023, this increase would result in an additional $32.2 million of interest expense per year.

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

Cash Flows

The following table presents net cash from operating, investing and financing activities:

	Six Months Ended August 31,
($ in thousands)	2023	2022
Net cash provided by operating activities	$51,261	$2,164
Net cash used in investing activities	(16,057)	(158,725)
Net cash (used in) provided by financing activities	(7,830)	95,767
Effect of exchange rate changes on cash and cash equivalents	2,885	1,700
Net increase (decrease) in cash, cash equivalents and restricted cash	30,259	(59,094)
Cash, cash equivalents and restricted cash at beginning of period	104,342	174,554
Cash, cash equivalents and restricted cash at end of period	$134,601	$115,460

Six Months Ended August 31, 2023 compared to Six Months Ended August 31, 2022

As of August 31, 2023, our consolidated cash, cash equivalents and restricted cash was $134.6 million, a $30.3 million increase from our balance of $104.3 million as of February 28, 2023.

Net cash provided by operating activities for the six months ended August 31, 2023 was $51.3 million compared to $2.2 million for the six months ended August 31, 2022. The $49.1 million increase in cash was primarily driven by less cash used for consulting and acquisition-related expenses in fiscal 2024 and more cash provided from working capital items in fiscal 2024 from such items as the following:

•
increase in cash provided by accounts receivable;
•
increase in cash from channel client deposits; and
•
a decrease in the use of cash for accounts payable and accrued liabilities which includes items such as accrued compensation, accrued interest, trade accounts payable and litigation settlements.

Net cash used in investing activities was $16.1 million and $158.7 million for the six months ended August 31, 2023 and 2022, respectively. During the six months of fiscal 2024 and 2023, $16.1 million and $31.6 million were used for the acquisition of software and property related to our data centers, respectively. Additionally, during fiscal year 2023, net cash of $124.2 million was used for the Logistyx Acquisition and $3.0 million was used for a minority investment in a private firm during the first quarter of fiscal 2023.

Net cash used in financing activities for the six months ended August 31, 2023 was $7.8 million compared to net cash provided by financing activities of $95.8 million for six months ended August 31, 2022. The decrease in cash provided by financing activities was mainly due to the following:

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

The liability related to the Tax Receivable Agreement was $64.3 million and $69.7 million as of August 31, 2023 and February 28, 2023, respectively, assuming (1) a corporate tax rate of 24.2% as of August 31, 2023 and February 28, 2023, (2) no dispositions of corporate subsidiaries, (3) no material changes in tax law and (4) we do not elect an early termination of the Tax Receivable Agreement. However, due to the uncertainty of various factors, including: (a) the timing and value of future exchanges, (b) the amount and timing of our future taxable income, (c) changes in our tax rate, (d) no future dispositions of any corporate stock, (e) changes in the tax law and (f) changes in the discount rate, the likely tax savings we will realize and the resulting amounts we are likely to pay to the selling equity holders of E2open Holdings pursuant to the Tax Receivable Agreement are uncertain. Interest accrued on the portion of the Tax Receivable Agreement liability recorded under ASC 805 at a rate of LIBOR plus 100 basis points through June 30, 2023. Beginning July 1, 2023, interest will accrue at SOFR plus the applicable spread for the quarter. The portion of the Tax Receivable Agreement liability under ASC 450 is recorded on a gross undiscounted basis.

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

Warrant Liability

As of August 31, 2023 and February 28, 2023, there were an aggregate of 29,079,872 warrants outstanding. Each warrant entitles its holder to purchase one share of our Class A Common Stock at an exercise price of $11.50 per share. The warrants are recorded as a liability in warrant liability on the Condensed Consolidated Balance Sheets with a balance of $13.4 million and $29.6 million as of August 31, 2023 and February 28, 2023, respectively. During the three months ended August 31, 2023 and 2022, a gain of $1.5 million and $15.2 million was recognized in gain from change in fair value of the warrant liability in the Unaudited Condensed Consolidated Statements of Operations, respectively. During the six months ended August 31, 2023 and 2022, a gain of $16.2 million and $20.6 million was recognized in gain from change in fair value of the warrant liability, respectively.

Contingent Consideration

The contingent consideration liability was $19.3 million and $29.5 million as of August 31, 2023 and February 28, 2023, respectively. The fair value remeasurements resulted in a gain of $1.3 million and $7.3 million for the three months ended August 31, 2023 and 2022, respectively. The fair value remeasurements resulted in a gain of $10.3 million and $11.5 million for the six months ended August 31, 2023 and 2022, respectively. The contingent liability represents the Series B-2 common stock and Series 2 RCUs.

Leases

We account for leases in accordance with ASC 842, Leases, which requires lessees to recognize lease liabilities and ROU assets on the balance sheet for contracts that provide lessees with the right to control the use of identified assets for periods of greater than 12 months.

Our non-cancelable operating leases for our office spaces and vehicles have various expiration dates through June 2030. Under these leases, our undiscounted future cash flows utilized in the calculation of the lease liabilities as of August 31, 2023 were: $4.5 million for September 1, 2023 through February 29, 2024, $7.7 million for fiscal 2025, $5.3 million for fiscal 2026, $4.2 million for fiscal 2027, $2.6 million for fiscal 2028 and $1.3 million thereafter. These numbers include interest of $2.9 million.

Our non-cancelable financing lease arrangements relate to software and computer equipment and have various expiration dates through May 2027. We have the right to purchase the software and computer equipment anytime during the lease or upon lease completion. Under these leases, our undiscounted future cash flows utilized in the calculation of the lease liabilities as of August 31, 2023 were: $0.4 million for September 1, 2023 through February 29, 2024, $0.6 million for fiscal 2025 and $0.5 million for fiscal 2026. These numbers include interest of $0.1 million.

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

There have been no changes to our critical accounting policies and estimates during the three months ended August 31, 2023 from those previously disclosed in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Form 10-K.

Recent Accounting Pronouncements

Recently issued and adopted accounting pronouncements are described in Note 2, Accounting Standards to the Notes to the Unaudited Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the market risks during the three months ended August 31, 2023 from those previously disclosed in Part II, Item 7A., Quantitative and Qualitative Disclosures About Market Risk of our 2023 Form 10-K.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the quarter ended August 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We review our disclosure controls and procedures, which may include internal controls over financial reporting, on an ongoing basis. From time to time, management makes changes to enhance the effectiveness of these controls and ensure that they continue to meet the needs of our business over time.

PART II—Other Information

Item 1. Legal Proceedings.

In 2014, Kewill (a predecessor of BluJay) entered into a software licensing and service contract with a customer that resulted in a dispute over Kewill’s performance under the agreement. In June 2020, prior to our acquisition of BluJay, the customer filed suit. BluJay and its external counsel considered the claims meritless and intended to file a counter claim for delinquent uncollected receivables. At the time of the BluJay Acquisition in September 2021, an allowance for credit losses was recorded in purchase accounting against the uncollected receivables from this customer. No further accrual was established for this litigation at the time of the acquisition or in subsequent periods through the first quarter of fiscal 2024, as in our judgement, which was based on the advice of external legal counsel, the claims were without merit. Any loss beyond the uncollected receivables was not considered probable and the maximum exposure was believed to be immaterial. In February 2022, consistent with the related contractual terms, the case moved to binding arbitration. Upon conclusion of the arbitration proceedings in August 2023, the arbitrator ruled against BluJay. On September 14, 2023, the parties agreed to a settlement for $17.8 million which resolved the matter and released us from all alleged claims. The settlement was paid on September 20, 2023.

The settlement is not an admission of liability or wrongdoing by us or our predecessors, nor does it validate the alleged claims.

We accrued $17.8 million for the settlement in the second quarter of fiscal 2024 as part of general and administrative expenses on the Condensed Consolidated Statement of Operations.

From time to time, we have exposure and are subject to contingencies that arise in the ordinary course of business for a variety of claims. We record an accrual for a contingency when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We do not currently believe the resolution of any other such contingencies will have a material adverse effect upon our Unaudited Condensed Consolidated Balance Sheets, Statements of Operations or Statements of Cash Flows.

Item 1A. Risk Factors.

There have been no material changes in our risk factors during the three months ended August 31, 2023 from those previously disclosed in Part I, Item 1A., Risk Factors of our 2023 Form 10-K. You should carefully consider the risk factors discussed in our 2023 Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information

Because this Quarterly Report is being filed within four business days from the date of the reportable events, we have elected to make the following disclosures in this Quarterly Report instead of in a Current Report on Form 8-K.

As previously disclosed on July 5, 2023, we informed Mr. Peter Hantman that the role of Chief Operating Officer had been eliminated. In connection with such role elimination, Mr. Hantman agreed to stay employed with us to ensure an orderly transition of his various responsibilities to other members of our executive team. Mr. Hantman’s employment with us ended on September 27, 2023 (Separation Date).

In connection with such separation, we and Mr. Hantman entered into a Release and Non-Competition Agreement, dated as of October 3, 2023 (Separation Agreement). Pursuant to the Separation Agreement, in addition to certain other cooperation obligations, Mr. Hantman will remain available following the Separation Date to provide transition services to us and our affiliates until December 31, 2023 (Transition Period). During the Transition Period, Mr. Hantman will not receive any compensation or benefits for providing such transition services, other than the severance benefits and incentive equity treatment summarized below.

Subject to Mr. Hantman’s continued compliance with the provisions of the Separation Agreement, Mr. Hantman will receive the severance benefits set forth in Article III of the E2open Parent Holdings, Inc. Executive Severance Plan (Severance Plan), in accordance with the terms of the Severance Plan. A summary of the material terms of the Severance Plan is contained in our proxy statement for the 2023 annual meeting of stockholders (2023 Proxy Statement) under the heading Potential Payments Upon Termination or Change-in-Control, which was filed with the SEC on May 26, 2023.

In addition, subject to Mr. Hantman’s continued compliance with the provisions of the Separation Agreement, Mr. Hantman’s outstanding incentive equity awards will be treated as follows:

•
Any stock options, time-based RSUs and performance-based RSUs held by Mr. Hantman that are unvested as of the Separation Date will remain outstanding and eligible to vest during the Transition Period in accordance with the applicable award agreements.
•
As of the last day of the Transition Period (Vesting End Date), we will apply, to any options, time-based RSUs and performance-based RSUs held by Mr. Hantman that remain unvested as of the Vesting End Date, the applicable termination and acceleration provisions set forth in the applicable award agreements (provided, that solely for purposes of applying such provisions, Mr. Hantman’s date of termination of employment with us will be deemed to be the Vesting End Date).
•
After giving effect to the above, 50% of Mr. Hantman’s unvested options, time-based RSUs and performance-based RSUs will accelerate and vest as of the Vesting End Date, and the remaining 50% of his unvested options, time-based RSUs and performance-based RSUs will be immediately forfeited and cancelled for no consideration as of the Vesting End Date.

•
Notwithstanding the foregoing, the performance-based RSUs granted to Mr. Hantman on May 1, 2023 will remain outstanding and eligible to vest in accordance with the applicable award agreement, and the Compensation Committee of our board of directors will determine the level of achievement of performance with respect to such 2023 performance-based RSUs as soon as practicable following the end of the performance period. Effective as of such determination date, 50% of the 2023 performance-based RSUs that vest will accelerate and vest as of such date, and the remaining 50% of the 2023 performance-based RSUs that vest (and any 2023 performance-based RSUs that did not vest) will be immediately forfeited and cancelled for no consideration as of such determination date.
•
Notwithstanding the foregoing, in the event that a Change in Control (as defined in the Severance Plan) occurs during the Transition Period, Mr. Hantman will receive certain enhanced benefits of additional accelerated vesting contemplated by his existing award agreements and total cash severance applicable in the event of a Change in Control.

The Separation Agreement includes a customary release of claims by Mr. Hantman in favor of us and our affiliates, as well as other customary provisions relating to confidentiality and restrictive covenants.

The foregoing description of the Separation Agreement is qualified in its entirety by reference to the complete terms of the Separation Agreement which is filed as Exhibit 10.2 to this Quarterly Report. The description of the Severance Plan is qualified in its entirety by reference to the complete terms of the Executive Severance Plan, dated as of February 4, 2021, by and among E2open Parent Holdings, Inc. and the executive named therein, which was filed as Exhibit 10.15 to our Annual Report on Form 10-K filed on May 20, 2021.

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

3.3	Bylaws of the E2open Parent Holdings, Inc. (incorporated by reference to Exhibit 3.3 of E2open Parent Holdings, Inc.'s Form 8-K (File 001-39272) filed with the SEC on February 10, 2021).
10.1*†	Confidential Settlement Agreement and Mutual Release dated September 14, 2023
10.2*	Mr. Peter Hantman's Release and Non-Competition Agreement
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File

* Filed herewith.

† Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

E2open Parent Holdings, Inc.

Date: October 10, 2023	By:	/s/ Michael A. Farlekas
Michael A. Farlekas
Chief Executive Officer

Date: October 10, 2023	By:	/s/ Marje Armstrong
Marje Armstrong
Chief Financial Officer