Form 10-Q
period 2023-11-30
E2open Parent Holdings, Inc.
filed 2024-01-09
CIK 1800347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of January 5, 2024, E2open Parent Holdings, Inc. had 305,999,321 shares of Class A common stock outstanding.

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

As a result of a number of known and unknown risks and uncertainties, our results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

•
the effect of the volatile, negative or uncertain macro-economic and political conditions, inflation, fluctuations in foreign currency exchange rates and the potential effects of these factors on our business, our slowing growth rate, results of operations and financial condition as well as our clients' businesses and levels of business activity;
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
•
the slowing of our growth rate due to lower than anticipated new bookings and higher than expected churn;
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

PART I—Financial Information

Item 1. Financial Statements.

E2open Parent Holdings, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)	November 30, 2023	February 28, 2023
	(Unaudited)
Assets
Cash and cash equivalents	$110,279	$93,032
Restricted cash	19,659	11,310
Accounts receivable, net	127,330	174,809
Prepaid expenses and other current assets	30,483	25,200
Total current assets	287,751	304,351
Goodwill	1,846,263	2,927,807
Intangible assets, net	886,315	1,051,124
Property and equipment, net	70,024	72,476
Operating lease right-of-use assets	21,580	18,758
Other noncurrent assets	28,559	25,659
Total assets	$3,140,492	$4,400,175
Liabilities and Stockholders' Equity
Accounts payable and accrued liabilities	$83,196	$97,491
Channel client deposits payable	19,659	11,310
Deferred revenue	176,253	203,824
Current portion of notes payable	11,122	11,144
Current portion of operating lease obligations	7,317	7,622
Current portion of financing lease obligations	1,120	2,582
Income taxes payable	1,721	2,190
Total current liabilities	300,388	336,163
Long-term deferred revenue	2,833	2,507
Operating lease obligations	17,959	15,379
Financing lease obligations	3,188	1,049
Notes payable	1,038,908	1,043,636
Tax receivable agreement liability	59,663	69,745
Warrant liability	10,830	29,616
Contingent consideration	14,188	29,548
Deferred taxes	66,038	144,529
Other noncurrent liabilities	721	1,083
Total liabilities	1,514,716	1,673,255
Commitments and Contingencies (Note 26)
Stockholders' Equity
Class A common stock; $0.0001 par value, 2,500,000,000 shares authorized; 304,564,709 and 302,582,007 issued and 304,388,055 and 302,405,353 outstanding as of November 30, 2023 and February 28, 2023, respectively	30	30
Class V common stock; $0.0001 par value; 42,747,890 shares authorized; 32,722,920 and 32,992,007 shares issued and outstanding as of November 30, 2023 and February 28, 2023	—	—
Series B-1 common stock; $0.0001 par value; 9,000,000 shares authorized; 94 shares issued and outstanding as of November 30 2023 and February 28, 2023	—	—
Series B-2 common stock; $0.0001 par value; 4,000,000 shares authorized; 3,372,184 shares issued and outstanding as of November 30, 2023 and February 28, 2023	—	—
Additional paid-in capital	3,395,158	3,378,633
Accumulated other comprehensive loss	(45,892)	(68,603)
Accumulated deficit	(1,831,502)	(803,679)
Treasury stock, at cost: 176,654 shares as of November 30, 2023 and February 28, 2023	(2,473)	(2,473)
Total E2open Parent Holdings, Inc. equity	1,515,321	2,503,908
Noncontrolling interest	110,455	223,012
Total stockholders' equity	1,625,776	2,726,920
Total liabilities and stockholders' equity	$3,140,492	$4,400,175

See notes to unaudited condensed consolidated financial statements.

E2open Parent Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
(In thousands, except per share amounts)	2023	2022	2023	2022
Revenue
Subscriptions	$132,800	$134,884	$402,437	$396,052
Professional services and other	24,697	30,009	73,668	89,898
Total revenue	157,497	164,893	476,105	485,950
Cost of Revenue
Subscriptions	36,689	35,931	110,013	105,367
Professional services and other	17,642	20,417	55,014	63,446
Amortization of acquired intangible assets	24,590	24,402	73,918	73,869
Total cost of revenue	78,921	80,750	238,945	242,682
Gross Profit	78,576	84,143	237,160	243,268
Operating Expenses
Research and development	24,937	24,939	75,748	73,088
Sales and marketing	22,583	20,448	63,692	67,348
General and administrative	24,739	23,073	85,414	66,774
Acquisition-related expenses	9	1,969	416	14,313
Amortization of acquired intangible assets	20,014	19,965	60,135	62,523
Goodwill impairment	687,700	—	1,097,741	514,816
Intangible asset impairment	30,000	—	34,000	—
Total operating expenses	809,982	90,394	1,417,146	798,862
Loss from operations	(731,406)	(6,251)	(1,179,986)	(555,594)
Other income (expense)
Interest and other expense, net	(24,643)	(21,270)	(75,886)	(54,732)
Gain from change in tax receivable agreement liability	2,888	2,697	8,355	9,089
Gain from change in fair value of warrant liability	2,617	16,150	18,786	36,764
Gain from change in fair value of contingent consideration	5,100	6,300	15,360	17,760
Total other (expense) income	(14,038)	3,877	(33,385)	8,881
Loss before income tax provision	(745,444)	(2,374)	(1,213,371)	(546,713)
Income tax benefit	5,413	7,877	73,827	130,010
Net (loss) income	(740,031)	5,503	(1,139,544)	(416,703)
Less: Net (loss) income attributable to noncontrolling interest	(72,475)	698	(111,721)	(41,464)
Net (loss) income attributable to E2open Parent Holdings, Inc.	$(667,556)	$4,805	$(1,027,823)	$(375,239)

Weighted average common shares outstanding:
Basic	303,848	302,201	303,188	301,822
Diluted	303,848	302,359	303,188	301,822
Net (loss) income attributable to E2open Parent Holdings, Inc. common shareholders per share:
Basic	$(2.20)	$0.02	$(3.39)	$(1.24)
Diluted	$(2.20)	$0.02	$(3.39)	$(1.24)

See notes to unaudited condensed consolidated financial statements.

E2open Parent Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
(In thousands)	2023	2022	2023	2022
Net (loss) income	$(740,031)	$5,503	$(1,139,544)	$(416,703)
Other comprehensive income (loss), net:
Net foreign currency translation income (loss), net of tax of ($5,395) and $10,275 as of November 30, 2022	1,339	14,369	20,271	(58,086)
Net deferred (losses) gains on foreign exchange forward contracts	(4)	(420)	729	(627)
Net deferred (losses) gains on interest rate collars	(1,028)	—	1,711	—
Total other comprehensive income (loss), net	307	13,949	22,711	(58,713)
Comprehensive (loss) income	(739,724)	19,452	(1,116,833)	(475,416)
Less: Comprehensive (loss) income attributable to noncontrolling interest	(72,449)	2,112	(109,494)	(47,306)
Comprehensive (loss) income attributable to E2open Parent Holdings, Inc.	$(667,275)	$17,340	$(1,007,339)	$(428,110)

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

E2open Parent Holdings, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(Continued)

(Unaudited)

(In thousands)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Treasury Stock	Total E2open Equity	Noncontrolling Interest	Total Equity
Balance, February 28, 2023	$30	$3,378,633	$(68,603)	$(803,679)	$(2,473)	$2,503,908	$223,012	$2,726,920
Share-based compensation	—	4,441	—	—	—	4,441	—	4,441
Vesting of restricted stock awards, net of shares withheld for taxes	—	(1,830)	—	—	—	(1,830)	—	(1,830)
Other comprehensive income	—	—	8,170	—	—	8,170	—	8,170
Net loss	—	—	—	(325,395)	—	(325,395)	(35,489)	(360,884)
Balance, May 31, 2023	30	3,381,244	(60,433)	(1,129,074)	(2,473)	2,189,294	187,523	2,376,817
Share-based compensation	—	7,426	—	—	—	7,426	—	7,426
Vesting of restricted stock awards, net of shares withheld for taxes	—	(100)	—	—	—	(100)	—	(100)
Other comprehensive income	—	—	14,234	—	—	14,234	—	14,234
Net loss	—	—	—	(34,872)	—	(34,872)	(3,757)	(38,629)
Balance, August 31, 2023	30	3,388,570	(46,199)	(1,163,946)	(2,473)	2,175,982	183,766	2,359,748
Share-based compensation	—	6,845	—	—	—	6,845	—	6,845
Conversion of Common Units to common stock	—	836	—	—	—	836	(836)	—
Vesting of restricted stock awards, net of shares withheld for taxes	—	(1,129)	—	—	—	(1,129)	—	(1,129)
Impact of Common Unit conversions on Tax Receivable Agreement, net of tax	—	36	—	—	—	36	—	36
Other comprehensive income	—	—	307	—	—	307	—	307
Net loss	—	—	—	(667,556)	—	(667,556)	(72,475)	(740,031)
Balance, November 30, 2023	$30	$3,395,158	$(45,892)	$(1,831,502)	$(2,473)	$1,515,321	$110,455	$1,625,776

See notes to unaudited condensed consolidated financial statements.

E2open Parent Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended November 30,
(In thousands)	2023	2022
Cash flows from operating activities
Net loss	$(1,139,544)	$(416,703)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	160,758	159,831
Amortization of deferred commissions	4,452	2,878
Provision for credit losses	2,657	315
Amortization of debt issuance costs	3,961	3,783
Amortization of operating lease right-of-use assets	5,454	5,813
Share-based compensation	18,728	13,139
Deferred income taxes	(79,791)	(143,012)
Right-of-use assets impairment charge	619	4,137
Goodwill impairment charge	1,097,741	514,816
Indefinite-lived intangible asset impairment charge	34,000	—
Gain from change in tax receivable agreement liability	(8,355)	(9,089)
Gain from change in fair value of warrant liability	(18,786)	(36,764)
Gain from change in fair value of contingent consideration	(15,360)	(17,760)
Gain on operating lease termination	(187)	—
(Gain) loss on disposal of property and equipment	(16)	537
Changes in operating assets and liabilities:
Accounts receivable	44,822	10,876
Prepaid expenses and other current assets	(3,972)	4,311
Other noncurrent assets	(7,351)	(4,094)
Accounts payable and accrued liabilities	(16,712)	(12,946)
Channel client deposits payable	8,349	(5,943)
Deferred revenue	(27,244)	(26,899)
Changes in other liabilities	(7,568)	(4,075)
Net cash provided by operating activities	56,655	43,151
Cash flows from investing activities
Payments for acquisitions - net of cash acquired	—	(179,243)
Capital expenditures	(22,301)	(40,473)
Minority investment in private firm	—	(3,000)
Net cash used in investing activities	(22,301)	(222,716)
Cash flows from financing activities
Proceeds from indebtedness	—	215,000
Repayments of indebtedness	(8,366)	(103,174)
Repayments of financing lease obligations	(2,432)	(2,312)
Repurchase of common units	—	(1,397)
Payments of debt issuance costs	—	(4,766)
Net cash (used in) provided by financing activities	(10,798)	103,351
Effect of exchange rate changes on cash and cash equivalents	2,040	478
Net increase (decrease) in cash, cash equivalents and restricted cash	25,596	(75,736)
Cash, cash equivalents and restricted cash at beginning of period	104,342	174,554
Cash, cash equivalents and restricted cash at end of period	$129,938	$98,818

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$110,279	$85,688
Restricted cash	19,659	13,130
Total cash, cash equivalents and restricted cash	$129,938	$98,818

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

We are headquartered in Austin, Texas. We are a leading connected supply chain software platform that enables the largest companies to transform the way they make, move and sell goods and services. With the broadest cloud-native global platform purpose-built for the modern supply chains, we connect manufacturing, logistics, channel and distributing partners as one multi-enterprise network. Our SaaS platform anticipates disruptions and opportunities to help companies improve efficiency, reduce waste and operate sustainably.

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

2. Accounting Standards

Recently Adopted Accounting Guidance

In March 2020, the Financial Accounting Standards Board (FASB) issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting to simplify the accounting for contract modifications made to replace LIBOR or other reference rates that are expected to be discontinued because of the reference rate reform. The guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criterion are met. On January 7, 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The amendments in ASU 2021-01 are elective and apply to our debt instruments that may be modified as a result of the reference rate reform. The optional expedients and exceptions can be applied to contract modifications made until December 31, 2024. We have transitioned our debt instruments from LIBOR to SOFR and our Tax Receivable Agreement liability from LIBOR plus 100 basis points to SOFR plus the applicable spread for the quarter. The change in interest rates on our debt and Tax Receivable Agreement liability did not have a material effect on our financial position or results of operations.

Recent Accounting Guidance Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements of ASU 2023-07 are required for entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods for our fiscal years beginning after December 15, 2024, and should be applied on a retrospective basis to all periods presented. Early adoption is permitted. We are currently evaluating the effect of adopting ASU 2023-07 on our disclosures.

In December 2023, the FASB issued 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures to enhance income tax information primarily through changes in the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. We are currently evaluating the impact of this standard on our consolidated statements and related disclosures.

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

4. Accounts Receivable

Accounts receivable, net consisted of the following:

($ in thousands)	November 30, 2023	February 28, 2023
Accounts receivable	$110,510	$153,618
Unbilled receivables	23,138	25,481
Less: Allowance for credit losses	(6,318)	(4,290)
Accounts receivable, net	$127,330	$174,809

Unbilled receivables represent revenue recognized for performance obligations that have been satisfied but for which amounts have not been billed, which we also refer to as contract assets.

Account balances are written off against the allowance for credit losses when we believe that it is probable that the receivable balance will not be recovered.

The allowance for credit losses was comprised of the following:

($ in thousands)	Amount
Balance, February 28, 2022	$(3,055)
Logistyx Acquisition	(267)
Additions	(2,185)
Write-offs	1,217
Balance, February 28, 2023	(4,290)
Additions	(4,276)
Write-offs	2,248
Balance, November 30, 2023	$(6,318)

5. Prepaid and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

($ in thousands)	November 30, 2023	February 28, 2023
Prepaid software and hardware license and maintenance fees	$9,576	$9,103
Income and other taxes receivable	4,647	4,618
Prepaid insurance	1,800	1,337
Deferred commissions	6,498	4,771
Prepaid marketing	1,022	1,037
Security deposits	1,109	2,377
Other prepaid expenses and other current assets	5,831	1,957
Total prepaid expenses and other current assets	$30,483	$25,200

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

During the first quarter of fiscal 2024, third quarter of fiscal 2024 and the second quarter of fiscal 2023, the market price of our Class A Common Stock and market capitalization declined significantly. These declines resulted in us determining that triggering events occurred and interim goodwill impairment assessments were performed.

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

During the first and third quarters of fiscal 2024, we lowered our projections for net sales and net operating margins due to lower than anticipated new bookings, lower variable delivery fees, higher than expected churn and macroeconomic impacts primarily in the technology, freight and transportation sectors.

The three approaches generated similar results and indicated that the fair value of E2open's equity and goodwill was less than its carrying amount for the interim assessments. Therefore, during the three months ended November 30, 2023, we recognized a goodwill impairment charge of $687.7 million. We did not recognize a goodwill impairment charge during the three months ended November 30, 2022. We recognized a goodwill impairment charge of $1,097.7 million and $514.8 million during the nine months ended November 30, 2023 and 2022, respectively.

The following table presents the changes in goodwill:

($ in thousands)	Amount
Balance, February 28, 2022	$3,756,871
BluJay Acquisition adjustment (1)	(5,455)
Logistyx Acquisition (2)	123,746
Impairment charge	(901,566)
Disposition (3)	(1,306)
Currency translation adjustment	(44,483)
Balance, February 28, 2023	2,927,807
Impairment charge	(1,097,741)
Currency translation adjustment	16,197
Balance, November 30, 2023	$1,846,263

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

During the first and third quarters of fiscal 2024, the market price of our Class A Common Stock and market capitalization declined significantly. This decline resulted in us determining that a triggering event occurred and an interim indefinite-lived intangible asset impairment assessment was performed.

During the first and third quarters of fiscal 2024, we lowered our projections for net sales and net operating margins due to lower than anticipated new bookings, lower variable delivery fees, higher than expected churn and macroeconomic impacts primarily in the technology, freight and transportation sectors.

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

The interim assessment indicated that the fair value of E2open's indefinite-lived intangible asset was less than its carrying amount; therefore, in the three and nine months ended November 30, 2023, we recognized an impairment charge of $30.0 million and $34.0 million to intangible assets, net, respectively, for the indefinite-lived trademark / trade name.

We did not record an indefinite-lived intangible asset impairment charge for the three and nine months ended November 30, 2022.

Intangible assets, net consisted of the following:

	November 30, 2023
($ in thousands)	Weighted Average Useful Life	Cost	Accumulated Amortization	Net
Indefinite-lived:
Trademark / Trade name	Indefinite	$76,000	$—	$76,000
Definite-lived:
Client relationships	13.7	503,157	(175,617)	327,540
Technology	7.3	692,142	(245,485)	446,657
Content library	10.0	50,000	(14,122)	35,878
Trade name	1.0	3,993	(3,993)	—
Backlog	2.5	800	(560)	240
Total definite-lived		1,250,092	(439,777)	810,315
Total intangible assets		$1,326,092	$(439,777)	$886,315

	February 28, 2023
($ in thousands)	Weighted Average Useful Life	Cost	Accumulated Amortization	Net
Indefinite-lived:
Trademark / Trade name	Indefinite	$110,000	$—	$110,000
Definite-lived:
Client relationships	13.8	500,975	(118,520)	382,455
Technology	7.3	688,739	(170,178)	518,561
Content library	10.0	50,000	(10,372)	39,628
Trade name	1.0	3,843	(3,843)	—
Backlog	2.5	800	(320)	480
Total definite-lived		1,244,357	(303,233)	941,124
Total intangible assets		$1,354,357	$(303,233)	$1,051,124

The e2open trade name is indefinite-lived. Acquired trade names are definite-lived as over time we rebrand acquired products and services as e2open.

Amortization of intangible assets is recorded in cost of revenue and operating expenses in the Condensed Consolidated Statements of Operations. We recorded amortization expense related to intangible assets of $44.6 million and $44.4 million for the three months ended November 30, 2023 and 2022, respectively. We recorded amortization expense related to intangible assets of $134.1 million and $136.4 million for the nine months ended November 30, 2023 and 2022, respectively.

Future amortization of intangible assets is as follows as of November 30, 2023:

($ in thousands)	Amount
December 2023 - February 2024	$44,857
2025	148,332
2026	117,238
2027	117,238
2028	92,306
Thereafter	290,344
Total future amortization	$810,315

8. Property and Equipment, Net

Property and equipment, net consisted of the following:

($ in thousands)	November 30, 2023	February 28, 2023
Computer equipment	$61,961	$52,296
Software	27,054	26,430
Software development costs	49,236	35,631
Furniture and fixtures	3,262	3,032
Leasehold improvements	9,313	9,203
Gross property and equipment	150,826	126,592
Less accumulated depreciation and amortization	(80,802)	(54,116)
Property and equipment, net	$70,024	$72,476

Computer equipment and software include assets held under financing leases. Amortization of assets held under financing leases is included in depreciation expense. See Note 24, Leases for additional information regarding our financing leases.

Depreciation expense was $9.0 million and $8.1 million for the three months ended November 30, 2023 and 2022, respectively. Depreciation expense was $26.7 million and $23.4 million for the nine months ended November 30, 2023 and 2022, respectively.

We recognized $2.4 million and $1.4 million of amortized capitalized software development costs for the three months ended November 30, 2023 and 2022, respectively, and $6.7 million and $3.6 million for the nine months ended November 30, 2023 and 2022, respectively.

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

10. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

($ in thousands)	November 30, 2023	February 28, 2023
Accrued compensation	$31,589	$40,365
Accrued severance and retention	1,071	937
Trade accounts payable	29,719	32,859
Accrued litigation	1,690	400
Accrued professional services	3,897	3,346
Restructuring liability	146	213
Interest payable	—	5,324
Client deposits	2,630	2,574
Tax receivable agreement liability	1,691	—
Other	10,763	11,473
Total accounts payable and accrued liabilities	$83,196	$97,491

11. Tax Receivable Agreement

E2open Holdings entered into a Tax Receivable Agreement with certain selling equity holders of E2open Holdings that requires us to pay 85% of the tax savings that are realized because of increases in the tax basis in E2open Holdings' assets. This increase is either from the sale or exchange of the Common Units for shares of Class A Common Stock and cash, as well as from tax benefits attributable to payments under the Tax Receivable Agreement. We will retain the benefit of the remaining 15% of these cash savings. The Tax Receivable Agreement will continue until all such tax benefits have been utilized or expire unless E2open Holdings exercises its right to terminate the Tax Receivable Agreement for an amount representing the present value of anticipated future tax benefits under the Tax Receivable Agreement or certain other accelerated events occur.

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

Pursuant to ASC 805, Business Combinations, and relevant tax law, we calculated the fair value of the Tax Receivable Agreement payments related to the transaction at the acquisition date and identified the timing of the utilization of the tax attributes. Under ASC 805, the Tax Receivable Agreement liability, as of the acquisition date, is revalued at the end of each reporting period with the gain or loss as well as the associated interest reflected in the gain (loss) from change in tax receivable agreement liability in the Condensed Consolidated Statements of Operations in the period in which the event occurred. Interest accrued on the Tax Receivable Agreement liability at a rate of LIBOR plus 100 basis points through June 30, 2023. As of July 1, 2023, interest accrues at SOFR plus the applicable spread for the quarter. In addition, under ASC 450, Contingencies, transactions with partnership unit holders after the acquisition date result in additional Tax Receivable Agreement liabilities that are recorded on a gross undiscounted basis. These transactions, such as a conversion of Common Units to Class A Common Stock, result in a change in the Tax Receivable Agreement liability and a charge to equity.

The Tax Receivable Agreement liability was $61.4 million and $69.7 million as of November 30, 2023 and February 28, 2023, respectively, which represents the current and long-term portion of the liability. The determination of current and long-term is based on management's estimate of taxable income for the fiscal year and the determination that a Tax Receivable Agreement payment is due and payable within the next twelve months. To the extent the estimate differs from actual results, a reclass may be required for portions of the Tax Receivable Agreement liability between current and long-term.

The tax rate used in the calculation was 24.2% as of November 30, 2023 and February 28, 2023. The discount rate used for the ASC 805 calculation was 10.0% and 9.7% as of November 30, 2023 and February 28, 2023, respectively, based on the cost of debt plus an incremental premium. During the three months ended November 30, 2023 and 2022, a gain of $2.9 million and $2.7 million, respectively, was recorded as a change in the tax receivable agreement liability related to the ASC 805 discounted liability. During the nine months ended November 30, 2023 and 2022, a gain of $8.4 million and a gain of $9.1 million, respectively, was recorded as a change in the tax receivable agreement liability related to the ASC 805 discounted liability. During the nine months ended November 30, 2023 and 2022, the Tax Receivable Agreement liability under ASC 450 increased by a negligible amount and $0.7 million, respectively, related to exchanges of Common Units for Class A Common Stock with a corresponding charge to equity. No payments have been made to any Tax Receivable Agreement holders of E2open Holdings as of November 30, 2023.

12. Notes Payable

Notes payable outstanding were as follows:

($ in thousands)	November 30, 2023	February 28, 2023
2021 Term Loan	$1,069,978	$1,078,200
Other notes payable	347	492
Total notes payable	1,070,325	1,078,692
Less unamortized debt issuance costs	(20,295)	(23,912)
Total notes payable, net	1,050,030	1,054,780
Less current portion	(11,122)	(11,144)
Notes payable, less current portion, net	$1,038,908	$1,043,636

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

As of November 30, 2023 and February 28, 2023, there were $1,070.0 million and $1,078.2 million outstanding under the 2021 Term Loan, respectively, at an interest rate of 8.96% and 8.08%, respectively. The interest rates on the 2021 Term Loan were based on SOFR plus 350 basis points and LIBOR plus 350 basis points as of November 30, 2023 and February 28, 2023, respectively. There were no outstanding borrowings, no letters of credit and $155.0 million available borrowing capacity under the 2021 Revolving Credit Facility as of November 30, 2023 and February 28, 2023.

We were in compliance with the First Lien Leverage Ratio for the Credit Agreement as of November 30, 2023 and February 28, 2023.

Beginning in March 2023, we entered into zero-cost interest rate collars in the notional amount of $300.0 million to hedge our exposure to fluctuations in interest rates on the variable rate debt on a portion of our 2021 Term Loan. See Note 14, Financial Instruments for additional information.

13. Contingent Consideration

Business Combination

The contingent consideration liability is due to the issuance of Series B-2 common stock and Series 2 RCUs of E2open Holdings as part of the Business Combination. These shares and units were issued on a proportional basis to each holder of Class A shares in CCNB1 and Common Units of E2open Holdings. These restricted shares and Common Units are treated as a contingent consideration liability under ASC 805 and valued at fair market value. The contingent consideration liability was recorded at fair value on the acquisition date and is remeasured at each reporting date and adjusted if necessary. Any gain or loss recognized from the remeasurement is recorded in gain (loss) from the change in fair value of contingent consideration on the Condensed Consolidated Statements of Operations as nonoperating income (expense) as the change in fair value is not part of our core operating activities.

The contingent consideration liability was $14.2 million and $29.5 million as of November 30, 2023 and February 28, 2023, respectively. The fair value remeasurements resulted in a gain of $5.1 million and $6.3 million for the three months ended November 30, 2023 and 2022, respectively. The fair value remeasurements resulted in a gain of $15.4 million and $17.8 million for the nine months ended November 30, 2023 and 2022, respectively.

There were 3,372,184 shares of Series B-2 common stock outstanding as of November 30, 2023 and February 28, 2023. The Series B-2 common stock will automatically convert into Class A Common Stock on a one-to-one basis upon the occurrence of the first day on which the 20-day VWAP is equal to at least $15.00 per share; provided, however, that the reference to $15.00 per share shall be decreased by the aggregate per share amount of dividends actually paid in respect of a share of Class A Common Stock following the closing of the Business Combination. If any of the Series B-2 common stock does not vest on or before the 10-year anniversary of the Closing Date, such common stock will be canceled for no consideration.

There were 2,627,724 shares of Series 2 RCUs outstanding as of November 30, 2023 and February 28, 2023. Similar to the Series B-2 common stock, the Series 2 RCUs will vest (a) at such time as the 20-day VWAP of the Class A Common Stock is at least $15.00 per share; however, the $15.00 per share threshold will be decreased by the aggregate amount of dividends per share paid following the closing of the Business Combination; (b) upon the consummation of a qualifying change of control of us or the Sponsor or (c) upon the qualifying liquidation defined in the limited liability company agreement.

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

14. Financial Instruments

Cash Flow Hedging Activities

Foreign Exchange Forward Contracts

Our foreign exchange forward contracts are designed and qualify as cash flow hedges. The contracts currently hedge the U.S. dollar/Indian rupee relationship with the duration of these forward contracts ranging from one-month to 24-months at inception. These contracts cover a portion of our spend in Indian rupees. We have not hedged our exposure to revenue or expenses in other currencies.

As of November 30, 2023, our foreign exchange forward contracts have durations of approximately 9 months or less.

Our exposure to the market gains or losses will vary over time as a function of currency exchange rates. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

The following table represents the Condensed Consolidated Balance Sheets location and estimated fair values of the foreign currency forward contracts:

($ in thousands)	November 30, 2023	February 28, 2023
Accounts payable and accrued liabilities	$(127)	$(659)
Other noncurrent liabilities	—	(197)

We estimate the $0.1 million, net of tax, of losses on forward exchange currency derivatives instruments included in other comprehensive loss will be settled and reclassified into earnings within the next twelve months.

We report our foreign exchange forward contract assets and liabilities on a net basis in the Condensed Consolidated Balance Sheets when a master-netting arrangement exists between us and the counterparty to the contract. A standard master netting agreement exists between us and the counterparty to the foreign exchange forward contract entered into in August 2022. The agreement allows for multiple transaction payment netting and none of the netting arrangements involve collateral. As of November 30, 2023, all of the foreign exchange forward contracts are in a liability position.

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

The following table represents the Condensed Consolidated Balance Sheets location and estimated fair value of the Collars:

($ in thousands)	Notional	November 30, 2023
Prepaid expenses and other current assets	$200,000	$401
Other noncurrent assets	200,000	535
Prepaid expenses and other current assets	100,000	332
Other noncurrent assets	100,000	443

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

15. Fair Value Measurement

Our financial instruments include cash and cash equivalents; investments; accounts receivable, net; accounts payable; notes payable; and financing lease obligations. Accounts receivable, net; and accounts payable are stated at their carrying value, which approximates fair value, due to their short maturity. We measure our cash equivalents and investments at fair value, based on an exchange or exit price which represents the amount that would be received for an asset sale or an exit price, or paid to transfer a liability in an orderly transaction between knowledgeable and willing market participants. Certificates of deposit are valued at original cost plus accrued interest, which approximates fair value. We estimate the fair value for notes payable and financing lease obligations by discounting the future cash flows of the related note and lease payments. As of November 30, 2023 and February 28, 2023, the fair value of the cash and cash equivalents, restricted cash, certificates of deposit, notes payable and financing lease obligations approximates their recorded values.

The following tables set forth details about our investments:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
November 30, 2023
Asset-backed securities	$162	$47	$—	$209

February 28, 2023
Asset-backed securities	$162	$35	$—	$197

Observable inputs are based on market data obtained from independent sources. Unobservable inputs reflect our assessment of the assumptions market participants would use to value certain financial instruments. This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

Our assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy are summarized as follows:

	November 30, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Asset-backed securities	$—	$209	$—	$209
Total investments	—	209	—	209
Other assets:
Interest rate collar agreements	—	1,711	—	1,711
Total other assets	—	1,711	—	1,711
Total assets	$—	$1,920	$—	$1,920

Liabilities:
Forward currency contracts	$—	$127	$—	$127
Cash-settled restricted stock units	16	—	—	16
Tax receivable agreement liability	—	—	44,799	44,799
Warrant liability	7,900	—	2,930	10,830
Contingent consideration	—	—	14,188	14,188
Total liabilities	$7,916	$127	$61,917	$69,960

	February 28, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Asset-backed securities	$—	$197	$—	$197
Total investments	—	197	—	197
Total assets	$—	$197	$—	$197

Liabilities:
Forward currency contracts	$—	$856	$—	$856
Cash-settled stock units	21	—	—	21
Tax receivable agreement liability	—	—	53,154	53,154
Warrant liability	16,920	—	12,696	29,616
Contingent consideration	—	—	29,548	29,548
Total liabilities	$16,941	$856	$95,398	$113,195

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

Contingent Consideration

The following table provides a reconciliation of the beginning and ending balances of the contingent consideration using significant unobservable inputs (Level 3):

($ in thousands)	November 30, 2023	February 28, 2023
Beginning of period	$29,548	$45,568
Gain from fair value of contingent consideration	(15,360)	(16,020)
End of period	$14,188	$29,548

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

Tax Receivable Agreement

Our tax receivable agreement liability is measured under both ASC 805 at fair value on a recurring basis using significant unobservable inputs (Level 3) and ASC 450 at book value. The following table provides a reconciliation of the portion of the tax receivable agreement liability measured at fair value under Level 3:

($ in thousands)	November 30, 2023	February 28, 2023
Beginning of period	$53,154	$50,268
(Gain) loss from fair value of tax receivable agreement liability	(8,355)	2,886
End of period	$44,799	$53,154

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

Warrants

Our warrant liability is measured at fair value on a recurring basis using active market quoted prices (Level 1) and significant unobservable inputs (Level 3). The following table provides a reconciliation of the warrant liability:

($ in thousands)	November 30, 2023	February 28, 2023
Beginning of period	$29,616	$67,139
Gain from fair value of warrant liability	(18,786)	(37,523)
End of period	$10,830	$29,616

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

Our contingent consideration is valued using a Monte Carlo simulation model. The assumptions used in preparing this model include estimates such as volatility, contractual terms, discount rates, dividend yield and risk-free interest rates. This valuation model uses unobservable market input, and therefore the liability is classified as Level 3.

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

There were no transfers of financial instruments between the levels of the fair value hierarchy during the three and nine months ended November 30, 2023 and 2022.

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

Total Revenue by Geographic Locations

Revenue by geographic regions consisted of the following:

	Three Months Ended November 30,		Nine Months Ended November 30,
($ in thousands)	2023	2022	2023	2022
Americas	$133,018	$139,468	$401,842	$410,100
Europe	19,404	20,120	58,678	59,049
Asia Pacific	5,075	5,305	15,585	16,801
Total revenue	$157,497	$164,893	$476,105	$485,950

Revenues by geography are determined based on the region of our contracting entity, which may be different than the region of the client. Americas revenue attributed to the United States was 84% and 83% during the three months ended November 30, 2023 and 2022, respectively, and 84% and 83% during the nine months ended November 30, 2023 and 2022. No other country represented more than 10% of total revenue during these periods.

Remaining Performance Obligations

Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied. It includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods and does not include contracts where the client is not committed. The client is not considered committed when they are able to terminate for convenience without payment of a substantive penalty under the contract. Additionally, as a practical expedient of ASC 606, Revenue from Contracts with Customers, we have not disclosed the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. As of November 30, 2023 and February 28, 2023, approximately $806.0 million and $779.6 million of revenue was expected to be recognized from remaining performance obligations, respectively. These amounts are expected to be recognized within the next five years.

Contract Assets and Liabilities

Contract assets primarily represent revenues recognized for performance obligations that have been satisfied but for which amounts have not been billed. Contract assets were $23.1 million and $25.5 million as of November 30, 2023 and February 28, 2023, respectively. Contract liabilities consist of deferred revenue which includes billings in excess of revenue recognized related to subscription contracts and professional services. Deferred revenue is recognized as revenue when we perform under the contract. Deferred revenue was $179.1 million and $206.3 million as of November 30, 2023 and February 28, 2023, respectively. Revenue recognized during the three and nine months ended November 30, 2023, included in deferred revenue on the Condensed Consolidated Balance Sheets as of February 28, 2023, was $19.6 million and $156.3 million, respectively.

Sales Commissions

With the adoption of ASC 606 and ASC 340-40, Contracts with Customers, in March 2019, we began deferring and amortizing sales commissions that are incremental and directly related to obtaining client contracts. Amortization expense of $1.7 million and $1.0 million was recorded in sales and marketing expenses in the Condensed Consolidated Statements of Operations for the three months ended November 30, 2023 and 2022, respectively. Amortization expense of $4.5 million and $2.9 million was recorded in sales and marketing expenses for the nine months ended November 30, 2023 and 2022, respectively. Certain sales commissions that would have an amortization period of less than a year are expensed as incurred in sales and marketing expenses. As of November 30, 2023 and February 28, 2023, we had a total of $19.7 million and $16.0 million of capitalized sales commissions included in prepaid expenses and other current assets and other noncurrent assets in the Condensed Consolidated Balance Sheets, respectively.

17. Severance and Exit Costs

In connection with acquisitions, we conduct pre- and post-acquisition related operational reviews to reallocate resources to strategic areas of the business. The operational reviews resulted in workforce reductions, cancellation of lease obligations related to properties that were vacated and other cost-saving measures. Severance and exit costs included in acquisition-related expenses in the Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended November 30,		Nine Months Ended November 30,
($ in thousands)	2023	2022	2023	2022
Severance	$(9)	$534	$350	$4,224
Lease exits	—	81	(38)	316
Total severance and exit costs	$(9)	$615	$312	$4,540

Included in accounts payable and accrued liabilities as of November 30, 2023 and February 28, 2023 was a restructuring liability balance, primarily consisting of lease related obligations, of $0.1 million and $0.2 million, respectively, and a restructuring severance liability of $1.1 million and $0.9 million, respectively. We expect these amounts to be substantially paid within the next 12 months.

The following table reflects the changes in the severance and exit cost accruals:

($ in thousands)	November 30, 2023	February 28, 2023
Beginning of period	$1,150	$2,687
Payments	(3,679)	(6,225)
Impairment of right-of-use assets	—	(421)
Disposition (1)	—	(162)
Expenses	3,746	5,271
End of period	$1,217	$1,150

(1)
Represents the severance and retention accrual that was written off as part of the subsidiary disposition in February 2023.

Accrued severance includes activity related to the pre- and post-acquisition related operational reviews (acquisition related severance) as well as various departmental cost cutting initiatives resulting in severance awards to specific individuals that are not under a specific Company program (non-acquisition related severance). The non-acquisition related severance payments are accrued in both accrued severance and accrued compensation. Total severance expense, including both acquisition and non-acquisition related severance payments, for the three months ended November 30, 2023 and 2022 was a $4.4 million and $1.0 million, respectively, and for the nine months ended November 30, 2023 and 2022 was $7.9 million and $5.7 million, respectively.

With the departure of our former Chief Operating Officer on September 27, 2023 and Chief Executive Officer on October 10, 2023, we accrued a severance payment of $0.9 million and $1.3 million, respectively. Both of these severance payments were paid during the third quarter of fiscal 2024.

18. Warrants

As of November 30, 2023 and February 28, 2023, there were an aggregate of 29,079,872 warrants outstanding. Each warrant entitles its holders to purchase one share of Class A Common Stock at an exercise price of $11.50 per share. The warrants expire five years after the Closing Date, or earlier upon redemption or liquidation. The warrants are currently exercisable and redeemable when various conditions are met, such as specific stock prices, as detailed in the specific warrant agreements. However, the 10,280,000 private placement warrants are nonredeemable so long as they are held by our Sponsor or its permitted transferees. The warrants are recorded as a liability in warrant liability on the Condensed Consolidated Balance Sheets with a balance of $10.8 million and $29.6 million as of November 30, 2023 and February 28, 2023, respectively. During the three months ended November 30, 2023 and 2022, a gain of $2.6 million and $16.2 million was recognized in gain (loss) from change in fair value of the warrant liability in the Condensed Consolidated Statements of Operations, respectively. During the nine months ended November 30, 2023 and 2022, a gain of $18.8 million and $36.8 million was recognized in gain (loss) from change in fair value of the warrant liability, respectively.

19. Stockholders' Equity

Class A Common Stock

We are authorized to issue 2,500,000,000 Class A common stock with a par value of $0.0001 per share. Holders of our Class A Common Stock are entitled to one vote for each share. As of November 30, 2023 and February 28, 2023, there were 304,564,709 and 302,582,007 shares of Class A Common Stock issued, respectively, and 304,388,055 and 302,405,353 shares of Class A Common Stock outstanding, respectively.

Class V Common Stock

We are authorized to issue 42,747,890 Class V common stock with a par value of $0.0001 per share. These shares have no economic value but entitle the holder to one vote per share. As of November 30, 2023 and February 28, 2023, there were 32,722,920 and 32,992,007 shares of Class V Common Stock issued and outstanding, respectively, and 10,024,970 and 9,755,883 shares of Class V Common Stock held in treasury, respectively.

The holders of Common Units participate in net income or loss allocations and distributions of E2open Holdings. They are also entitled to Class V Common Stock on a one-for-one basis to their Common Units which in essence allows each holder one vote per Common Unit.

The following table reflects the changes in our outstanding stock:

	Class A	Class V	Series B-1	Series B-2
Balance, February 28, 2023	302,405,353	32,992,007	94	3,372,184
Conversion of Common Units (1)	269,087	(269,087)	—	—
Issuance of common stock pursuant to stock-based awards (2)	408,881	—	—	—
Vesting of restricted awards, net of shares withheld for taxes (3)	1,304,734	—	—	—
Balance, November 30, 2023	304,388,055	32,722,920	94	3,372,184

(1)
Class A Common Stock issued for the conversion of Common Units settled in stock. Class V Common Stock are retired on a one-for-one basis when Common Units are converted into Class A Common Stock or settled in cash.
(2)
Issuance of Class A Common Stock associated with the restricted stock award grants.
(3)
The Class A Common Stock withheld for taxes revert back to the 2021 Incentive Plan, as defined below, and are used for future grants.

See Note 28, Subsequent Events for information related to Common Units converted to Class A Common Stock after November 30, 2023.

20. Noncontrolling Interest

Noncontrolling interest represents the portion of E2open Holdings that we control and consolidate but do not own. As of November 30, 2023 and February 28, 2023, the noncontrolling interest represents a 9.7% and 9.8% ownership in E2open Holdings, respectively. As part of the Business Combination, E2open Parent Holdings, Inc. became the owner of E2open Holdings along with the existing owners of E2open Holdings through Common Unit ownership. The existing owners of E2open Holdings are shown as noncontrolling interest on the Condensed Consolidated Balance Sheets and their portion of the net income (loss) of E2open Holdings is shown as net income (loss) attributable to noncontrolling interest on the Condensed Consolidated Statements of Operations.

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

During the three and nine months ended November 30, 2023, there were 269,087 Common Units converted into Class A Common Stock with a value of $0.8 million based off the 5-day VWAP. This activity resulted in a decrease to noncontrolling interests of $0.8 million during the three and nine months ended November 30, 2023.

During the three months ended November 30, 2022, 100,000 Common Units were converted into Class A Common Stock with a value of $0.6 million based off the 5-day VWAP. During the nine months ended November 30, 2022, 249,941 Common Units were converted into Class A Common Stock with a value of $1.8 million based off the 5-day VWAP. A total of 218,891 Common Units were settled in cash of $1.4 million during the three and nine months ended November 30, 2022. This activity resulted in a decrease to noncontrolling interests of $0.6 million and $3.2 million during the three and nine months ended November 30, 2022, respectively.

As of November 30, 2023 and February 28, 2023, there were a total of 32.7 million and 33.0 million Common Units held by participants of E2open Holdings.

We follow the guidance issued by the FASB regarding the classification and measurement of redeemable securities. Accordingly, we have determined that the Common Units meet the requirements to be classified as permanent equity.

See Note 28, Subsequent Events for information related to Common Units converted after November 30, 2023.

21. Other Comprehensive Loss

Accumulated other comprehensive loss in the equity section of our Condensed Consolidated Balance Sheets includes:

($ in thousands)	Foreign Currency Translation Adjustment	Unrealized Holding (Losses) Gains on Foreign Exchange Forward Contracts	Unrealized Holding Gains on Interest Rate Collar Agreements	Total
Balance, February 28, 2023	$(67,747)	$(856)	$—	$(68,603)

Other comprehensive gain	20,271	729	1,711	22,711
Other comprehensive gain	20,271	729	1,711	22,711
Balance, November 30, 2023	$(47,476)	$(127)	$1,711	$(45,892)

There were no income taxes recorded to other comprehensive loss during the three or nine months ended November 30, 2023.

The effect of amounts reclassified out of unrealized holding losses for foreign exchange forward contracts into net loss was as follows:

	Three Months Ended November 30,		Nine Months Ended November 30,
($ in thousands)	2023	2022	2023	2022
Reclassifications:
Cost of revenue	$36	$105	$127	$105
Research and development	35	94	119	94
Sales and marketing	2	3	6	3
General and administrative	15	48	53	48
Total	$88	$250	$305	$250

The effect of amounts reclassified out of unrealized gains for interest rate collars as an offset to interest expense was as follows:

	Three Months Ended	Nine Months Ended
($ in thousands)	November 30, 2023	November 30, 2023
Reclassifications:
$100 million notional interest rate collar	$(208)	$(463)
$200 million notional interest rate collar	(290)	(596)
Total	$(498)	$(1,059)

Accumulated foreign currency translation adjustments are reclassified to net loss when realized upon sale or upon complete, or substantially complete, liquidation of the investment in the foreign entity.

See Note 14, Financial Instruments for additional information related to our derivative instruments.

22. Earnings Per Share

Basic earnings per share is calculated as net (loss) income available to common stockholders divided by the weighted average number of shares of common stock outstanding during the applicable period. Diluted earnings per share is computed by using the basic earnings per share plus any dilutive securities outstanding during the period using the if-converted method, except when the effect is anti-dilutive. The following is a reconciliation of the denominators of the basic and diluted per share computations for net (loss) income:

	Three Months Ended November 30,		Nine Months Ended November 30,
(in thousands, except per share data)	2023	2022	2023	2022
Net loss per share:
Numerator - basic:
Net (loss) income per share:	$(740,031)	$5,503	$(1,139,544)	$(416,703)
Less: Net (loss) income attributable to noncontrolling interests	(72,475)	698	(111,721)	(41,464)
Net (loss) income attributable to E2open Parent Holdings, Inc. - basic	$(667,556)	$4,805	$(1,027,823)	$(375,239)

Numerator - diluted:
Net (loss) income attributable to E2open Parent Holdings, Inc. - basic	$(667,556)	$4,805	$(1,027,823)	$(375,239)
Net (loss) income attributable to E2open Parent Holdings, Inc. - diluted	$(667,556)	$4,805	$(1,027,823)	$(375,239)

Denominator - basic:
Weighted average shares outstanding - basic	303,848	302,201	303,188	301,822
Net (loss) income per share - basic	$(2.20)	$0.02	$(3.39)	$(1.24)

Denominator - diluted:
Weighted average shares outstanding - basic	303,848	302,201	303,188	301,822
Weighted average effect of dilutive securities:
Time based restricted stock	—	158	—	—
Weighted average shares outstanding - diluted	303,848	302,359	303,188	301,822
Diluted net (loss) income per common share	$(2.20)	$0.02	$(3.39)	$(1.24)

Potential common shares are shares that would be issued upon exercise or conversion of shares under our share-based compensation plans and upon exercise of warrants that are excluded from the computation of diluted earnings per common share when the effect would be anti-dilutive. All potential common shares are anti-dilutive in periods of net loss available to common stockholders.

The following table summarizes the weighted-average potential common shares excluded from diluted loss per common share as their effect would be anti-dilutive:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2023	2022	2023	2022
Series B-1 common stock	94	94	94	94
Series B-2 common stock	3,372,184	3,372,184	3,372,184	3,372,184
Restricted common units Series 2	2,627,724	2,627,724	2,627,724	2,627,724
Warrants	29,079,872	29,079,872	29,079,872	29,079,872
Common Units	32,879,559	33,126,073	32,954,797	33,350,756
Performance-based options	1,334,919	4,832,802	1,215,252	3,986,158
Time-based options	1,038,513	—	901,246	—
Performance-based restricted stock units	3,837,349	2,101,221	3,514,740	2,059,595
Time-based restricted stock units	8,449,869	2,303,641	9,778,141	2,404,272
Time-based restricted stock awards	187,824	—	408,881	—
Units/Shares excluded from the dilution computation	82,807,907	77,443,611	83,852,931	76,880,655

23. Share-Based Compensation

2021 Incentive Plan

The E2open Parent Holdings, Inc. 2021 Omnibus Incentive Plan (2021 Incentive Plan) allows us to make equity and equity-based incentive awards to officers, employees, directors and consultants. There were 15,000,000 shares of Class A Common Stock reserved for issuance under the 2021 Incentive Plan as of February 28, 2022. The "evergreen" provision of the 2021 Incentive Plan provides for an annual automatic increase to the number of shares of Class A Common Stock available under the plan. As of March 1, 2022 and 2023, an additional 4,849,684 shares and 7,304,646 shares were reserved for issuance under the "evergreen " provision, respectively. Shares issued under the 2021 Incentive Plan can be granted as stock options, restricted stock awards, restricted stock units, performance stock awards, cash awards and other equity-based awards. No award may vest earlier than the first anniversary of the date of grant, except under limited conditions.

Our board of directors, or its expressly approved delegees, have approved the grant of options, RSUs and restricted stock awards (RSAs) under the 2021 Incentive Plan.

Options

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

As of November 30, 2023, there were 1,215,252 unvested performance-based options and 901,246 unvested time-based options.

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

During November 2023, executive officers and senior management received retention time-based RSUs which have an eighteen-month vesting period. The total retention awards granted during November 2023 were 2,052,680. See Note 28, Subsequent Events for information regarding additional retention awards granted in December 2023.

As of November 30, 2023, there were 3,514,740 performance-based RSUs, 9,778,141 time-based RSUs and 408,881 RSAs that were unvested and expected to vest.

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

For employees based in China, they are awarded cash-settled RSUs which will vest ratably over a three-year period. The cash-settled RSUs must be settled in cash and are accounted for as liability-type awards. The fair value of these cash-settled RSUs equals the value of our Class A Common Stock on the date of grant and is remeasured at the end of each reporting period at fair value. The change in fair value will be recorded in share-based compensation expense in the Condensed Consolidated Statements of Operations. The liability for the cash-settled RSUs was negligible as of November 30, 2023 and is included in accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets. As of November 30, 2023, there were 37,479 unvested cash-settled RSUs with a total intrinsic value of $0.1 million.

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

Restricted Stock Awards

RSAs are time-based and granted to participants with the associated Class A Common Stock issued on the day of grant. The Class A Common Stock are issued with restrictions and voting rights. When the applicable vesting terms have been met, the restrictions are removed from the Class A Common Stock.

Mr. Andrew Appel joined E2open as interim Chief Executive Officer on October 10, 2023. As part of his compensation, he received an initial RSA grant valued at $685,000, or 275,101 shares, under our 2021 Incentive Plan which will vest after six months of issuance. If Mr. Appel's term continues past the initial six-month period, he will receive an additional monthly RSA grant valued at $100,000 that will vest after one month of issuance.

Mr. Appel's Chief of Staff was awarded an RSA grant in November 2023 for 133,780 shares under our 2021 Incentive Plan which will vest after five months of issuance.

As of November 30, 2023, there were 9,290,911 shares of Class A Common Stock available for grant under the 2021 Incentive Plan.

Activity under the 2021 Incentive Plan related to options was as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)
Balance, February 28, 2023	4,833	$8.42	8.5
Granted	1,232	4.65
Forfeited/Expired	(3,949)	7.82
Balance, November 30, 2023	2,116	$7.36	6.8

Vested and exercisable as of November 30, 2023	807	$9.28	3.6

	Number of Shares (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)
Balance, February 28, 2022	2,524	$9.83	9.0
Granted	3,275	7.76
Forfeited	(966)	9.85
Balance, November 30, 2022	4,833	$8.42	8.7

Vested and exercisable as of November 30, 2022	573	$9.82	5.2

As of November 30, 2023, there was $2.6 million of unrecognized compensation cost related to unvested options. The aggregate intrinsic value of the outstanding, vested and exercisable stock option awards was zero as of November 30, 2023 since our Class A Common Stock price was less than the exercise price of the stock option awards.

Activity under the 2021 Incentive Plan related to RSUs and RSAs was as follows:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value Per Unit	Weighted Average Remaining Recognition Period (in years)
Balance, February 28, 2023	6,475	$8.44	2.4
Granted	12,235	5.26
Added by performance factor	39	9.02
Released	(1,968)	8.36
Canceled and forfeited	(3,079)	6.83
Balance, November 30, 2023	13,702	$5.77	2.1

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value Per Unit	Weighted Average Remaining Recognition Period (in years)
Balance, February 28, 2022	2,103	$12.47	2.7
Granted	5,645	7.45
Added by performance factor	300	12.87
Released	(870)	12.12
Canceled and forfeited	(560)	10.00
Balance, November 30, 2022	6,618	$8.46	2.6

As of November 30, 2023, there was $53.2 million of unrecognized compensation cost related to unvested RSUs and RSAs. The aggregate intrinsic value of the RSUs and RSAs was $49.9 million as of November 30, 2023 which is the outstanding RSUs and RSAs valued at the closing price of our Class A Common Stock on November 30, 2023.

Activity under the 2021 Incentive Plan related to cash-settled RSUs was as follows:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (in years)
Balance, February 28, 2023	25	$6.07	2.6
Granted	24	5.60
Released	(8)	6.07
Canceled and forfeited	(4)	5.96
Balance, November 30, 2023	37	$5.78	2.3

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (in years)
Balance, February 28, 2022	—	$—	—
Granted	25	6.07
Balance, November 30, 2022	25	$6.07	2.8

As of November 30, 2023, there was $0.1 million of unrecognized compensation cost related to unvested cash-settled RSUs. The aggregate intrinsic value of the cash-settled RSUs was $0.1 million as of November 30, 2023 which is the outstanding cash-settled RSUs valued at the closing price of our Class A Common Stock on November 30, 2023.

As previously disclosed in our August 31, 2023 Form 10-Q in Item 5., Other Information, our former Chief Operating Officer entered into a Release and Non-Competition Agreement (Separation Agreement) in which he will provide transition services until December 31, 2023 (Transition Period). As a result of his departure, his options, time-based RSUs and performance-based RSUs will be prorated as of December 31, 2023. The remaining unvested awards will be accelerated at 50%. This will result in 189,039 options and 187,325 time-based and performance-based RSUs vesting as of December 31, 2023. The 2024 fiscal year performance-based RSUs will remain unvested until the performance metrics are determined in early fiscal 2025, at which point this award will accelerate and vest at 50%.

In accordance with our executive plan, our former Chief Executive Officer's options, time-based RSUs and performance-based RSUs were prorated as of his departure date, October 11, 2023, resulting in 134,920 options and 147,606 time-based and performance-based RSUs vesting. The 2024 fiscal year performance based RSUs will remain unvested until the performance metrics are determined in early fiscal 2025, at which point this award will accelerate and vest at 25%.

The estimated grant-date fair values of the options granted or modified during the nine months ended November 30, 2023 and 2022 were calculated using the Black-Scholes option-pricing valuation model, based on the following assumptions:

	Nine Months Ended November 30,
	2023	2022
Expected term (in years)	0.68 - 6.25	6.25
Expected volatility	48.97% - 56.84%	44.17%
Risk-free interest rate	3.38% - 5.30%	2.91%
Expected dividend yield	0%	0%

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

The table below sets forth the functional classification in the Condensed Consolidated Statements of Operations of our equity-based compensation expense:

	Three Months Ended November 30,		Nine Months Ended November 30,
($ in thousands)	2023	2022	2023	2022
Cost of revenue	$1,304	$545	$3,059	$856
Research and development	1,665	938	4,177	2,181
Sales and marketing	1,556	901	3,444	2,560
General and administrative	2,316	2,413	8,048	7,542
Total share-based compensation	$6,841	$4,797	$18,728	$13,139

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

Real Estate Leases

We lease our primary office spaces under non-cancelable operating leases with various expiration dates through June 2030. Many of our leases have an option to be extended from two to five years, and several of the leases give us the right to early cancellation with proper notification. Additionally, we have five subleases of our office leases as of November 30, 2023.

Several of the operating lease agreements require us to provide security deposits. As of November 30, 2023, and February 28, 2023, lease deposits were $3.5 million and $4.7 million, respectively. The deposits are generally refundable at the expiration of the lease, assuming all obligations under the lease agreement have been met. Deposits are included in prepaid and other current assets and other noncurrent assets in the Condensed Consolidated Balance Sheets.

During the three and nine months ended November 30, 2023, we incurred $0.1 million and $0.6 million impairments on our operating lease ROU assets and leasehold improvements, respectively, due to vacating four locations with the intent to sublease them. During the three and nine months ended November 30, 2022, we incurred a $1.8 million and $4.1 million impairment, respectively, on our operating lease ROU assets and leasehold improvements due to vacating three and seven locations, respectively, with the intent to sublease them. The impairments were recorded in general and administrative expenses in the Condensed Consolidated Statements of Operations.

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

Equipment Leases

We purchase certain equipment under non-cancelable financing lease arrangements which are primarily related to software and computer equipment and which have various expiration dates through November 2028. We have the right to purchase the software and computer equipment anytime during the lease or upon lease completion.

Balance Sheet Presentation

The following tables present the amounts and classifications of our estimated ROU assets, net and lease liabilities:

($ in thousands)	Balance Sheet Location	November 30, 2023	February 28, 2023
Operating lease right-of-use assets	Operating lease right-of-use assets	$21,580	$18,758
Finance lease right-of-use asset	Property and equipment, net	4,175	3,358
Total right-of-use assets		$25,755	$22,116

($ in thousands)	Balance Sheet Location	November 30, 2023	February 28, 2023
Operating lease liability - current	Current portion of operating lease obligations	$7,317	$7,622
Operating lease liability	Operating lease obligations	17,959	15,379
Finance lease liability - current	Current portion of finance lease obligations	1,120	2,582
Finance lease liability	Finance lease obligations	3,188	1,049
Total lease liabilities		$29,584	$26,632

Lease Cost and Cash Flows

The following table summarizes our total lease cost:

	Three Months Ended November 30,		Nine Months Ended November 30,
($ in thousands)	2023	2022	2023	2022
Finance lease cost:
Amortization of right-of-use asset	$135	$508	$1,319	$1,686
Interest on lease liability	23	35	124	161
Finance lease cost	158	543	1,443	1,847
Operating lease cost:
Operating lease cost	1,722	2,239	5,452	5,505
Variable lease cost	823	510	2,674	3,810
Sublease income	(209)	(46)	(440)	(482)
Operating net lease cost	2,336	2,703	7,686	8,833
Total net lease cost	$2,494	$3,246	$9,129	$10,680

Short-term lease expense was immaterial for the three and nine months ended November 30, 2023. There was no short-term lease expense for the three and nine months ended November 30, 2022.

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended November 30,
($ in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$6,378	$7,365

The following table presents the weighted-average remaining lease terms and discount rates of our leases:

	Nine Months Ended November 30,
	2023	2022
Weighted-average remaining lease term (in years):
Finance lease	4.14	0.69
Operating lease	3.98	3.77
Weighted-average discount rate:
Finance lease	7.66%	9.20%
Operating lease	6.95%	5.43%

Lease Liability Maturity Analysis

The following table reflects the undiscounted future cash flows utilized in the calculation of the lease liabilities as of November 30, 2023:

($ in thousands)	Operating Leases	Finance Leases
December 2023 - February 2024	$2,315	$391
2025	8,483	1,357
2026	6,647	1,256
2027	5,462	748
2028	3,299	748
Thereafter	2,927	561
Total	29,133	5,061
Less: Present value discount	(3,857)	(753)
Lease liabilities	$25,276	$4,308

25. Income Taxes

We calculate the provision for income taxes during interim periods by applying an estimate of the forecasted annual effective tax rate for the full fiscal year to ordinary income or loss (pretax income or loss excluding discrete items) for the reporting period. Our provision for income taxes was a benefit of $5.4 million, or 0.7%, for the three months ended November 30, 2023 compared to $7.9 million, or 331.8%, for the three months ended November 30, 2022. Our provision for income taxes for the nine months ended November 30, 2023 was a benefit of $73.8 million, or 6.1%, compared to $130.0 million, or 23.8%, for the nine months ended November 30, 2022.

The loss before income taxes of $745.4 million and $1,213.4 million resulted in a $5.4 million and $73.8 million income tax benefit for the three and nine months ended November 30, 2023, respectively. During the three and nine months ended November 30, 2022, the loss before income tax was $2.4 million and $546.7 million resulting in a $7.9 million and $130.0 million income tax benefit, respectively. The discrete impact of the goodwill impairment taken in the first and third quarters of fiscal 2024 resulted in a $3.7 million and $67.6 million income tax benefit, net of a valuation allowance of $154.5 million and $179.9 million for the three and nine months ended November 30, 2023, respectively. The remainder of the increase in the tax benefit was due to changes in the impact of book income and losses of affiliates on the carrying amount of our partnership investment and changes in the mark-to-market gains and losses on certain contingent liabilities offset by changes in book losses in certain jurisdictions for which no benefit can be recognized.

As of November 30, 2023 and February 28, 2023, total gross unrecognized tax benefits were $2.6 million. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of November 30, 2023 and February 28, 2023, the total amount of gross interest and penalties accrued was less than $0.1 million which is classified as other noncurrent liabilities in the Condensed Consolidated Balance Sheets.

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

We accrued $17.8 million for the settlement in the second quarter of fiscal 2024 as part of general and administrative expenses on the Condensed Consolidated Statement of Operations. The $17.8 million was paid during the third quarter of fiscal 2024.

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

27. Supplemental Cash Flow Information

Supplemental cash flow information and non-cash investing and financing activities are as follows:

	Nine Months Ended November 30,
(In thousands)	2023	2022
Supplemental cash flow information - Cash paid for:
Interest	$76,748	$29,325
Income taxes	6,232	7,669
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	1,053	263
Right-of-use assets obtained in exchange for operating lease obligations	8,708	2,559
Shares withheld for taxes on vesting of restricted stock	3,059	1,593
Conversion of Common Units to Class A Common Stock	836	1,809

28. Subsequent Events

As part of the retention effort initiated in November 2023, an additional 434,784 retention time-based RSUs were granted to executive officers and senior management in December 2023. These retention awards also had an eighteen-month vesting period.

In January 2024, there were 1,497,316 Common Units converted into Class A Common Stock with a value of $6.7 million based off the 5-day VWAP which decrease noncontrolling interests by $6.7 million and increased our outstanding Class A Common Stock.

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

Overview

We are a leading connected supply chain software platform that enables the world's largest companies to transform the way they make, move and sell goods and services. Our SaaS platform spans many key strategic and operational areas including omni-channel, demand sensing, supply planning, global trade management, transportation and logistics and manufacturing and supply management. With the broadest cloud-native global platform purpose-built for the modern supply chains, we connect manufacturing, logistics, channel and distributing partners as one multi-enterprise network. Our SaaS platform anticipates disruptions and opportunities to help companies improve efficiency, reduce waste and operate sustainably. Given the mission-critical nature of our solutions, we maintain long-term relationships with our clients, which is reflected by our long client tenure. In aggregate, we serve clients in all major countries in the world across a wide range of end-markets, including consumer goods, food and beverage, manufacturing, retail, technology and transportation, among others.

Recent Events

During the first and third quarters of fiscal 2024, the market price of our Class A Common Stock and market capitalization declined significantly. This decline resulted in a triggering event, as such an interim goodwill impairment assessment was performed. The fair value of E2open was calculated using an equally weighted combination of three different methods: discounted cash flow method, guideline public company method and guideline transaction method. The discounted cash flow method was based on the present value of estimated future cash flows which were based on management's estimates of projected net sales, net operating margins and terminal growth rates, taking into consideration market and industry conditions. Under the guideline public company method, the fair value was based on current and forward-looking earnings multiples using management's estimates of projected net sales and adjusted EBITDA margins with consideration of market premiums. Under the guideline transaction method, the fair value was based on pricing multiples derived from recently sold companies with similar characteristics to ours taking into consideration management's estimates of projected net sales and net operating income margins.

The three approaches generated similar results and indicated that the fair value of E2open's equity and goodwill was less than its carrying amount. Therefore, during the three and nine months ended November 30, 2023, we recognized an impairment charge of $687.7 million and $1,097.7 million to goodwill, respectively. See Note 6, Goodwill to the Notes to the Unaudited Condensed Consolidated Financial Statements.

The significant decline in the market price of our Class A Common Stock and market capitalization was also a triggering event which resulted in the performance of an interim indefinite-lived intangible asset impairment assessment. The fair value of the indefinite-lived intangible asset was calculated using the relief from royalty payments method which was based on management's estimates of projected net sales and terminal growth rates, taking into consideration market and industry conditions. The interim assessment indicated that the fair value of E2open's indefinite-lived intangible asset was less than its carrying amount; therefore, during the three and nine months ended November 30, 2023, we recognized an impairment charge of $30.0 million and $34.0 million to intangible assets, net, respectively, for the indefinite-lived trademark / trade name which is recorded in general and administrative expenses on the Condensed Consolidated Statements of Operations. See Note 7, Intangible Assets, Net to the Notes to the Unaudited Condensed Consolidated Financial Statements.

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

Results of Operations

The following table is our Unaudited Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended November 30,		Nine Months Ended November 30,
($ in thousands)	2023	2022	2023	2022
Revenue	$157,497	$164,893	$476,105	$485,950
Cost of revenue	(78,921)	(80,750)	(238,945)	(242,682)
Total gross profit	78,576	84,143	237,160	243,268

Operating Expenses
Research and development	24,937	24,939	75,748	73,088
Sales and marketing	22,583	20,448	63,692	67,348
General and administrative	24,739	23,073	85,414	66,774
Acquisition-related expenses	9	1,969	416	14,313
Amortization of acquired intangible assets	20,014	19,965	60,135	62,523
Goodwill impairment	687,700	—	1,097,741	514,816
Intangible asset impairment	30,000	—	34,000	—
Total operating expenses	809,982	90,394	1,417,146	798,862
Loss from operations	(731,406)	(6,251)	(1,179,986)	(555,594)
Interest and other expense, net	(24,643)	(21,270)	(75,886)	(54,732)
Gain from change in tax receivable agreement liability	2,888	2,697	8,355	9,089
Gain from change in fair value of warrant liability	2,617	16,150	18,786	36,764
Gain from change in fair value of contingent consideration	5,100	6,300	15,360	17,760
Total other (expense) income	(14,038)	3,877	(33,385)	8,881
Loss before income tax provision	(745,444)	(2,374)	(1,213,371)	(546,713)
Income tax benefit	5,413	7,877	73,827	130,010
Net (loss) income	(740,031)	5,503	(1,139,544)	(416,703)
Less: Net (loss) income attributable to noncontrolling interest	(72,475)	698	(111,721)	(41,464)
Net (loss) income attributable to E2open Parent Holdings, Inc.	$(667,556)	$4,805	$(1,027,823)	$(375,239)
Net (loss) income attributable to E2open Parent Holdings, Inc. Class A common stockholders per share:
Basic	$(2.20)	$0.02	$(3.39)	$(1.24)
Diluted	$(2.20)	$0.02	$(3.39)	$(1.24)
Weighted-average common shares outstanding:
Basic	303,848	302,201	303,188	301,822
Diluted	303,848	302,359	303,188	301,822

Three Months Ended November 30, 2023 compared to Three Months Ended November 30, 2022

Revenue

	Three Months Ended November 30,
($ in thousands)	2023	2022	$ Change	% Change
Revenue:
Subscriptions	$132,800	$134,884	$(2,084)	-2%
Professional services and other	24,697	30,009	(5,312)	-18%
Total revenue	$157,497	$164,893	$(7,396)	-4%
Percentage of revenue:
Subscriptions	84%	82%
Professional services and other	16%	18%
Total	100%	100%

Subscriptions revenue was $132.8 million for the three months ended November 30, 2023, a $2.1 million, or 2%, decrease compared to subscriptions revenue of $134.9 million for the three months ended November 30, 2022. The decrease in subscriptions revenue was primarily due to a slower growth rate during fiscal 2024 due to lower than anticipated new bookings, lower variable delivery fees, higher than expected churn and macroeconomic impacts primarily in the technology, freight and transportation sectors.

Professional services and other revenue were $24.7 million for the three months ended November 30, 2023, a $5.3 million, or 18%, decrease compared to $30.0 million for the three months ended November 30, 2022. The decrease in professional services and other revenue was due to macroeconomic impacts primarily in the technology, freight and transportation sectors, a decline in perpetual license fees and lower than anticipated order volume.

Our subscriptions revenue as a percentage of total revenue increased to 84% for the third quarter of fiscal 2024 compared to 82% for the third quarter of fiscal 2023. This increase is primarily the decline in professional services revenue. Our professional services and other revenue as a percentage of total revenue decreased to 16% for the third quarter of fiscal 2024 compared to 18% for the third quarter of fiscal 2023 as professional services and other revenue declined.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended November 30,
($ in thousands)	2023	2022	$ Change	% Change
Cost of revenue:
Subscriptions	$36,689	$35,931	$758	2%
Professional services and other	17,642	20,417	(2,775)	-14%
Amortization of acquired intangible assets	24,590	24,402	188	1%
Total cost of revenue	$78,921	$80,750	$(1,829)	-2%

Gross profit:
Subscriptions	$71,521	$74,551	$(3,030)	-4%
Professional services and other	7,055	9,592	(2,537)	-26%
Total gross profit	$78,576	$84,143	$(5,567)	-7%

Gross margin:
Subscriptions	54%	55%
Professional services and other	29%	32%
Total gross margin	50%	51%

Cost of subscriptions was $36.7 million for the three months ended November 30, 2023, a $0.8 million, or 2%, increase compared to $35.9 million for the three months ended November 30, 2022. This increase was primarily driven by a $2.0 million increase in personnel costs partially offset by a $1.7 million decrease in software and hosting costs when compared to the prior year.

Cost of professional services and other revenue was $17.6 million for the three months ended November 30, 2023, a $2.8 million, or 14%, decrease compared to $20.4 million for the three months ended November 30, 2022. The decrease was mainly due to a $2.9 million lower spend for consulting services primarily related to our investment in strategic system integrator partnerships when compared to the prior year.

Amortization of acquired intangible assets was $24.6 million for the three months ended November 30, 2023, a $0.2 million, or 1%, increase compared to $24.4 million for the three months ended November 30, 2022.

Our subscriptions gross margin decreased slightly to 54% in the third quarter of fiscal 2024 compared to 55% in the third quarter of fiscal 2023.

Our professional services gross margin decreased in the third quarter of fiscal 2024 to 29% compared to 32% in the third quarter of fiscal 2023 primarily driven by our lower revenue in the third quarter of fiscal 2024.

Research and Development

	Three Months Ended November 30,
($ in thousands)	2023	2022	$ Change	% Change
Research and development	$24,937	$24,939	$(2)	0%
Percentage of revenue	16%	15%

Research and development expenses were $24.9 million for the three months ended November 30, 2023 and 2022, respectively. A $1.1 million decrease in personnel costs was partially offset by a $1.1 million increase in depreciation expenses as compared to the prior year period.

Sales and Marketing

	Three Months Ended November 30,
($ in thousands)	2023	2022	$ Change	% Change
Sales and marketing	$22,583	$20,448	$2,135	10%
Percentage of revenue	14%	12%

Sales and marketing expenses were $22.6 million for the three months ended November 30, 2023, a $2.1 million, or 10%, increase compared to $20.4 million in the prior year. The increase was primarily driven by $1.3 million of higher expense for allowance for credit losses in fiscal 2024 compared to fiscal 2023.

General and Administrative

	Three Months Ended November 30,
($ in thousands)	2023	2022	$ Change	% Change
General and administrative	$24,739	$23,073	$1,666	7%
Percentage of revenue	16%	14%

General and administrative expenses were $24.7 million for the three months ended November 30, 2023, a $1.7 million, or 7%, increase compared to $23.1 million in the prior year. The increase was mainly a result of $2.2 million of higher consulting services, partially offset by $1.7 million of lower ROU asset impairments during the third quarter of fiscal 2024 as compared to the prior year.

Other Operating Expenses

	Three Months Ended November 30,
($ in thousands)	2023	2022	$ Change	% Change
Acquisition and other related expenses	$9	$1,969	$(1,960)	-100%
Amortization of acquired intangible assets	20,014	19,965	49	0%
Total other operating expenses	$20,023	$21,934	$(1,911)	-9%

Acquisition and other related expenses were negligible for the three months ended November 30, 2023, compared to $2.0 million for the three months ended November 30, 2022. The decrease was mainly related to legal and consulting expenses associated with the Logistyx Acquisition in fiscal 2023.

Amortization of acquired intangible assets was consistent between quarters at $20.0 million for the three months ended November 30, 2023 and 2022, respectively.

Goodwill Impairment

During the third quarter of fiscal 2024, the market price of our Class A Common Stock and market capitalization declined significantly. This decline resulted in us determining that a triggering event occurred and an interim goodwill impairment assessment was performed. The result of the impairment assessment was the realization of a $687.7 million impairment charge. We did not have an impairment charge in the third quarter of fiscal 2023.

Intangible Asset Impairment

The decline in our stock price and market capitalization was also a triggering event which resulted in an interim indefinite-lived intangible asset impairment assessment. The result of the impairment assessment was the realization of a $30.0 million impairment charge. We did not have an impairment charge in the third quarter of fiscal 2023.

Interest and Other Expense, Net

	Three Months Ended November 30,
($ in thousands)	2023	2022	$ Change	% Change
Interest and other expense, net	$(24,643)	$(21,270)	$(3,373)	16%

Interest and other expense, net was $24.6 million for the three months ended November 30, 2023, a $3.4 million, or 16%, increase compared to $21.3 million in the prior year. The increase was driven by higher interest rates in fiscal 2024.

Gain from Change in Tax Receivable Agreement

	Three Months Ended November 30,
($ in thousands)	2023	2022	$ Change	% Change
Gain from change in tax receivable agreement liability	$2,888	$2,697	$191	7%

During the three months ended November 30, 2023, we recorded a gain of $2.9 million related to the change in the fair value of the tax receivable agreement liability, including interest, compared to a gain of $2.7 million during the three months ended November 30, 2022. We have calculated the fair value of the tax receivable agreement payments and identified the timing of the utilization of the tax attributes. The tax receivable agreement liability, related to exchanges as of the Business Combination date, is revalued at the end of each reporting period with the gain or loss as well as the associated interest reflected in gain (loss) from change in tax receivable agreement liability in the Unaudited Condensed Consolidated Statements of Operations in the period in which the change occurred.

In addition, under ASC 450, transactions with partnership unit holders after the acquisition date will result in additional Tax Receivable Agreement liabilities that are recorded on a gross undiscounted basis. During the three months ended November 30, 2023 and 2022, the Tax Receivable Agreement applicable to this guidance increased by a negligible amount and $0.4 million, respectively.

Gain from Change in Fair Value of Warrant Liability

	Three Months Ended November 30,
($ in thousands)	2023	2022	$ Change	% Change
Gain from change in fair value of warrant liability	$2,617	$16,150	$(13,533)	-84%

We recorded a gain of $2.6 million during the three months ended November 30, 2023, a $13.5 million decrease compared to a gain of $16.2 million in the prior year for the change in fair value on the revaluation of our warrant liability associated with our warrants. We are required to revalue the warrants at the end of each reporting period and reflect in the Unaudited Condensed Consolidated Statements of Operations a gain or loss from the change in fair value of the warrant liability in the period in which the change occurred.

Gain from Change in Fair Value of Contingent Consideration

	Three Months Ended November 30,
($ in thousands)	2023	2022	$ Change	% Change
Gain from change in fair value of contingent consideration	$5,100	$6,300	$(1,200)	-19%

We recorded a gain of $5.1 million during the three months ended November 30, 2023, a $1.2 million, or 19%, decrease compared to a gain of $6.3 million in the prior year for the change in fair value on the revaluation of our contingent consideration associated with our restricted B-2 common stock and Series 2 RCUs. We are required to revalue the contingent consideration at the end of each reporting period or upon conversion and reflect in the Unaudited Condensed Consolidated Statements of Operations a gain or loss from the change in fair value of the contingent consideration in the period in which the change occurred.

Provision for Income Taxes

	Three Months Ended November 30,
($ in thousands)	2023	2022	$ Change	% Change
Loss before income taxes	$(745,444)	$(2,374)	$(743,070)	nm
Income tax benefit	5,413	7,877	(2,464)	-31%

Loss before income taxes was $745.4 million for the three months ended November 30, 2023, a $743.1 million decrease compared to $2.4 million for the three months ended November 30, 2022. The increase in the loss was primarily related to the $687.7 million impairment on goodwill and $30.0 million indefinite-lived intangible asset charge in the third quarter of fiscal 2024. Contributing to the increased loss was the $13.5 million decrease in the gain associated with the change in the fair value of the warrant liability, $1.2 million decrease in the gain associated with the fair value adjustments for the contingent consideration liability related to the restricted Series B-2 common stock and Series 2 RCUs, $17.8 million expense for the unfavorable arbitration ruling and $3.4 million of higher interest expense when compared to the prior year. Partially offsetting these increases was a $2.0 million reduction in acquisition and other related expenses due to the Logistyx Acquisition in March 2022.

Income tax benefit was $5.4 million, or 0.7%, for the three months ended November 30, 2023 compared to an income tax benefit of $7.9 million, or 331.8%, for the three months ended November 30, 2022. The change in our effective tax rate between periods was primarily due to the goodwill and indefinite-lived intangible impairment charges and increases in valuation allowances in jurisdictions within which certain deferred tax assets are not being benefited as well as changes in the impact of book income and losses of affiliates on the carrying amount of our partnership investment and changes in the mark-to-market gains and losses on certain contingent liabilities.

Nine Months Ended November 30, 2023 compared to Nine Months Ended November 30, 2022

Revenue

	Nine Months Ended November 30,
($ in thousands)	2023	2022	$ Change	% Change
Revenue:
Subscriptions	$402,437	$396,052	$6,385	2%
Professional services and other	73,668	89,898	(16,230)	-18%
Total revenue	$476,105	$485,950	$(9,845)	-2%
Percentage of revenue:
Subscriptions	85%	82%
Professional services and other	15%	18%
Total	100%	100%

Subscriptions revenue was $402.4 million for the nine months ended November 30, 2023, a $6.4 million, or 2%, increase compared to subscriptions revenue of $396.1 million for the nine months ended November 30, 2022. The increase in subscriptions revenue was primarily due to new organic subscription sales predominantly driven by increases in products utilized across our current client portfolio. Compared to our double-digit historical growth rate, our growth rate has slowed during fiscal 2024 due to lower than anticipated new bookings, lower variable delivery fees, higher than expected churn and macroeconomic impacts primarily in the technology, freight and transportation sectors.

Professional services and other revenue were $73.7 million for the nine months ended November 30, 2023, a $16.2 million, or 18%, decrease compared to $89.9 million for the nine months ended November 30, 2022. The decrease in professional services and other revenue was due to macroeconomic impacts primarily in the technology, freight and transportation sectors, a decline in perpetual license fees and lower than anticipated order volume.

Our subscriptions revenue as a percentage of total revenue increased to 85% for the nine months of fiscal 2024 compared to 82% for the nine months of fiscal 2023. This increase is primarily a result of a decline in professional services revenue. Our professional services and other revenue as a percentage of total revenue decreased to 15% for the nine months of fiscal 2024 compared to 18% for the nine months of fiscal 2023 as professional services and other revenue declined.

Cost of Revenue, Gross Profit and Gross Margin

	Nine Months Ended November 30,
($ in thousands)	2023	2022	$ Change	% Change
Cost of revenue:
Subscriptions	$110,013	$105,367	$4,646	4%
Professional services and other	55,014	63,446	(8,432)	-13%
Amortization of acquired intangible assets	73,918	73,869	49	0%
Total cost of revenue	$238,945	$242,682	$(3,737)	-2%

Gross profit:
Subscriptions	$218,506	$216,816	$1,690	1%
Professional services and other	18,654	26,452	(7,798)	-29%
Total gross profit	$237,160	$243,268	$(6,108)	-3%

Gross margin:
Subscriptions	54%	55%
Professional services and other	25%	29%
Total gross margin	50%	50%

Cost of subscriptions was $110.0 million for the nine months ended November 30, 2023, a $4.6 million, or 4%, increase compared to $105.4 million for the nine months ended November 30, 2022. This increase was primarily driven by a $4.4 million increase in personnel costs including non-acquisition severance and $1.3 million in stock-based compensation, partially offset by a $2.4 million decrease in software and hosting costs when compared to the prior year.

Cost of professional services and other revenue was $55.0 million for the nine months ended November 30, 2023, a $8.4 million, or 13%, decrease compared to $63.4 million for the nine months ended November 30, 2022. The decrease was mainly due to a $7.2 million lower spend for consulting services related to our investment in strategic system integrator partnerships and a $2.0 million decrease in personnel costs when compared to the prior year.

Amortization of acquired intangible assets was $73.9 million for the nine months ended November 30, 2023 and 2022, respectively.

Our subscriptions gross margin was 54% and 55% for the nine months of fiscal 2024 and 2023, respectively.

Our professional services gross margin was down for the nine months of fiscal 2024 at 25% compared to 29% for the nine months of fiscal 2023 primarily driven by our lower revenue in fiscal 2024.

Research and Development

	Nine Months Ended November 30,
($ in thousands)	2023	2022	$ Change	% Change
Research and development	$75,748	$73,088	$2,660	4%
Percentage of revenue	16%	15%

Research and development expenses were $75.7 million for the nine months ended November 30, 2023, a $2.7 million, or 4%, increase compared to $73.1 million in the prior year. The increase was primarily due to a $2.0 million increase in stock-based compensation expense and $3.5 million increase in depreciation expense largely due to an increase in the amortization of capitalized software as compared to the prior year period. These expenses were partially offset by the reduced spend of $1.9 million for consulting services.

Sales and Marketing

	Nine Months Ended November 30,
($ in thousands)	2023	2022	$ Change	% Change
Sales and marketing	$63,692	$67,348	$(3,656)	-5%
Percentage of revenue	13%	14%

Sales and marketing expenses were $63.7 million for the nine months ended November 30, 2023, a $3.7 million, or 5%, decrease compared to $67.3 million in the prior year. The decrease was primarily driven by a $2.4 million decrease in personnel costs and $4.2 million decrease in marketing costs related to our rebranding efforts in fiscal 2023. These savings were partially offset by $2.4 million of higher expense for allowance for credit losses in fiscal 2024 compared to fiscal 2023.

General and Administrative

	Nine Months Ended November 30,
($ in thousands)	2023	2022	$ Change	% Change
General and administrative	$85,414	$66,774	$18,640	28%
Percentage of revenue	18%	14%

General and administrative expenses were $85.4 million for the nine months ended November 30, 2023, an $18.6 million, or 28%, increase compared to $66.8 million in the prior year. This increase was mainly a result of the $17.8 million legal settlement associated with to the unfavorable arbitration ruling related to a 2014 contract between Kewill (a predecessor of BluJay) and a customer regarding Kewill's performance under the agreement as noted above. Additionally, there was a $2.7 million increase in personnel costs mainly related to non-acquisition severance and $2.4 million in increased consulting services as compared to the prior year period. These increases in expenses were partially offset by $3.5 million in lower ROU asset impairments in fiscal 2024 as compared to fiscal 2023.

Other Operating Expenses

	Nine Months Ended November 30,
($ in thousands)	2023	2022	$ Change	% Change
Acquisition and other related expenses	$416	$14,313	$(13,897)	-97%
Amortization of acquired intangible assets	60,135	62,523	(2,388)	-4%
Total other operating expenses	$60,551	$76,836	$(16,285)	-21%

Acquisition and other related expenses were $0.4 million for the nine months ended November 30, 2023, a $13.9 million decrease compared to $14.3 million for the nine months ended November 30, 2022. The decrease was mainly related to legal and consulting expenses associated with the Logistyx Acquisition in fiscal 2023.

Amortization of acquired intangible assets was $60.1 million for the nine months ended November 30, 2023, a $2.4 million, or 4%, decrease, compared to $62.5 million for the nine months ended November 30, 2022.

Goodwill Impairment

	Nine Months Ended November 30,
($ in thousands)	2023	2022	$ Change	% Change
Goodwill impairment	$1,097,741	$514,816	$582,925	nm

As indicated above, the market price of our Class A Common Stock and market capitalization declined significantly during the first and third quarters of fiscal 2024 and second quarter of fiscal 2023. These declines resulted in us determining that triggering events occurred and interim goodwill impairment assessments were performed. The result of the impairment assessments was the realization of a $1,097.7 million impairment charge in fiscal 2024 and a $514.8 million impairment charge in fiscal 2023.

Intangible Asset Impairment

The decline in our stock price and market capitalization was also a triggering event which resulted in interim indefinite-lived intangible asset impairment assessments. The result of the impairment assessments was the realization of a $34.0 million impairment charge in fiscal 2024. We did not have an impairment charge in fiscal 2023.

Interest and Other Expense, Net

	Nine Months Ended November 30,
($ in thousands)	2023	2022	$ Change	% Change
Interest and other expense, net	$(75,886)	$(54,732)	$(21,154)	39%

Interest and other expense, net was $75.9 million for the nine months ended November 30, 2023, a $21.2 million, or 39%, increase compared to $54.7 million in the prior year. The increase was driven by higher interest rates in fiscal 2024.

Gain from Change in Tax Receivable Agreement

	Nine Months Ended November 30,
($ in thousands)	2023	2022	$ Change	% Change
Gain from change in tax receivable agreement liability	$8,355	$9,089	$(734)	-8%

During the nine months ended November 30, 2023, we recorded a gain of $8.4 million related to the change in the fair value of the tax receivable agreement liability, including interest, compared to a gain of $9.1 million during the nine months ended November 30, 2022. We have calculated the fair value of the tax receivable agreement payments and identified the timing of the utilization of the tax attributes. The tax receivable agreement liability, related to exchanges as of the Business Combination date, is revalued at the end of each reporting period with the gain or loss as well as the associated interest reflected in gain (loss) from change in tax receivable agreement liability in the Unaudited Condensed Consolidated Statements of Operations in the period in which the change occurred.

In addition, under ASC 450, transactions with partnership unit holders after the acquisition date will result in additional Tax Receivable Agreement liabilities that are recorded on a gross undiscounted basis. During the nine months ended November 30, 2023 and 2022, the Tax Receivable Agreement applicable to this guidance increased by a negligible amount and $0.7 million, respectively.

Gain from Change in Fair Value of Warrant Liability

	Nine Months Ended November 30,
($ in thousands)	2023	2022	$ Change	% Change
Gain from change in fair value of warrant liability	$18,786	$36,764	$(17,978)	-49%

We recorded a gain of $18.8 million during the nine months ended November 30, 2023, a $18.0 million decrease compared to a gain of $36.8 million in the prior year for the change in fair value on the revaluation of our warrant liability associated with our warrants. We are required to revalue the warrants at the end of each reporting period and reflect in the Unaudited Condensed Consolidated Statements of Operations a gain or loss from the change in fair value of the warrant liability in the period in which the change occurred.

Gain from Change in Fair Value of Contingent Consideration

	Nine Months Ended November 30,
($ in thousands)	2023	2022	$ Change	% Change
Gain from change in fair value of contingent consideration	$15,360	$17,760	$(2,400)	-14%

We recorded a gain of $15.4 million during the nine months ended November 30, 2023, a $2.4 million decrease compared to a gain of $17.8 million in the prior year for the change in fair value on the revaluation of our contingent consideration associated with our restricted B-2 common stock and Series 2 RCUs. We are required to revalue the contingent consideration at the end of each reporting period or upon conversion and reflect in the Unaudited Condensed Consolidated Statements of Operations a gain or loss from the change in fair value of the contingent consideration in the period in which the change occurred.

Provision for Income Taxes

	Nine Months Ended November 30,
($ in thousands)	2023	2022	$ Change	% Change
Loss before income taxes	$(1,213,371)	$(546,713)	$(666,658)	nm
Income tax benefit	73,827	130,010	(56,183)	-43%

Loss before income taxes was $1,213.4 million for the nine months ended November 30, 2023, a $666.7 million increase compared to $546.7 million for the nine months ended November 30, 2022. The increase in the loss was primarily related to the $582.9 million larger impairment on goodwill in fiscal 2024 and the $34.0 million impairment on indefinite-lived intangible assets in fiscal 2024. Additionally, there was a $18.0 million decrease in the gain associated with the change in the fair value of the warrant liability, $2.4 million decrease in the gain associated with the fair value adjustments for the contingent consideration liability related to the restricted Series B-2 common stock and Series 2 RCUs and $21.2 million of higher interest expense when compared to the prior year. We also recorded an $17.8 million expense for the unfavorable arbitration ruling related to the Kewill customer case in the second quarter of fiscal 2024. Partially offsetting the increases in the loss was a $13.9 million reduction in acquisition and other related expenses due to the Logistyx Acquisition in March 2022.

Income tax benefit was $73.8 million, or 6.1%, for the nine months ended November 30, 2023 compared to $130.0 million, or 23.8%, for the nine months ended November 30, 2022. $69.0 million of the income tax benefit, net of a valuation allowance of $178.9 million, for the nine months ended November 30, 2023 primarily resulted from the discrete impact of the goodwill impairment taken in fiscal 2024. The remainder of the change in our effective tax rate between periods primarily relates to increases in valuation allowances in jurisdictions within which certain deferred tax assets are not being benefited as well as changes in the impact of book income and losses of affiliates on the carrying amount of our partnership investment and changes in the mark-to-market gains and losses on certain contingent liabilities.

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

The table below presents our Non-GAAP gross profit reconciled to our reported gross profit, the closest U.S. GAAP measure, for the periods indicated:

	Three Months Ended November 30,		Nine Months Ended November 30,
($ in thousands)	2023	2022	2023	2022
Gross profit
Reported gross profit	$78,576	$84,143	$237,160	$243,268
Depreciation and amortization	28,681	28,388	86,102	85,447
Non-recurring/non-operating costs (1)	1,099	513	3,269	2,115
Share-based compensation (2)	1,305	542	3,068	862
Non-GAAP gross profit	$109,661	$113,586	$329,599	$331,692
Gross margin	49.9%	51.0%	49.8%	50.1%
Non-GAAP gross margin	69.6%	68.9%	69.2%	68.3%

(1)
Primarily includes other non-recurring expenses such as systems integrations and consulting and advisory fees.
(2)
Reflects non-cash, long-term share-based compensation expense.

The table below presents our Adjusted EBITDA reconciled to our net income (loss), the closest U.S. GAAP measure, for the periods indicated:

	Three Months Ended November 30,		Nine Months Ended November 30,
($ in thousands)	2023	2022	2023	2022
Net (loss) income	$(740,031)	$5,503	$(1,139,544)	$(416,703)
Adjustments:
Interest expense, net	24,941	19,509	73,889	52,411
Income tax benefit	(5,413)	(7,877)	(73,827)	(130,010)
Depreciation and amortization	53,590	52,451	160,758	159,831
EBITDA	(666,913)	69,586	(978,724)	(334,471)
EBITDA Margin	-423.4%	42.2%	-205.6%	-68.8%
Goodwill impairment charge (1)	687,700	—	1,097,741	514,816
Intangible asset impairment charge (2)	30,000	—	34,000	—
Right-of-use assets impairment charge (3)	70	1,761	619	4,137
Acquisition-related adjustments (4)	9	1,969	416	14,313
Gain from change in tax receivable agreement liability (5)	(2,888)	(2,697)	(8,355)	(9,089)
Gain from change in fair value of warrant liability (6)	(2,617)	(16,150)	(18,786)	(36,764)
Gain from change in fair value of contingent consideration (7)	(5,100)	(6,300)	(15,360)	(17,760)
Non-recurring/non-operating costs (8)	8,254	3,189	17,180	7,563
Legal settlement (9)	—	—	17,750	—
Share-based compensation (10)	6,841	4,797	18,744	13,157
Adjusted EBITDA	$55,356	$56,155	$165,225	$155,902
Adjusted EBITDA Margin	35.1%	34.1%	34.7%	32.1%

(1)
Represents the goodwill impairment taken in the first and third quarters of fiscal 2024 and second quarter of fiscal 2023.
(2)
Represents the indefinite-lived tradename / trade name impairment taken in the first and third quarters of fiscal 2024.
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

Three Months Ended November 30, 2023 compared to Three Months Ended November 30, 2022

Gross Profit

	Three Months Ended November 30,
($ in thousands)	2023	2022	$ Change	% Change
Gross profit	$78,576	$84,143	$(5,567)	-7%
Gross margin	49.9%	51.0%

Gross profit was $78.6 million for the three months ended November 30, 2023, a $5.6 million, or 7%, decrease compared to $84.1 million for three months ended November 30, 2022. Subscriptions gross profit was down 4% while professional services and other gross profit was down 26%. Gross margin was 50% for the third quarter of fiscal 2024 compared to 51% for the third quarter of fiscal 2023.

Non-GAAP Gross Profit

	Three Months Ended November 30,
($ in thousands)	2023	2022	$ Change	% Change
Non-GAAP gross profit	$109,661	$113,586	$(3,925)	-3%
Non-GAAP gross margin	69.6%	68.9%

Non-GAAP gross profit was $109.7 million for the three months ended November 30, 2023, a $3.9 million, or 3%, decrease compared to $113.6 million for the three months ended November 30, 2022. The decrease in Non-GAAP gross profit was primarily due to a decrease in total revenue partially offset by lower software and hosting costs in subscription costs of revenue and consulting services in the professional services and other costs of revenue. The Non-GAAP gross margin increased in the third quarter of fiscal 2024 to 70% compared to 69% in the third quarter of fiscal 2023.

EBITDA

	Three Months Ended November 30,
($ in thousands)	2023	2022	$ Change	% Change
EBITDA	$(666,913)	$69,586	$(736,499)	nm
EBITDA margin	-423.4%	42.2%

EBITDA was a negative $666.9 million for the three months ended November 30, 2023, a $736.5 million decrease compared to $69.6 million EBITDA for three months ended November 30, 2022. EBITDA margin was a negative 423% for the third quarter of fiscal 2024 compared to 42% in the prior year. The decrease in EBITDA and EBITDA margin was primarily related to the $687.7 million impairment on goodwill taken in fiscal 2024, the $30.0 million indefinite-lived intangible asset charge taken in fiscal 2024, the $13.5 million decrease in the gain for the fair value adjustment for the warrant liability and a $1.2 million decrease in the gain associated with the fair value adjustment for the contingent consideration liability related to the restricted Series B-2 common stock as compared to prior periods. These reductions were partially offset by the $2.0 million decrease in acquisition-related expenses between periods.

Adjusted EBITDA

	Three Months Ended November 30,
($ in thousands)	2023	2022	$ Change	% Change
Adjusted EBITDA	$55,356	$56,155	$(799)	-1%
Adjusted EBITDA margin	35.1%	34.1%

Adjusted EBITDA was $55.4 million for the three months ended November 30, 2023, a $0.8 million, or 1%, decrease compared to $56.2 million for the three months ended November 30, 2022. Adjusted EBITDA margin was 35% for the third quarter of fiscal 2024 compared to 34% for the third quarter of fiscal 2023. The decrease in Adjusted EBITDA was primarily a result lower Non-GAAP gross profit and lower operating expenses mainly comprised of $3.0 million in personnel costs partially offset by $1.3 million of higher expense for allowance for credit losses in sales and marketing expenses compared to prior periods.

Nine Months Ended November 30, 2023 compared to Nine Months Ended November 30, 2022

Gross Profit

	Nine Months Ended November 30,
($ in thousands)	2023	2022	$ Change	% Change
Gross profit	$237,160	$243,268	$(6,108)	-3%
Gross margin	49.8%	50.1%

Gross profit was $237.2 million for the nine months ended November 30, 2023, a $6.1 million, or 3%, decrease compared to $243.3 million for nine months ended November 30, 2022. Subscriptions gross profit was up 1% while professional services and other gross profit was down 29%. Gross margin was flat at 50% for the first nine months of fiscal 2024 and 2023.

Non-GAAP Gross Profit

	Nine Months Ended November 30,
($ in thousands)	2023	2022	$ Change	% Change
Non-GAAP gross profit	$329,599	$331,692	$(2,093)	-1%
Non-GAAP gross margin	69.2%	68.3%

Non-GAAP gross profit was $329.6 million for the nine months ended November 30, 2023, a $2.1 million, or 1%, decrease compared to $331.7 million for the nine months ended November 30, 2022. The decrease in Non-GAAP gross profit was driven by a decrease in professional services and other Non-GAAP gross profit, partially offset by an increase in subscriptions Non-GAAP gross profit. The Non-GAAP gross margin increased for the nine months of fiscal 2024 to 69% compared to 68% for the nine months of fiscal 2023.

EBITDA

	Nine Months Ended November 30,
($ in thousands)	2023	2022	$ Change	% Change
EBITDA	$(978,724)	$(334,471)	$(644,253)	nm
EBITDA margin	-205.6%	-68.8%

EBITDA was a negative $978.7 million for the nine months ended November 30, 2023, a $644.3 million decrease compared to a negative $334.5 million for nine months ended November 30, 2022. EBITDA margin was negative 206% for the nine months of fiscal 2024 compared to negative 69% in the prior year. The decrease in EBITDA and EBITDA margin was primarily related to the $582.9 million higher impairment on goodwill, $34.0 million impairment on indefinite-lived intangible assets in fiscal 2024, $17.8 million expense for the unfavorable arbitration ruling related to the Kewill customer case, a decrease in the gain of $18.0 million for the fair value adjustment for the warrant liability and a decrease in the gain of $2.4 million associated with the fair value adjustment for the contingent consideration liability related to the restricted Series B-2 common stock between periods. Partially offsetting these reductions was a decrease of $13.9 million of acquisition-related expenses between periods.

Adjusted EBITDA

	Nine Months Ended November 30,
($ in thousands)	2023	2022	$ Change	% Change
Adjusted EBITDA	$165,225	$155,902	$9,323	6%
Adjusted EBITDA margin	34.7%	32.1%

Adjusted EBITDA was $165.2 million for the nine months ended November 30, 2023, a $9.3 million, or 6%, increase compared to $155.9 million for the nine months ended November 30, 2022. Adjusted EBITDA margin was 35% for the nine months of fiscal 2024 compared to 32% for the nine months of fiscal 2023. The increase in Adjusted EBITDA and Adjusted EBITDA margin was primarily a result of lower operating expenses comprised of $4.5 million in personnel costs, $3.1 million in spend for consulting expenses and $4.3 million in marketing expenses due to the rebranding efforts in fiscal 2023. These savings were partially offset by $2.4 million of higher expense for allowance for credit losses in sales and marketing expenses compared to prior periods.

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

We had $110.3 million in cash and cash equivalents and $155.0 million of unused borrowing capacity under our 2021 Revolving Credit Facility as of November 30, 2023. See Note 12, Notes Payable to the Notes to the Unaudited Condensed Consolidated Financial Statements. We believe our existing cash and cash equivalents, cash provided by operating activities and, if necessary, the borrowing capacity under our 2021 Revolving Credit Facility will be sufficient to meet our working capital, debt repayment and capital expenditure requirements for at least the next twelve months.

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

The 2021 Term Loan has a variable interest rate resulting in an interest rate of 8.96% and 8.08% as of November 30, 2023 and February 28, 2023, respectively, which was based on SOFR plus 350 basis points and LIBOR plus 350 basis points, respectively. As of November 30, 2023 and February 28, 2023, the 2021 Term Loan had a principal balance outstanding of $1,070.0 million and $1,078.2 million, respectively. There were no outstanding borrowings, no letters of credit and $155.0 million available borrowing capacity under the 2021 Revolving Credit Facility as of November 30, 2023 and February 28, 2023.

The average interest rate on our 2021 Term Loan was impacted by changes in market interest rates, which was attributed to the Federal Open Market Committee (FOMC) of the Federal Reserve repeatedly raising their target benchmark interest rate throughout fiscal 2023 and into fiscal 2024, resulting in subsequent prime rate increases of 150 basis points between December 2022 and November 2023. Based on our current outstanding 2021 Term Loan as of November 30, 2023, this increase would result in an additional $16.0 million of interest expense per year.

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

Cash Flows

The following table presents net cash from operating, investing and financing activities:

	Nine Months Ended November 30,
($ in thousands)	2023	2022
Net cash provided by operating activities	$56,655	$43,151
Net cash used in investing activities	(22,301)	(222,716)
Net cash (used in) provided by financing activities	(10,798)	103,351
Effect of exchange rate changes on cash and cash equivalents	2,040	478
Net increase (decrease) in cash, cash equivalents and restricted cash	25,596	(75,736)
Cash, cash equivalents and restricted cash at beginning of period	104,342	174,554
Cash, cash equivalents and restricted cash at end of period	$129,938	$98,818

Nine Months Ended November 30, 2023 compared to Nine Months Ended November 30, 2022

As of November 30, 2023, our consolidated cash, cash equivalents and restricted cash was $129.9 million, a $25.6 million increase from our balance of $104.3 million as of February 28, 2023.

Net cash provided by operating activities for the nine months ended November 30, 2023 was $56.7 million compared to $43.2 million for the nine months ended November 30, 2022. The $13.5 million increase in cash was primarily driven by less cash used for consulting and acquisition-related expenses in fiscal 2024 and less cash used for working capital items in fiscal 2024 for such items as the following:

•
increase in cash provided by accounts receivable;
•
increase in cash from channel client deposits;
•
offset by an increase in the use of cash for accounts payable and accrued liabilities which includes items such as accrued compensation, accrued interest, trade accounts payable and litigation settlements; and
•
an increase in cash for prepaid expenses and other current assets for such items as deferred commissions and security deposits.

Net cash used in investing activities was $22.3 million and $222.7 million for the nine months ended November 30, 2023 and 2022, respectively. During the nine months of fiscal 2024 and 2023, $22.3 million and $40.5 million were used for the acquisition of software and property related to our data centers, respectively. Additionally, during fiscal year 2023, net cash of $179.2 million was used for the Logistyx Acquisition and $3.0 million was used for a minority investment in a private firm during the first quarter of fiscal 2023.

Net cash used in financing activities for the nine months ended November 30, 2023 was $10.8 million compared to net cash provided by financing activities of $103.4 million for nine months ended November 30, 2022. The decrease in cash provided by financing activities was mainly due to the following:

•
We received a $190.0 million incremental term loan for the Logistyx Acquisition and repaid the $95.0 million under the 2021 Revolving Credit Facility in fiscal 2023;
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

Amounts payable under the Tax Receivable Agreement will be contingent upon, among other things, our generation of taxable income over the term of the Tax Receivable Agreement. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits subject to the Tax Receivable Agreement, we would not be required to make the related payments under the Tax Receivable Agreement. Although the amount of any payments required to be made under the Tax Receivable Agreement may be significant, the timing of these payments will vary and will generally be limited to one payment per member per year. We have not made any Tax Receivable Agreement payments to any Tax Receivable Agreement holders of E2open Holdings as of November 30, 2023.

The liability related to the Tax Receivable Agreement was $61.4 million and $69.7 million as of November 30, 2023 and February 28, 2023, respectively, assuming (1) a corporate tax rate of 24.2% as of November 30, 2023 and February 28, 2023, (2) no dispositions of corporate subsidiaries, (3) no material changes in tax law and (4) we do not elect an early termination of the Tax Receivable Agreement. However, due to the uncertainty of various factors, including: (a) the timing and value of future exchanges, (b) the amount and timing of our future taxable income, (c) changes in our tax rate, (d) no future dispositions of any corporate stock, (e) changes in the tax law and (f) changes in the discount rate, the likely tax savings we will realize and the resulting amounts we are likely to pay to the selling equity holders of E2open Holdings pursuant to the Tax Receivable Agreement are uncertain. Interest accrued on the portion of the Tax Receivable Agreement liability recorded under ASC 805 at a rate of LIBOR plus 100 basis points through June 30, 2023. Beginning July 1, 2023, interest will accrue at SOFR plus the applicable spread for the quarter. The portion of the Tax Receivable Agreement liability under ASC 450 is recorded on a gross undiscounted basis. These transactions, such as a conversion of Common Units to Class A Common Stock, result in a change in the Tax Receivable Agreement liability and a charge to equity.

The liability recorded on the balance sheet does not include an estimate of the amount of payments to be made if certain sellers exchanged their remaining interests in E2open Holdings for our common stock, as this amount is dependent on several future variables, including timing of future exchanges, stock price at date of exchange, tax attributes of the individual parties to the exchange and changes in future applicable federal and state tax rates.

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

As of November 30, 2023, we have a current Tax Receivable Agreement liability of $1.7 million which is recorded in accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets. The determination of current and long-term is based on management's estimate of taxable income for the fiscal year and the determination that a Tax Receivable Agreement liability payment is due and payable within the next twelve months. To the extent the estimate differs from actual results, a reclass may be required for portions of the Tax Receivable Agreement liability between current and long-term.

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

Warrant Liability

As of November 30, 2023 and February 28, 2023, there were an aggregate of 29,079,872 warrants outstanding. Each warrant entitles its holder to purchase one share of our Class A Common Stock at an exercise price of $11.50 per share. The warrants are recorded as a liability in warrant liability on the Condensed Consolidated Balance Sheets with a balance of $10.8 million and $29.6 million as of November 30, 2023 and February 28, 2023, respectively. During the three months ended November 30, 2023 and 2022, a gain of $2.6 million and $16.2 million was recognized in gain from change in fair value of the warrant liability in the Unaudited Condensed Consolidated Statements of Operations, respectively. During the nine months ended November 30, 2023 and 2022, a gain of $18.8 million and $36.8 million was recognized in gain from change in fair value of the warrant liability, respectively.

Contingent Consideration

The contingent consideration liability was $14.2 million and $29.5 million as of November 30, 2023 and February 28, 2023, respectively. The fair value remeasurements resulted in a gain of $5.1 million and $6.3 million for the three months ended November 30, 2023 and 2022, respectively. The fair value remeasurements resulted in a gain of $15.4 million and $17.8 million for the nine months ended November 30, 2023 and 2022, respectively. The contingent liability represents the Series B-2 common stock and Series 2 RCUs.

Leases

We account for leases in accordance with ASC 842, Leases, which requires lessees to recognize lease liabilities and ROU assets on the balance sheet for contracts that provide lessees with the right to control the use of identified assets for periods of greater than 12 months.

Our non-cancelable operating leases for our office spaces and vehicles have various expiration dates through June 2030. Under these leases, our undiscounted future cash flows utilized in the calculation of the lease liabilities as of November 30, 2023 were: $2.3 million for December 1, 2023 through February 29, 2024, $8.5 million for fiscal 2025, $6.6 million for fiscal 2026, $5.5 million for fiscal 2027, $3.3 million for fiscal 2028 and $2.9 million thereafter. These numbers include interest of $3.9 million.

Our non-cancelable financing lease arrangements relate to software and computer equipment and have various expiration dates through November 2028. We have the right to purchase the software and computer equipment anytime during the lease or upon lease completion. Under these leases, our undiscounted future cash flows utilized in the calculation of the lease liabilities as of November 30, 2023 were: $0.4 million for December 1, 2023 through February 29, 2024, $1.4 million for fiscal 2025, $1.3 million for fiscal 2026, $0.8 million for fiscal 2027, $0.8 million for fiscal 2028 and $0.6 million thereafter. These numbers include interest of $0.8 million.

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

There have been no changes to our critical accounting policies and estimates during the three months ended November 30, 2023 from those previously disclosed in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Form 10-K.

Recent Accounting Pronouncements

Recently issued and adopted accounting pronouncements are described in Note 2, Accounting Standards to the Notes to the Unaudited Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the market risks during the three months ended November 30, 2023 from those previously disclosed in Part II, Item 7A., Quantitative and Qualitative Disclosures About Market Risk of our 2023 Form 10-K.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We have disclosure controls and procedures in place to ensure that information required to be disclosed in our reports filed or submitted under the Securities and Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. These controls and procedures are accumulated and communicated to management, including our Interim Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, we performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by the Quarterly Report. In designing and evaluating these disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based on that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the quarter ended November 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We review our disclosure controls and procedures, which may include internal controls over financial reporting, on an ongoing basis. From time to time, management makes changes to enhance the effectiveness of these controls and ensure that they continue to meet the needs of our business over time.

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

Item 1A. Risk Factors.

There have been no material changes in our risk factors during the three months ended November 30, 2023 from those previously disclosed in Part I, Item 1A., Risk Factors of our 2023 Form 10-K. You should carefully consider the risk factors discussed in our 2023 Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information

None.

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
10.1

Release and Non-Competition Agreement, by and between E2open Parent Holdings, Inc. and Michael A. Farlekas, dated October 10, 2023 (incorporated by reference to Exhibit 10.1 of E2open Parent Holdings, Inc.'s Form 8-K filed with the SEC on October 10, 2023).

10.2

Letter Agreement, by and between E2open Parent Holdings, Inc. and Andrew Appel, dated as of October 10, 2023 (incorporated by reference to Exhibit 10.2 of E2open Parent Holdings, Inc.'s Form 8-K filed with the SEC on October 10, 2023).

10.3	Restricted Stock Agreement for Andrew Appel dated October 10, 2023 (incorporated by reference to Exhibit 10.3 of E2open Parent Holdings, Inc.'s Form 8-K filed with the SEC on October 10, 2023).
10.4	Form of Retention Agreement (incorporated by reference to Exhibit 10.1 of E2open Parent Holdings, Inc.'s Form 8-K filed with the SEC on November 22, 2023).
31.1*	Certification of Interim Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Interim Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File

* Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

E2open Parent Holdings, Inc.

Date: January 9, 2024	By:	/s/ Andrew M. Appel
Andrew M. Appel
Interim Chief Executive Officer

Date: January 9, 2024	By:	/s/ Marje Armstrong
Marje Armstrong
Chief Financial Officer