Form 10-K
period 2024-02-29
E2open Parent Holdings, Inc.
filed 2024-04-29
CIK 1800347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2024

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

As of August 31, 2023, the aggregate market value of the registrant's Class A ordinary shares held by non-affiliates of the registrant was $770.8 million based on the closing sale price of $4.83 as reported on The New York Stock Exchange.

As of April 24, 2024, E2open Parent Holdings, Inc. had 306,526,294 shares of Class A common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's definitive proxy statement, in connection with its 2024 annual meeting of stockholders, to be filed within 120 days after the end of the fiscal year ended February 29, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Auditor Firm Id:	42	Auditor Name:	Ernst & Young LLP	Auditor Location:	Austin, Texas, United States

Glossary of Terms

Abbreviation	Term

ASC	Accounting Standards Codification

BluJay	BluJay TopCo Limited, a private limited liability company registered in England and Wales which owned BluJay Solutions, a cloud-based logistics execution platform company

Business Combination	purchase of E2open Holdings, LLC and its subsidiaries by CCNB1 on February 4, 2021

CC Capital	CC NB Sponsor 1 Holdings LLC

CCNB1	CC Neuberger Principal Holdings I

Class A Common Stock	Class A common stock, par value $0.0001 per share

Class V Common Stock	Class V common stock, par value $0.0001 per share

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

nm	not meaningful

NYSE	New York Stock Exchange

OEM	original equipment manufacturer

PIPE	private investment in public equity; financing from institutional investors

PIPE Investment	an aggregate of 69,500,000 shares of Class A Common Stock purchased in connection with the Business Combination, as defined below, at $10.00 per for a total of $695.0 million

Purchase Agreement	Share Purchase Deed entered into on May 27, 2021 with BluJay

RCU	restricted common units representing Series 1 and Series 2 of E2open Holdings, LLC

Abbreviation	Term
SaaS	software-as-a-service or a software distribution model in which a company hosts applications for clients and makes these applications available to clients via the internet/cloud technology

SCM	omni-channel and supply chain management

SEC	U.S. Securities and Exchange Commission

SKU

stock-keeping record, a functional application that may be used as a standalone application or with other functional applications/SKUs, each of which belongs to only one product family, and each product family has between four and ten SKUs

SOFR	Secured Overnight Financing Rate

TAM	total addressable market, which is the estimated potential market size for SCM software in North America and Europe

Temasek	Temasek Holdings (Private) Limited

U.S. GAAP	generally accepted accounting principles in the United States

VWAP	daily per share volume-weighted average price of the Class A Common Stock on the NYSE as displayed on the Bloomberg page under the heading Bloomberg VWAP

Forward-Looking Statements

This Annual Report on Form 10-K (2024 Form 10-K) contains “forward-looking statements” within the meaning of the federal securities law. These forward-looking statements give E2open Parent Holdings, Inc.'s (we, our, us, Company or E2open) current expectations and include projections of results of operations or financial condition or forecasts of future events. Words such as “may,” “can,” “should,” “will,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” and similar expressions are used to identify forward-looking statements. Without limiting the generality of the forgoing, forward-looking statements contained in this document include our expectations regarding our future growth, operational and financial performance and business prospects and opportunities.

These forward-looking statements are based on information available as of the date of this 2024 Form 10-K and management's current expectations, forecasts and assumptions, and involve a number of judgments, known and unknown risks and uncertainties and other factors, many of which are outside our control and our directors, officers and affiliates. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date. We do not undertake any obligation to update, add or to otherwise correct any forward-looking statements contained herein to reflect events or circumstances after the date they were made, whether as a result of new information, future events, inaccuracies that become apparent after the date hereof or otherwise, except as may be required under applicable securities laws.

As a result of a number of known and unknown risks and uncertainties, our results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

•
the effect of the volatile, negative or uncertain macroeconomic and political conditions, inflation, fluctuation in foreign currency exchange rates and the political effects of these factors on our business, our slowing growth rate, results of operations and financial condition as well as our clients' businesses and levels of business activity;
•
changes in market interest rates particularly on our variable rate debt, including the recent significant increases in market interest rates experienced in fiscal 2023 and 2024 and that may continue to increase in fiscal 2025;
•
the inability to realize the value of the goodwill and intangible assets, which could result in the incurrence of material charges related to the impairment of those assets;
•
the inability to develop and market new product innovations and monetize our network;
•
the slowing of our growth rate due to lower than anticipated new bookings and higher than expected churn;
•
risks associated with our past acquisitions (including the BluJay and Logistyx acquisitions), including the failure to successfully integrate operations, personnel, systems and products of the acquired companies, adverse tax consequences of acquisitions, greater than expected liabilities of the acquired companies, charges to earnings from the acquisitions, the ability of the combined company to grow and manage profitability, maintain relationships with clients and suppliers and retain its management and key employees and the ability to recognize the anticipated benefits of the acquisition;
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
•
the diversion of management's attention and consumption of resources as a result of the strategic alternatives process;
•
the inability to adequately protect key intellectual property rights or proprietary technology;
•
failure to maintain adequate operational and financial resources or raise additional capital or generate sufficient cash flows;
•
cyber-attacks and security vulnerabilities; and
•
certain other factors discussed elsewhere in this 2024 Form 10-K.

For a further discussion of these and other factors that could impact our future results and performance, see Part I, Item 1A., Risk Factors.

PART I

Item 1. Business

Company Overview

We are a world-class provider of cloud-based, end-to-end SCM and orchestration software. Our connected supply chain software platform enables the largest companies to transform the way they make, move and sell goods and services. With the broadest cloud-native global SaaS platform purpose-built for modern supply chains, we connect more than 480,000 manufacturing, logistics, channel and distribution partners across our multi-enterprise network processing approximately 16 billion transactions annually. Our SaaS platform spans many key strategic and operational areas including omni-channel, demand sensing, supply planning, global trade management, transportation and logistics and manufacturing and supply management. We primarily generate revenue from the sale of software subscriptions and professional services. Our software combines networks, data and applications to provide a deeply embedded, mission-critical platform that allows clients to optimize their channel and supply chains and accelerate their growth, reduce costs, increase visibility and improve resiliency. Given the mission-critical nature of our solutions, we maintain long-term relationships with our clients, which is reflected by our long client tenure. We serve approximately 5,800 clients in all major countries in the world across a wide range of end-markets, including consumer goods, food and beverage, manufacturing, retail, industrial and automotive, aerospace and defense, technology and transportation, among others.

We operate in what we believe is an attractive industry with strong secular tailwinds and a TAM which includes significant whitespace within our current client base. This upsell opportunity within our existing client base is largely driven by their current technology landscape which is often a combination of legacy point solutions and home-grown applications along with a combination of manual processes and spreadsheets. As the process of bringing goods and services to market continues to evolve, supply chains have grown more complex and the need for modern cloud-based solutions has continued to increase. Our SaaS platform has the ability to anticipate disruptions and opportunities in order to help companies improve efficiency, reduce waste and operate sustainably. We believe our cloud-based, end-to-end supply chain software platform offers a differentiated and more connected solution for clients to run a fully integrated supply chain solution providing not just visibility, but the ability to orchestrate their extended supply chain.

Our Platform

Our SaaS platform brings together networks, data, applications and a collaborative user experience to facilitate end-to-end supply chain visibility across omni-channels, planning, execution and procurement and delivers a strong value proposition.

Network

Our network consists of four distinct, but connected, ecosystems: Demand, Supply, Logistics and Global Trade.

Our Demand ecosystem represents the global cohort of partners that brands rely on our network to sell their products. Retailers, distributors, re-sellers and those who sell goods primarily through online channels are grouped under this ecosystem.

Our Supply ecosystem is comprised of partners for the production of goods that brands rely on to manufacture their products, including components, materials and manufacturing capacity. Contract manufacturers, co-packers, component and raw material suppliers across multiple tiers of the manufacturing process are grouped under this ecosystem.

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

Data

Our proprietary algorithms capture, cleanse, normalize and harmonize the data within our network ecosystems that feed our solutions to deliver compelling value to our clients. Additionally, our clients can combine internal and external vendor data with our network to drive informed decision-making based on real-time information. Our ability to capture and harmonize data from our clients and their trading partners in any native format demonstrates the strong capabilities of our software architecture and integrated data model. The combination of network ecosystems, data and applications provides end-to-end supply chain visibility in a way that is unique to our platform and provides cost savings measures for our clients.

Applications

Our end-to-end applications provide advanced algorithms including artificial intelligence and machine learning-based advanced analytics to help clients gain insights for enhanced decision-making across channel, supply chain planning, execution and procurement functions. Our applications are organized into five product families: Channel, Planning, Global Trade, Logistics and Supply.

Channel: Complete 360-degree view of retail, distribution and online activity with the decision-grade partner data to empower clients to manage incentive programs and retail execution, access and optimize partner performance and measure the return on channel investments.

Planning: Create accurate plans that align demand, supply and inventory across the entire value chain, send changes using real-time data, assess the business impact of deviations, evaluate corrective actions and collaborate with sub-tier partners to put plans into actions.

Global Trade: Manage every aspect of trade on a single platform from import and export duties to free trade agreements, bonded warehouses, custom filings and compliance with government regulations backed by the most comprehensive, up-to-date trade content available.

Logistics: Plan and execute the movement of goods anywhere in the world across any mode of transportation with the agility and resiliency to respond rapidly to changes or disruptions.

Supply: Gain agility and resiliency with multi-tier visibility into supply, including materials and capacity, enable complex direct sourcing and procurement efficiencies and achieve consistent quality and control for both internal and external manufacturing.

Competitive Strengths

World Class End-to-End Mission Critical Software

We are focused on providing a world class cloud-based, end-to-end SCM and orchestration software that will provide the full supply chain visibility and solutions needed by our clients.

•
Single connected SCM platform for planning and execution, making aligned decisions that consider the realities of our client’s extended supply chain and orchestrating actions across internal and sub-tier ecosystem partners.
•
Connected decisions to comply with regulations that increasingly extend to sub-tiers beyond our client’s immediate control, manage risks and disruptions across extended supply chains that impact production and customer service, accelerate growth to expand sales and revenue and improve operational efficiencies reducing waste and increasing profitability.
•
Largest supply chain operating network that includes all four ecosystems, increasing the likelihood that the partners our clients trade with are already on our network, with reusable connections to lower the barrier, reduce the time to value and cost to implement.
•
Full range of best-in-class planning and execution applications on a single platform offering the ability to reduce enterprise complexity, lower integration costs and enable cross-functional workflows to unlock value in more advanced deployments.
•
Decades of multi-enterprise experience in understanding complex sub-tier processes to make, move and sell goods as well as design products to operate in multi-enterprise environments which are exponentially more complex than the traditional enterprise approach.
•
Decades of experience in deploying artificial intelligence in production at scale, with deep expertise on the corner cases and exception handling required to make applied artificial intelligence in supply chains successful. Our network provides access to sub-tier value chain partner data required to feed artificial intelligence for supply chain decisions and the ability to automate process orchestration across sub-tier parties to put artificial intelligence decision into action.

Strong Network Effects Enhanced by a Flexible and Integrated Data Model

Our core offerings are underpinned by an integrated data model that facilitates the flow and processing of data for participants across several ecosystems and applications. This model facilitates low latency, “many-to-one-to-many” data exchange across trading partner ecosystems. The combination of our integrated and flexible data model along with our connected ecosystems powers our clients' solutions allowing them to efficiently orchestrate their end-to-end supply chains. This architecture is designed to ensure that each participant and data source within these ecosystems enhances our applications, which in turn improves the network and the value we deliver to our clients and participants. Additionally, we believe utilizing our software to efficiently orchestrate our clients' end-to-end supply chains enables our clients to realize significant value and return on investment.

Our software architecture and ability to normalize and harmonize data creates a scalable software platform that can efficiently integrate acquisitions and new product applications seamlessly into a consolidated and holistic SaaS solution. Our software architecture and this ability have been driving forces behind our robust track-record of successful acquisition integrations.

Importantly, we believe there is incremental value we can create by utilizing the data flowing through our network to develop insights that can further help our clients as well as other target markets. We plan to develop a comprehensive strategy to capture this market opportunity and deepen our relationships with clients, which has the potential to meaningfully accelerate revenue growth.

Long-Term Relationships with Diversified, Fortune 1000 Client Base

We deliver solutions for some of the largest global brand owners and manufacturers. Our diverse client base of large enterprise clients spans a broad spectrum of industries including consumer goods, food and beverage, manufacturing, retail, technology and transportation, among others.

Our software is critical to the operations of companies with complex supply chain needs. It not only provides operational efficiencies, but also contributes a financial impact through cost reductions and enabling new revenue opportunities. Our clients utilize our highly differentiated solutions to orchestrate their supply chains, which enables them to realize significant value and return on investment, especially in volatile environments.

Clients' focus and satisfaction are the bedrock of our mission. The success of our clients is the cornerstone of our successful growth. As such, we are refocusing our culture and operations around our client-centric approach.

Growth Strategies

We intend to profitably grow our business and create shareholder value through the following strategic initiatives:

Expand Within Existing Clients

We believe there is a significant opportunity to drive growth through expansion of our existing client relationships. Cross-selling represents a strong growth area for us given that we have substantial whitespace within our current client base. Our products and network provide a unique opportunity to facilitate end-to-end SCM. This provides us a significant opportunity to cross-sell additional products to our clients, accelerating growth and strengthening relationships with our installed client base.

Win New Clients

As part of our growth strategy, another key growth lever is winning new clients. We have invested in strategic system integrator partnership initiatives to reach clients we could not previously reach. We are building collaborative go-to-market partnerships with key strategic system integrator partners. Our joint goal is to identify strategic integrator partners' clients carrying out broad digital transformation projects who have supply chain software needs that match well with our vertical market expertise and product value proposition. Additionally, we plan to continue pursuing strategic partnerships and leverage the networks of our board of directors, advisory board and others to elevate conversations with C-level executives at key targets in our pipeline. We also intend to utilize these relationships and networks as well as our own channel reseller and partner network to accelerate growth through the onboarding of new clients.

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

Intellectual Property

We consider the protection of our intellectual property and proprietary information to be an important facet of our business. We own a number of trademarks, patents, copyrights and domain names registered in the United States and abroad that, together, are meaningful to our business, including the e2open, BluJay, Logistyx, Amber Road and INTTRA marks, among others. From time to time, we have pursued enforcement of our intellectual property rights against third parties and expect to do so in the future. In addition, we enter into customary confidentiality and invention assignment agreements with employees and contractors involved in the development of our intellectual property.

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

Human Capital

We believe our success in delivering cloud-based, end-to-end SCM software relies on our culture, values, and the creativity and commitment of our people. Each member of our global team performs an integral role within the organization that helps us to successfully manage our operations and serve our clients. We operate in 24 offices across North America, South America, Europe and Asia-Pacific.

As of February 29, 2024, we had 3,916 full-time employees with 1,182 in North and South America, 484 in Europe and 2,250 in Asia-Pacific. Employee diversity and inclusive business practices are central to our corporate identity and ingrained in everything we do.

The following tables depict our diversity by gender for all employees as of February 29, 2024:

		Male	Female	Total
All Offices Worldwide	Headcount	2,651	1,320	3,971
	Percentage of Employees	67%	33%
People Managers	Headcount	618	230	848
	Percentage of Employees	73%	27%
Individual Contributors	Headcount	2,033	1,090	3,123
	Percentage of Employees	65%	35%

The following tables depicts our U.S. employee diversity by race as of February 29, 2024:

		American Indian/ Alaskan Native	Asian	Black or African American	Hispanic or Latino	Native Hawaiian or Other Pacific Islander	Two or More Races	White	Total
U.S. Employees	Headcount	3	203	40	72	11	15	772	1,116
	Percentage of Employees	0%	18%	4%	7%	1%	1%	69%
People Managers	Headcount	2	65	8	9	4	5	229	322
	Percentage of Employees	1%	20%	2%	3%	1%	2%	71%
Individual Contributors	Headcount	1	138	32	63	7	10	543	794
	Percentage of Employees	0%	17%	4%	8%	1%	1%	69%

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

We recognize and value the important role of employee training in our long-term growth. We strive to be the best in the industry, which demands the best from each employee. Training starts on day one to help streamline the transition employee onboarding. We created e2immersion, a several hour comprehensive introduction to e2open and how to navigate as a new hire. E2immersion includes new hire material on everything from our applications to compliance procedures. To ensure our employees' ongoing personal and professional growth, we developed e2open University where employees can participate in various online training classes. These training classes are continually updated and new classes are added, so that our employees have a full range of classes available on relevant topics. Each year, our employees receive role-specific training which includes product overviews, anti-harassment, insider trading, cybersecurity awareness, compliance with our Code of Business Conduct and other compliance and industry-specific subjects. E2open University also has courses on leadership and management skills, as well as business planning and application deployments, to name just a few.

We use a framework called e2review to drive our performance review and engagement process. E2review encourages continual open and interactive communication between employees and their managers allowing individual needs to be recognized and met, as well as company goals to be supported. This allows the employee and their manager to establish a professional development plan that facilitates personal employee growth while advancing our strategy.

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

We also foster innovation through the annual e2opennovation contest where individuals or teams develop innovative, useful, cost-saving and cutting-edge solutions that benefit clients, us and/or fellow team members. The competition includes two categories: (1) move the needle where innovation advances our three-year strategic goals and (2) hidden gems where innovation showcases work over the past year that elevates us and our clients.

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

We work to keep our employees updated on our developments, achievements and new product offerings through regular All Hands meetings with our senior leadership team. We consistently work to improve the employee experience by addressing feedback collected through our global employee survey as well as various targeted surveys we conduct with managers, new hires and employees leaving the Company. We use Viva Engage as an internal communications tool, enabling employees to connect by posting pictures of holiday and team celebrations, using it to share news about new hires and work anniversaries and otherwise connect in a more personal way.

Financial Information About Industry Segments

We have one reportable segment consisting of cloud-based, end-to-end SCM software. All of our activities are interrelated, and we evaluate our performance in total as one segment. Accordingly, we do not report segment information.

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

Item 1A. Risk Factors

Risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this 2024 Form 10-K and other public statements we make are described below. Based on the information currently known to us, we believe that the matters discussed below identify the material risk factors affecting our business. However, the risks and uncertainties we face are not limited to those described below. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, but that could later become material, may also adversely affect our business.

Summary of Risk Factors

The following summarizes risks and uncertainties that could materially adversely affect our business, financial condition, results of operations and stock price. You should read this summary together with the detailed description of each risk factor contained below.

Risks Related to Strategic Alternatives Process

•
We cannot assure you that our strategic review will result in any particular outcome, and the strategic review process or its conclusion will not adversely affect our business and our stockholders.

Risks Related to Macroeconomic and Market Competition

•
Changes in the global economic environment, inflation, elevated interest rates, recessions or prolonged periods of slow economic growth, and economic instability and actual and threatened geopolitical conflict, could have an adverse effect on our industry and business, as well as those of our customers and suppliers.
•
Adverse or weakened general economic and market conditions may reduce spending on supply chain technology and information, which could harm our revenue, results of operations and cash flows.
•
We face intense competition, and our failure to compete successfully would make it difficult for us to add and retain clients and would impede the growth of our business.

Risks Related to our Indebtedness

•
Our substantial level of indebtedness and significant leverage may materially adversely affect our ability to fund our operations and limit our ability to react to changes in the economy or our industry.
•
Our variable rate indebtedness subjects us to interest rate risk, which, along with the phase-out of LIBOR and transition to SOFR could cause our debt service obligations to increase significantly.
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
•
Delays in implementing our products could adversely impact our business, results of operations, cash flows and financial conditions.
•
Because we generally recognize revenue from subscriptions for our services over the term of the subscription, downturns or upturns in new business may not be immediately reflected in our operating results.
•
We have experienced rapid growth in historic periods that may not be indicative of our future growth.
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

•
We have increased costs and obligations as a result of being a public company.
•
We may not be successful in continuing to meet the internal control requirements of the Sarbanes-Oxley Act of 2002.
•
CC Capital and its affiliates, affiliates of Insight Partners and Temasek and its affiliates all have representation on our board of directors and beneficially own a significant equity interest in us and their interests may conflict with us or your interests.
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
•
Pursuant to the Tax Receivable Agreement associated with the Business Combination Agreement, we are required to pay certain sellers 85% of the tax savings that we realize as a result of increases in tax basis in E2open Holdings. These payments may be substantial, as well as exceed actual tax benefits. The timing of these payments may also be accelerated.

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

Risks Related to Strategic Review Process

We cannot assure you that our strategic review will result in any particular outcome, and the strategic review process or its conclusion will not adversely affect our business and our stockholders.

In March 2024, the Company's management and board of directors announced that they are engaged in a strategic review to maximize value for our stockholders. We are actively working with financial advisors and legal counsel in this review process.

No assurance can be given as to the timeline or outcome of the process, including whether the process will result in a transaction or that any transaction that is agreed to will be completed. Entry into or completion of any potential transaction or other strategic alternatives would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, regulatory approvals and the availability of financing for a potential transaction on reasonable terms. Even if a transaction is entered into, there can be no assurance that it will be successful or have a positive effect on stockholder value. Our board of directors may also determine that no transaction is in the best interest of our stockholders.

We expect to incur substantial expenses associated with identifying, evaluating, and negotiating potential strategic alternatives. The process of reviewing potential strategic alternatives may be time consuming, distracting and disruptive to our business operations. We may also incur additional unanticipated expenses in connection with this process. In addition, we may be subject to costly and time-consuming litigation related to the process. Further, the process may result in the loss of potential business opportunities and have a negative effect on the market price and volatility of our common stock, as well as our ability to recruit and retain qualified personnel.

In addition, speculation regarding any developments related to the strategic review and perceived uncertainties related to the future of the Company could cause our stock price to fluctuate significantly.

Risks Related to Macroeconomic and Market Competition

Changes in the global economic environment, inflation, elevated interest rates, recessions or prolonged periods of slow economic growth, and economic instability and actual and threatened geopolitical conflict, could have an adverse effect on our industry and business, as well as those of our customers and suppliers.

Continuing concerns over economic and business prospects in the United States and throughout the world, including impacts related to inflationary pressures and geopolitical disruptions have contributed to increased volatility and diminished expectations for the global economy. As a global company, we are subject to the risks arising from adverse changes in the domestic and global economies. In addition, uncertainty in the macroeconomic environment and associated global economic conditions have resulted in volatility in credit, equity and foreign currency markets. In fiscal 2024 and 2023, our revenues were subject to increased foreign currency exchange volatility, resulting in a positive impact of approximately $2.2 million and a negative impact of approximately $11.2 million from foreign currency exchange rates year-over-year, respectively. These macroeconomic conditions have and are likely to continue to affect the buying patterns of our customers and prospective customers, including the length of sales cycles, our overall pipeline and pipeline conversion rates and our revenue growth expectations. In addition, we have experienced, and could experience in the future, delays in payments from our customers experiencing weakness in their business as a result of the macroeconomic environment and associated global economic conditions, which could increase our credit risk exposure or adversely impact our cash flows and harm our financial condition. For example, in fiscal 2024, we experienced lengthening sales cycles, a decrease in pipeline conversion rates and slower revenue growth. If macroeconomic or geopolitical conditions continue to deteriorate or if the recovery is delayed, slows or is uneven, our overall results of operations could be adversely affected; we may not be able to grow at the rates we have experienced in the past and we could fail to meet the expectations of investors.

The full extent of the impact of current macroeconomic factors, including those related to inflationary pressures, foreign exchange rates and geopolitical disruptions, on our operational and financial performance remains uncertain and will depend on many factors outside our control. To the extent these factors adversely affect our business, results of operations and financial condition, this may also have the effect of heightening many of the other risks described in this section.

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

Risks Related to our Indebtedness

Our substantial level of indebtedness and significant leverage may materially adversely affect our ability to fund our operations and limit our ability to react to changes in the economy or our industry.

We have a substantial amount of indebtedness and are significantly leveraged. As of February 29, 2024, we had outstanding indebtedness in the principal amount of $1,067.2 million. Our 2021 Revolving Credit Facility has a borrowing capacity of $155.0 million with no outstanding borrowings as of February 29, 2024. Our substantial level of indebtedness increases the possibility that we may be unable to generate sufficient cash to pay the principal, interest or other amounts due in respect of our indebtedness. Our substantial indebtedness, combined with our other financial obligations and contractual commitments, may have a material adverse impact on us and our business. For example, it could:

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

All of the borrowings under the credit agreement (Credit Agreement), including the senior secured term loan due in 2028 and revolving credit facility due in 2026, bear interest at variable rates and are subject to the risk of changes in interest rates. The Federal Reserve raised interest rates substantially during fiscal 2023 and 2024, and as a result the interest we pay on our debt has increased significantly and has adversely impacted our results of operations and cash flows. This adverse impact may continue or worsen during fiscal 2025 if the Federal Reserve maintains interest rates at their current higher levels or elects to raise interest rates further.

In March and April 2023, we entered into interest rate collar agreements on a portion of our variable rate term loan debt in order to reduce our exposure to further increases in interest rates. We have not entered into interest rate derivative or hedging agreements related to our revolving credit facility, which is currently undrawn. In the future, we may enter into additional derivative or hedging agreements to further reduce our exposure to variable interest rates. However, we may not hedge all of our indebtedness, and any hedges that we may have, or will put in place, may not fully mitigate our interest rate risk.

In July 2023, we transitioned our variable interest rate based on LIBOR to SOFR for all borrowings under our Credit Agreement, including the term loan and revolver borrowings. SOFR is a relatively new reference rate and is administered and calculated differently than LIBOR. These and other factors could give rise to uncertainty regarding SOFR's suitability as a LIBOR replacement and make future SOFR rate movements more volatile.

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

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which in turn are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. Recent changes in market interest rates, including the recent significant increases in market interest rates experienced in fiscal 2023 and 2024, may continue to increase, causing additional cash requirements to meet increasing interest payments, Between February 2022 and February 2024, the 2021 Term Loan saw its variable interest rate rise from 4.00% to 8.95%. The rising interest expenses may further hinder our ability to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

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

Some of our clients have significant bargaining power when negotiating new licenses or subscriptions or renewals of existing agreements; they have the ability to buy similar products from other vendors or develop systems internally. These clients have and may continue to seek advantageous pricing and other commercial and performance terms that may require us to develop additional features in the products we sell to them or add complexity to our client agreements. Currently, as clients become larger, our pricing model recognizes various factors such as the number of products purchased and the penetration of those products within a client's operations. As such, when a client buys more products, their average cost per product can decline even though the total revenue from them increases. To date, we have generally seen sales to clients increase in proportion to or in excess of any reductions in the cost per product. However, there can be no guarantee that these results will continue in the future. If we are unable to negotiate renewals with our largest clients on favorable terms, our results of operations could be harmed.

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

Delays in implementing our products could adversely impact our business, results of operations, cash flows and financial condition.

Due to the size and complexity of most of our software implementations, our implementation cycle can be lengthy and may result in delays. Our products may require modification or customization and must integrate with our customers' existing systems. This can be time-consuming and expensive for customers and can result in implementation and deployment delays of our products. Additional delays could result if we fail to attract, train and retain services personnel. These delays and resulting customer dissatisfaction could limit our future sales opportunities, harm our reputation and adversely impact results of operations, cash flows and financial condition.

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

We have experienced rapid growth in historic periods that may not be indicative of our future growth.

We have experienced organic and acquisition-driven growth in historic periods, and revenue growth in future periods may not be consistent with our history. We believe our revenue growth depends on a number of factors, including, but not limited to, our ability to:

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

We have goodwill of $1,843.5 million and $2,927.8 million and net intangible assets of $841.0 million and $1,051.1 million as of February 29, 2024 and February 28, 2023, respectively. In accordance with U.S. GAAP, goodwill and intangible assets with an indefinite life are not amortized but are subject to a periodic impairment evaluation. Goodwill and acquired intangible assets with an indefinite life are tested for impairment at least annually or when events and circumstances indicate that fair value of a reporting unit may be below their carrying value. Some factors that could lead to a goodwill impairment assessment would be:

•
a material decline in the price of the Class A Common Stock;
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

During the first and third quarters of fiscal 2024 and second and fourth quarters of fiscal 2023, the market price of our Class A Common Stock and market capitalization declined significantly. We also experienced slowing growth and lowered projections for net sales and net operating margins due to lower than anticipated new bookings, lower revenue from tiered contracts, higher than expected churn and macroeconomic impacts primarily in the technology, freight and transportation sectors. These factors resulted in us determining that triggering events occurred, and goodwill impairment assessments were performed. The assessments indicated that the fair value of our equity and goodwill was less than its carrying amount and resulted in a goodwill impairment charge totaling $1,097.7 million in fiscal 2024 and $901.6 million in fiscal 2023.

Such impairment charges, like the charges that we incurred in fiscal 2024 and 2023, could materially and adversely affect our business, results of operations and financial condition. In accordance with U.S. GAAP, we will continue to test goodwill for impairment at least annually or when events and circumstances trigger the requirement for an interim evaluation.

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

The recent conflict between Russia and Ukraine has caused and may continue to lead to disruptions, instability and volatility in local, regional, national and global markets and economies. Countries worldwide have imposed targeted sanctions and export control measures and have threatened additional sanctions and export control measures, which have resulted in severe or complete restriction on exports to and other commerce and business dealings involving Russia and portions of Ukraine. We do not have offices or employees in Russia or Ukraine and have been working closely with outside advisors to ensure our products comply with all sanctions and global regulatory requirements. To date, the invasion has not materially affected our business. However, we continue to monitor the situation.

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

Our clients often use our solutions as a system of record and many of our clients are subject to regulation of their products, services and activities. Our knowledge library includes trade content sourced from government agencies and transportation carriers in numerous countries. It is often sourced from text documents and includes import and export regulations, shipping documents, preferential duties and taxes, specifications for free trade agreements, transportation rates, sailing schedules, embargoed country and restricted party lists and harmonized tariff codes. The information in these text documents may not be timely, accurate or complete. Our team of trade experts transforms these documents into a normalized and propriety knowledge base which is interpretable by software. Our trade experts have to interpret the legal and other requirements contained in the source documents, and we can provide no assurances that our trade experts do not make errors in the interpretation of these requirements. Furthermore, rules and regulations and other trade content used in our solutions change constantly, and we must continuously update our knowledge library. Maintaining a complete and accurate knowledge library is time-consuming and costly, and we can provide no assurances that our specialists will always make appropriate updates to the library on a timely basis. Errors or defects in updating the trade content we provide to our clients and any defects or errors in, or failure of, our software, hardware or systems, can result in an inability to process transactions in a timely manner or lead to violations that could expose our clients to fines and other substantial claims and penalties and involve criminal liability. In addition, these errors and delays could damage our reputation with both existing and new clients and result in lost clients and decreased revenue, which could materially and adversely affect our business, revenue and results of operations.

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

Risks Related to Being a Public Company and Ownership of Our Securities

We have increased costs and obligations as a result of being a public company.

As a public company, we are required to comply with corporate governance and financial reporting practices and policies. As a publicly traded company, we incur significant legal, accounting and other expenses that we were not required to incur in the past. In addition, new and changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated and to be promulgated thereunder, as well as under the Sarbanes-Oxley Act, the Jobs Act and the rules and regulations of the SEC and national securities exchanges have increased the costs and the time that the board of directors and management must devote to complying with these rules and regulations. We expect these rules and regulations to increase our legal and financial compliance costs and lead to a diversion of management's time and attention from revenue generating activities.

Furthermore, the need to maintain the corporate infrastructure demanded of a public company may divert management's attention from implementing our growth strategy, which could prevent us from improving our business, results of operations and financial condition. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a publicly traded company. However, the measures we take may not be sufficient to satisfy our obligations as a publicly traded company.

We may not be successful in continuing to meet the internal control requirements of the Sarbanes-Oxley Act of 2002.

The Sarbanes-Oxley Act of 2002 has many requirements applicable to us regarding corporate governance and financial reporting, including the requirements for management to report on internal controls over financial reporting and for our independent registered public accounting firm to express an opinion over the operating effectiveness of our internal control over financial reporting. As of February 29, 2024, our internal control over financial reporting was effective using the internal control framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission: Internal control—Integrated Framework (2013).

There can be no assurance that our internal control over financial reporting will be effective in future years. Failure to maintain effective internal controls, or the identification of material internal control deficiencies in acquisitions already made or made in the future could result in a decrease in the market value of our common stock, the reduced ability to obtain financing, the loss of clients, penalties and additional expenditures to meet the requirements in the future.

CC Capital and its affiliates, affiliates of Insight Partners and Temasek and its affiliates all have representation on our board of directors and beneficially own a significant equity interest in us and their interests may conflict with us or your interests.

CC Capital, Insight Partners and Temasek and their respective affiliates (collectively, the "Controlling Entities") collectively control approximately 26% of our total voting equity as of February 29, 2024. As a result of their representation on our board of directors and ownership, they have significant influence over our decisions to enter into any corporate transaction. In addition, the Controlling Entities are each in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. The Controlling Entities may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. Our certificate of incorporation provides that certain parties may engage in competitive businesses and renounces any entitlement to certain corporate opportunities offered to the private placement investors or any of their managers, officers, directors, equity holders, members, principals, affiliates and subsidiaries (other than us and our subsidiaries) that are not expressly offered to them in their capacities as our directors or officers. The certificate of incorporation also provides that certain parties or any of their managers, officers, directors, equity holders, members, principals, affiliates and subsidiaries (other than us and our subsidiaries) do not have any fiduciary duty to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us or any of our subsidiaries.

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

As of February 29, 2024, we have 29,079,872 warrants outstanding that are exercisable to purchase one Class A Common Stock at $11.50 per share. The outstanding warrants consist of 13,799,872 warrants offered in the IPO, 10,280,000 private placement warrants issued in conjunction with the closing of the IPO and 5,000,000 Forward Purchase Warrants issued pursuant to the Forward Purchase Agreement. When the warrants are exercised, they will increase the number of issued and outstanding shares of Class A Common Stock and reduce the value of the Class A Common Stock. The warrants expire five years after the Closing Date, or earlier upon redemption or liquidation.

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

Pursuant to the Tax Receivable Agreement associated with the Business Combination Agreement, we are required to pay certain sellers 85% of the tax savings that we realize as a result of increases in tax basis in E2open Holdings. These payments may be substantial, as well as exceed actual tax benefits. The timing of these payments may also be accelerated.

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

We have made numerous acquisitions, including our most recent acquisitions of BluJay and Logistyx. Acquisitions are inherently risky, and any acquisitions we complete may not be successful.

Our past acquisitions involve numerous risks, including, but not limited to, the following:

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

The success of our acquisitions, whether past or future, will depend in part on our ability to realize the anticipated business opportunities from combining the acquired operations with our business in an efficient and effective manner. The integration process could take longer than anticipated and could result in the loss of key employees, the disruption of each company's ongoing businesses, tax costs or inefficiencies or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect our ability to maintain relationships with clients, employees or other third parties or our ability to achieve the anticipated benefits of the acquisitions and could harm our financial performance. If we are unable to successfully or timely integrate the operations with our business, we may incur unanticipated liabilities and be unable to realize the anticipated benefits resulting from the acquisitions, and our business, results of operations and financial condition could be materially and adversely affected.

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

In addition, national level “fire walls” can disrupt existing usage of our applications as well as prevent expansion into certain geographies.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We believe we have appropriate processes for assessing, identifying and managing material risks from cybersecurity threats. Those processes are embodied in our enterprise-wide cybersecurity risk management program (Cyber Risk Program), which includes our cybersecurity governance structure and our cybersecurity strategy and processes.

Governance Structure

Board of Directors Oversight

Our board of directors has delegated oversight of our Cyber Risk Program to the Risk Committee of the board of directors. The presentations to the Risk Committee cover, among other things, our cyber incident experience, ongoing cyber threats, material risks, deployment of cybersecurity controls and risk mitigants, engagement of third parties (e.g., consultants and auditors) and third-party tools, our cyber insurance coverages and our employee-training programs.

Management’s Assessment and Management of Cybersecurity Threats

Members of the executive management team, along with others from senior management and others with varying areas of expertise, are engaged as part of our Cyber Risk Program:

•
Executive Vice President, Product Development & Infrastructure R&D: Direct management of our Cyber Risk Program falls within our Product Development and Infrastructure Research and Development team. The Executive Vice President (EVP) in charge of this team has extensive experience regarding cybersecurity matters and threats affecting business-to-business software and cloud services vendors such as E2open. The EVP is a member of our Cybersecurity Subcommittee of our Disclosure Committee, which is responsible for helping to determine whether a Cybersecurity Incident is “material” for purposes of publicly reporting cybersecurity incidents. Our EVP chairs our management Cybersecurity Subcommittee.
•
General Counsel: Our General Counsel has experience providing legal advice regarding cybersecurity-related programs as well as engaging with outside advisors and insurance brokers and underwriters on cybersecurity coverage, claims and loss mitigation. Our General Counsel is a member of our Cybersecurity Subcommittee of our Disclosure Committee.
•
Senior Vice President, Information Security and Compliance: Our Senior Vice President (SVP) has direct management of our Cyber Risk Program. He manages the day-to-day operations, oversees our security analysts and engineers and participates in our Cybersecurity Subcommittee meetings. He is trained in cybersecurity strategy, planning, and execution and holds industry recognized security certifications, including Certified Information Systems Security Professional (CISSP) from the International Information System Security Certification Consortium (ISC2) and Certified Information Security Manager (CISM) from the Information Systems Audit and Control Association (ISACA).
•
Cybersecurity Subcommittee: We have created a Cybersecurity Subcommittee of our management Disclosure Committee which includes, in addition to the EVP and General Counsel, the Chief Accounting Officer. The Cybersecurity Subcommittee’s purpose is to review cybersecurity risks, discuss emerging threats, prioritize cybersecurity efforts and make recommendations to leadership. Additionally, the Chair of the Subcommittee shall convene a meeting when either: (a) he believes a reported incident or the occurrence of a series of related incidents, requires the analysis and discussion of the Subcommittee; or (b) when any member of the Subcommittee believes that such a discussion would be appropriate. Such meeting shall be convened within 48 hours of the incident, or sooner if reasonably practicable, to expedite a materiality determination for public company reporting purposes.
•
Response Team: Pursuant to our Crisis Response Program, our Response Team, which comprises the General Counsel, Chief Financial Officer and an expanded team from our material business lines and administrative departments, as well as outside advisors/experts (cyber forensics, external legal counsel, law enforcement, public relations), is charged with managing the Company through a cybersecurity incident (or other event or series of events) that rise to the level of a Company “crisis.” The Program includes protocols by which the General Counsel or Chief Financial Officer, on behalf of the Response Team, will report to or engage the Chief Executive Officer and the Chairman of the board of directors if and when an incident becomes a crisis or potential crisis.

•
Other Roles: The Cyber Risk Program includes engagement of other Company management employees and outside service providers to oversee or perform specific roles in connection with cybersecurity risk assessment and management, and incident management. That includes risk and security heads from our material business lines who implement and administer policies specific to those business lines and independent auditors to certify compliance with our internal control over financial reporting, the American Institute of Certified Public Accountants’ Systems and Organization Controls (SOC 2) security framework. We also conduct reviews for compliance with data protection regulation such as Europe’s General Data Protection Regulation (GDPR) and regulation of various U.S. states such as the California Consumer Privacy Act (CCPA).

Risk Management and Strategy

Overview of Processes for Assessing, Identifying, and Managing Material Cyber Risks

The principal objectives of our Cyber Risk Program are to minimize the risks associated with cybersecurity threats to our business operations, financial performance and financial condition, and protect the confidential information, intellectual property and other assets of E2open, and those of our customers, vendors, partners, employees and consumers that can be at risk due to cybersecurity threats to E2open.

We have incorporated industry recognized cybersecurity frameworks and standards into our Cyber Risk Program, including frameworks from the National Institute of Standards and Technology (NIST) and security control auditing protocols from the Center for Internet Security (CIS) and the International Organizations for Standardization (ISO). Recognizing that the nature of cybersecurity threats and the particular threat vectors we face continually change, we continue to invest in updating and enhancing our Cyber Risk Program.

Under our Cyber Risk Program, our SVP, and the cybersecurity staff, along with our management-led Cybersecurity Subcommittee, with input where appropriate from our third-party advisors, work to identify our cybersecurity threats, assess the risks and deploy appropriate technologies and processes to mitigate the risks. When cybersecurity incidents occur, these resources work to manage through the incident utilizing advanced security tools and playbooks, and in accordance with processes set out in our various policies and practice documents, which include internal communications protocols to keep the executive team and, where appropriate, the Risk Committee and board or directors, informed. Pertinent policy and practice documents include, among others, E2open’s Guidelines for Cybersecurity Determination for Item 1.05 of Form 8-K (governing the Company’s materiality determination for reporting purposes) and our Crisis Response Plan.

As an important cybersecurity risk mitigant, E2open provides mandatory training to its new hires and quarterly training of its employees, including phishing simulation tests and follow-up tests as needed, along with monthly cybersecurity newsletters and other cyber risk-related communications.

Integration into Overall Risk Management System or Processes

Our risk management systems and processes comprise numerous components, including published policies and procedures, risk detection systems, tools, and protocols (automated and human), internal and external independent auditing, management committee review, defined lines of communications, employee training, engagement of outside advisors and experts, assessment and utilization of both commercial and self-insurance opportunities, customer contract standardization where possible, legal review of vendor engagements and new products for regulatory compliance, regular operations reviews with the Chief Executive Officer and Risk Committee. E2open utilizes the foregoing systems and processes to best ensure effective management of our risks and associated cybersecurity threats. The EVP reports to the Risk Committee at least quarterly on the status of our Cyber Risk Program.

Engagement of Third Parties

As part of our Cyber Risk Program, we engage outside independent auditors, consultants, and professional advisors. We also engage industry-leading cybersecurity service and systems providers to assist with protection from and detection of cybersecurity threats and incidents and our responses to them.

Risks from Third Party Service Providers and Others

Our cybersecurity team, under the oversight of the SVP, performs risk assessments on third party service providers and other third parties (such as partner companies), as well as third party software and hardware utilized in its operations, that may have the potential to create cybersecurity threats to our data and operations.

Risks from Cybersecurity Threats—Likely Material Impact

See the risk factor entitled Cyber-attacks and security vulnerabilities could result in serious harm to our reputation, business and financial condition. in Item 1A, Risk Factors. We do not believe any risks from previous cybersecurity threats have materially affected or are reasonably likely to materially affect E2open.

Item 2. Properties

Our corporate headquarters is located at 9600 Great Hills Trail #300E, Austin, Texas 78759. In addition, we lease other corporate office spaces in the following locations:

U.S. Locations	International Locations
Rogers, Arkansas	Moonee Ponds, Australia
Atlanta, Georgia	Shanghai, China
Naples, Florida	Tranbjerg, Denmark
Holland, Michigan	Bad Homburg, Germany
Keego Harbor, Michigan	Karlsruhe, Germany
Parsippany, New Jersey	Kowloon, Hong Kong
Dallas, Texas	Bangalore, India
Hyderabad, India
Pune, India
Kuala Lumpur, Malaysia
Dordrecht, Netherlands
Christchurch, New Zealand
Lima, Peru
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

Location	Function
San Jose, California	Production, Configuration, Disaster Recovery
Sunnyvale, California	Development, Staging
Denver, Colorado	Disaster Recovery, Production
Chicago, Illinois	Production, Configuration, Disaster Recovery
Naperville, Illinois	Development
Shanghai, China	Production, Disaster Recovery, Staging, Communication
Hong Kong	Production, Disaster Recovery, Staging, Communication
Ballerup, Denmark	Development, Production
Dusseldorf, Germany	Production
Frankfurt, Germany	Production, Staging
Nuremberg, Germany	Production
Oberhausen, Germany	Production
Amsterdam, Netherlands	Production
London, United Kingdom	Production
Manchester, United Kingdon	Production, Staging

Item 3. Legal Proceedings

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders of Record

Our Class A Common Stock and public warrants are listed on the NYSE under the symbols “ETWO” and “ETWO-WT,” respectively. As of April 24, 2024, there were 103 and 2 holders of record of our Class A Common Stock and warrants, respectively.

Dividends

We do not intend to declare or pay cash dividends in the foreseeable future. Our management anticipates that all earnings and other cash resources, if any, will be retained for investment in our business.

Warrants

As of February 29, 2024, there were 29,079,872 warrants outstanding. Each warrant entitles its holder to purchase one share of our Class A Common Stock at an exercise price of $11.50 per share. The 10,280,000 private placement warrants became exercisable upon the Domestication. The Forward Purchase Warrants became exercisable upon the effectiveness of our Form S-1, which was initially filed on March 5, 2021 and became effective March 29, 2021. The 13,799,872 public warrants became exercisable on April 28, 2021. The private placement warrants, public warrants and Forward Purchase Warrants expire five years after the Closing Date, or earlier upon redemption or liquidation. During the fiscal year ended February 28, 2022, 100 warrants were exercised with a total exercise price of $1,150. There were no warrants exercised during the fiscal years ended February 29, 2024 and February 28, 2023.

See Note 19, Warrants in the Notes to the Consolidated Financial Statements for additional information about redemption of the warrants.

Securities Authorized for Issuance Under Equity Compensation Plans

The E2open Parent Holdings, Inc. 2021 Omnibus Incentive Plan (2021 Incentive Plan) is our only equity compensation plan. We currently utilize the 2021 Incentive Plan to make equity and equity-based incentive awards to officers, employees, directors and consultants. For more information about the 2021 Incentive Plan, see Note 24, Share-Based Compensation in the Notes to the Consolidated Financial Statements.

The following table sets forth certain information regarding the 2021 Incentive Plan as of February 29, 2024:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Rights		Weighted- Average Exercise Price of Outstanding Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	22,054,544	(1)	5.29	2,916,546	(1)
Equity compensation plans not approved by stockholders	—		N/A	—
Total	22,054,544		N/A	2,916,546

(1)
For more information about the 2021 Incentive Plan, see Note 24, Share-Based Compensation in the Notes to the Consolidated Financial Statements.

Performance Graph

The following graph shows our cumulative total stockholder return for the period from June 15, 2020 and ending on February 29, 2024. June 15, 2020 is the day the units and warrants began trading separately on the NYSE. The graph also shows the cumulative total returns of the Russell 3000 index, in which we are included, and our peer group listed below.

The comparison below assumes $100 was invested on June 15, 2020 in our common stock, the Russell 3000 index and each member of our peer group and assumes that all dividends are reinvested. Our stock performance shown in the following graph is not indicative of future stock price performance.

200.0
150.0
100.0
50.0
0.0
6/15/20
9/15/20
12/15/20
3/15/21
6/15/21
9/15/21
12/15/21
3/15/22
6/15/22
9/15/22
12/15/22
3/15/23
6/15/23
9/15/23
12/15/23
ETWO
Russell 3000
Peer Avg.

This graph shall not be deemed incorporated by reference by any general statement incorporated by reference this Form 10-K into any filing under the Securities Act or Exchange Act, except to the extent that we specifically incorporate this information by reference therein and shall not otherwise be deemed filed under either the Securities Act or Exchange Act.

Our peer group as of February 29, 2024 is as follows:

Company Name	Ticker Symbol	Company Name	Ticker Symbol
American Software, Inc.	AMSWA	SPS Commerce, Inc.	SPSC
Manhattan Associates, Inc.	MANH	Tecsys Inc.	TCS.TO
ReposiTrak, Inc.	TRAK	The Descartes Systems Group Inc.	DSG.TO

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This item contains a discussion of our business, including a general overview of our business, properties, results of operations, liquidity and capital resources as well as quantitative and qualitative disclosures about market risk.

The following discussion should be read in conjunction with the consolidated financial statements and related notes in Item 8, Financial Statements of this 2024 Form 10-K. This Item 7 contains “forward-looking” statements that involve risks and uncertainties. See Forward-Looking Statements at the beginning of this 2024 Form 10-K.

Our fiscal year end is the final day in February. Our fiscal years 2024, 2023 and 2022 ended February 29, 2024, February 28, 2023 and February 28, 2022, respectively, and were each fifty-two-week periods.

Overview

We are a world class end-to-end supply chain software platform that enables the world's largest companies to transform the way they make, move and sell goods and services. Our SaaS platform spans many key strategic and operational areas including channel, planning, global trade, logistics and supply. With the broadest cloud-native global SaaS platform purpose-built for modern supply chains, we connect manufacturing, logistics, channel and distribution partners as one multi-enterprise network. Our SaaS platform anticipates disruptions and opportunities to help companies improve efficiency, reduce waste and operate sustainably. In aggregate, we serve clients in all major countries in the world across a wide range of end-markets, including consumer goods, food and beverage, manufacturing, retail, industrial and automotive, aerospace and defense, technology and transportation, among others.

We operate in what we believe is an attractive industry with strong secular tailwinds and a TAM which includes significant whitespace within our current client base. This upsell opportunity within our existing client base is largely driven by their current technology solution which is often a combination of legacy point solutions and home-grown applications which could be a combination of manual processes and spreadsheets. As manufacturing continues to evolve, supply chains have grown more complex creating the need for a modern cloud-based solution. We believe our cloud-based, end-to-end software platform offers a differentiated and more connected solution for clients that provides all the mechanisms needed to run a fully integrated supply chain solution with visibility at every point. If our clients initially purchase portions of our software, they can add on additional modules as the need arises.

Our Go-To-Market Strategy

Our go-to-market strategy is focused on both expanding the adoption of our product portfolio with existing clients and the acquisition of new clients. We primarily target our selling efforts on large enterprise organizations and sell our software primarily through a direct sales force enhanced by the additional go-to-market presence of our partners. Our go-to-market strategy enables our sales force to develop deep, long-term relationships with existing and potential clients across the relevant functions, from buying managers, IT resources, division leaders and C-level executives. Our go-to-market approach aligns with the client by engaging with them and their specific needs instead of selling a single product. This permits us to dive into the true need and find the best solution instead of trying to make one product work for every client. This alignment with the client enables us to sustain our high client retention and long client tenure, as well as drive maximum spend within each client through an efficient, focused sales model.

Our sales and marketing organizations are comprised of field sales, inside sales and sales development personnel, and we organized these teams based on client size, geography and industry. Our main priority is understanding a client's primary need, usually a specific piece of their supply chain, in order to provide the correct solution within our software platform. Once a client adopts our solution and sees firsthand the power of our unique platform, we have the potential to cross-sell additional products as well as expand into additional departments, divisions and geographies with the same solution or additional solutions within our software platform.

BluJay Acquisition

In September 2021, we completed the BluJay Acquisition with the issuance of 72,383,299 shares of Class A Common Stock and the payment of approximately $771.3 million of cash which includes the repayment of BluJay's debt facility. The total purchase consideration for the BluJay Acquisition was $1.5 billion.

In connection with the completion of the BluJay Acquisition, we secured $300 million in PIPE financing for the purchase of an aggregate of 28,909,022 shares of our Class A Common Stock. We also obtained a $380.0 million incremental term loan to our 2021 Term Loan and increased our 2021 Revolving Credit Facility to $155.0 million. In addition, the letter of credit sublimit was increased to $30.0 million.

Logistyx Acquisition

In March 2022, we acquired Logistyx for a purchase price of $185 million, with an estimated fair value of $183.7 million, including $90 million paid in cash at closing. The remaining payments were made in May 2022 for cash of $37.4 million and September 2022 for cash of $54.0 million. The $54.0 million payments reflected a working capital adjustment of $3.6 million. A final payment of $1.1 million for working capital was made in December 2022.

Goodwill Impairment

During the first and third quarters of fiscal 2024 and second and fourth quarters of fiscal 2023, the market price of our Class A Common Stock and market capitalization declined significantly. We also experienced slowing growth and lowered projections for net sales and net operating margins due to lower than anticipated new bookings, lower revenue from tiered contracts, higher than expected churn and macroeconomic impacts primarily in the technology, freight and transportation sectors. These factors resulted in us determining that triggering events occurred, and goodwill impairment assessments were performed.

The fair value of E2open was calculated using an equally weighted combination of three different methods: discounted cash flow method, guideline public company method and guideline transaction method. The three approaches generated similar results and indicated that the fair value of E2open's equity and goodwill was less than its carrying amount and resulted in goodwill impairment charges totaling $1,097.7 million in fiscal 2024 and $901.6 million in fiscal 2023.

See Note 7, Goodwill to the Notes to the Consolidated Financial Statements.

Intangible Assets Impairment

During the first and third quarter of fiscal 2024, the significant decline in the market price of our Class A Common Stock and market capitalization was also a triggering event which resulted in the performance of an interim indefinite-lived intangible asset impairment assessment. The fair value of the indefinite-lived intangible asset was calculated using the relief from royalty payments method which was based on management's estimates of projected net sales and terminal growth rates, taking into consideration market and industry conditions. The interim assessments indicated that the fair value of E2open's indefinite-lived intangible asset was less than its carrying amount; therefore, during the fiscal year ended February 29, 2024, we recognized an impairment charge of $34.0 million to intangible assets, net, for the indefinite-lived trademark / trade name. See Note 8, Intangible Assets, Net to the Notes to the Consolidated Financial Statements.

Litigation Settlement

In 2014, Kewill (a predecessor of BluJay) entered into a software licensing and service contract with a customer that resulted in a dispute over Kewill’s performance under the agreement. In June 2020, prior to our acquisition of BluJay, the customer filed suit. BluJay and its external counsel considered the claims meritless and intended to file a counter claim for delinquent uncollected receivables. At the time of the BluJay Acquisition in September 2021, an allowance for credit losses was recorded against the uncollected receivables from this customer. No further accrual was established for this litigation at the time of the acquisition or in subsequent periods through the first quarter of fiscal 2024, as in our judgement, which was based on the advice of external legal counsel, the claims were without merit. In February 2022, the case moved to binding arbitration where the arbitrator ruled against BluJay in August 2023. In September 2023, we paid $17.8 million which resolved the matter and released us from all alleged claims. See Note 28, Commitments and Contingencies to the Notes to the Consolidated Financial Statements.

Key Components of Our Results of Operations

Revenue

We account for all client contracts under ASC Topic 606, Revenue from Contracts with Customers (ASC 606), and all the related amendments. See Note 2, Summary of Significant Accounting Policies to the Notes to the Consolidated Financial Statements for additional information.

We generate revenue from the sale of subscriptions and professional services. We recognize revenue when the client contract and associated performance obligations have been identified; the transaction price has been determined and allocated to the performance obligations in the contract; and the performance obligations have been satisfied.

Subscriptions Revenue

We offer cloud-based on-demand software solutions, which enable our clients to have constant access to our solutions without the need to manage and support the software and associated hardware themselves. We house the hardware and software in third-party facilities and provide our clients with access to software solutions, along with data security and storage, backup, recovery services and solution support.

Logistics as a service employs logistics professionals to manage a company’s transportation network including truck, rail, ocean and air freight as well as inbound/outbound logistics from production facilities to warehouses, retailers and end users/consumers.

We charge primarily fixed annual subscription fees or, in limited cases, transaction fees based on the volume of transactions requested by clients. Typically, the volume-based fees comprise a small percentage of this revenue source. Our client contracts typically have a term of one to five years while our enterprise client contracts have an average term of approximately three years. We recognize revenue ratably over the life of the contracts.

For subscription-based contracts, we generally invoice in advance. Subscription revenue is recognized ratably over the life of the contract. For transactional based contracts, we primarily recognize revenue for these contracts when the performance obligation is fulfilled. Transaction based contracts represented less than 3%, 4% and 3% of our revenue in the fiscal years ended February 29, 2024 and February 28, 2023 and 2022, respectively.

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

We enter into arrangements with multiple performance obligations comprised of subscriptions and professional services. Arrangements with clients typically do not provide the client with the right to take possession of the software supporting the on-demand solutions. We primarily account for subscription and professional services revenue as separate units of accounting and allocate revenue to each deliverable in an arrangement based on a standalone selling price. We evaluate the standalone selling price for each element by considering prices we charge for similar offerings, size of the order and historical pricing practices. Other revenue primarily includes perpetual license fees, which are recognized upon delivery to the client.

Total Revenue by Geographic Locations

Revenues by geographical region consisted of the following:

	Fiscal Year Ended
($ in thousands)	February 29, 2024	February 28, 2023	February 28, 2022
Americas	$536,316	$549,246	$366,987
Europe	77,857	81,062	43,430
Asia Pacific	20,381	21,907	15,144
Total revenue	$634,554	$652,215	$425,561

Revenues by geography are determined based on the region of our contracting entity, which may be different than the region of the client, or where the software solutions are being utilized or accessed. United States revenue was approximately 84%, 83% and 86%, during the fiscal years ended February 29, 2024 and February 28, 2023 and 2022, respectively. No other country represented more than ten percent of total revenue during these periods.

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

General and Administrative

General and administrative expenses primarily consist of personnel and related costs for our executive, administrative, finance, information technology, legal, accounting, investor relations and human resource staff. It also includes professional fees; expenses related to our board of directors and advisory board; public company costs; other corporate expenses; depreciation; amortization; and other allocated costs.

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

Provision for Income Taxes

The provision for income taxes consists of a deferred income tax benefit and current tax expense. The current income taxes primarily result from our profitable operations in foreign subsidiaries, which are subject to corporate income taxes in foreign jurisdictions, plus a relatively immaterial amount of U.S. federal and state income taxes on our lower tier entities not offset by net operating loss carryforwards. The deferred income tax benefit is primarily due to a decrease in overall outside basis difference in the partnership and the book/tax difference realized from intangible amortization. Certain deferred tax assets of E2open Parent Holdings, Inc. are offset by a valuation allowance while the deferred tax assets of certain other U.S corporate tax consolidated groups and non-U.S. jurisdictions remain offset by a full valuation allowance. Realization of these deferred tax assets depends upon future earnings, the timing and amount of which are uncertain. Utilization of our net operating losses may be subject to annual limitations due to the ownership change rules under the Internal Revenue Code of 1986, as amended (IRS Code), and similar state provisions. We have analyzed the effect of the IRS Code Section 382 for each of our acquisitions. Based on analysis of acquired net operating losses and credits, utilization of our net operating losses and research and development credits will be subject to annual limitations. In the event of future changes in ownership, the availability of net operating loss carryforwards could be further limited.

Results of Operations

The following table is our Consolidated Statements of Operations for the periods indicated:

	Fiscal Year Ended
($ in thousands, except per share amounts)	February 29, 2024	February 28, 2023	February 28, 2022
Revenue	$634,554	$652,215	$425,561
Cost of revenue	(316,863)	(321,932)	(222,976)
Total gross profit	317,691	330,283	202,585

Operating Expenses
Research and development	101,420	97,982	79,700
Sales and marketing	87,734	87,960	60,265
General and administrative	108,048	88,070	69,922
Acquisition-related expenses	2,080	16,297	64,360
Amortization of acquired intangible assets	80,276	82,812	46,358
Goodwill impairment	1,097,741	901,566	—
Intangible asset impairment	34,000	—	—
Total operating expenses	1,511,299	1,274,687	320,605
Loss from operations	(1,193,608)	(944,404)	(118,020)
Interest and other expense, net	(102,460)	(76,831)	(33,663)
Gain (loss) from change in tax receivable agreement liability	2,190	(2,886)	(154)
Gain from change in fair value of warrant liability	14,903	37,523	1,633
Gain (loss) from change in fair value of contingent consideration	11,520	16,020	(69,760)
Total other expense	(73,847)	(26,174)	(101,944)
Loss before income tax benefit	(1,267,455)	(970,578)	(219,964)
Income tax benefit	82,376	250,376	30,050
Net loss	(1,185,079)	(720,202)	(189,914)
Less: Net loss attributable to noncontrolling interest	(115,055)	(71,499)	(24,138)
Net loss attributable to E2open Parent Holdings, Inc.	$(1,070,024)	$(648,703)	$(165,776)
Net loss attributable to E2open Parent Holdings, Inc. Class A common stockholders per share:
Basic	$(3.52)	$(2.15)	$(0.68)
Diluted	$(3.52)	$(2.15)	$(0.68)
Weighted-average common shares outstanding:
Basic	303,751	301,946	245,454
Diluted	303,751	301,946	245,454

Fiscal Year Ended February 29, 2024 Compared to Fiscal Year Ended February 28, 2023

Revenue

	Fiscal Year Ended
($ in thousands)	February 29, 2024	February 28, 2023	$ Change	% Change
Revenue:
Subscriptions	$536,792	$532,940	$3,852	1%
Professional services and other	97,762	119,275	(21,513)	-18%
Total revenue	$634,554	$652,215	$(17,661)	-3%
Percentage of revenue:
Subscriptions	85%	82%
Professional services and other	15%	18%
Total	100%	100%

Subscriptions revenue was $536.8 million in fiscal 2024, a $3.9 million, or 1%, increase compared to $532.9 million in fiscal 2023. The increase in subscriptions revenue was due to price increases on renewals and new organic subscription sales predominately driven by increases in products utilized across our current client portfolio, partially offset by churn. Compared to our historical growth rate, our growth rate has slowed during fiscal 2024 due to lower than anticipated bookings, lower revenue from tiered contracts, higher than expected churn and macroeconomic impacts primarily in the technology, freight and transportation sectors.

Professional services and other revenue was $97.8 million in fiscal 2024, a $21.5 million, or 18%, decrease compared to $119.3 million in fiscal 2023. The decrease in professional services and other revenue was due to macroeconomic impacts primarily in the technology, freight and transportation sectors, a decline in perpetual license fees and lower than anticipated order volume.

Our subscriptions revenue as a percentage of total revenue increased to 85% for the fiscal year ended February 29, 2024 from 82% for the fiscal year ended February 28, 2023. This increase was primarily a result of a decline in professional services revenue. Our professional services and other revenue as a percentage of total revenue decreased to 15% for fiscal 2024 compared to 18% for fiscal 2023 as professional services and other revenue declined while subscriptions revenue grew slightly.

Cost of Revenue, Gross Profit and Gross Margin

	Fiscal Year Ended
($ in thousands)	February 29, 2024	February 28, 2023	$ Change	% Change
Cost of revenue:
Subscriptions	$146,006	$140,462	$5,544	4%
Professional services and other	72,249	82,939	(10,690)	-13%
Amortization of acquired intangible assets	98,608	98,531	77	0%
Total cost of revenue	$316,863	$321,932	$(5,069)	-2%

Gross profit:
Subscriptions	$292,178	$293,947	$(1,769)	-1%
Professional services and other	25,513	36,336	(10,823)	-30%
Total gross profit	$317,691	$330,283	$(12,592)	-4%

Gross margin:
Subscriptions	54%	55%
Professional services and other	26%	30%
Total gross margin	50%	51%

Cost of subscriptions was $146.0 million in fiscal 2024, a $5.5 million, or 4%, increase compared to $140.5 million in fiscal 2023. This increase was primarily driven by a $4.3 million increase in personnel costs including non-acquisition severance and $1.7 million in stock-based compensation, partially offset by a $1.8 million decrease in software and hosting costs when compared to the prior year.

Cost of professional services and other revenue was $72.2 million in fiscal 2024, a $10.7 million, or 13%, decrease compared to $82.9 million in fiscal 2023. The decrease was mainly due to an $8.3 million lower spend for consulting services related to our investment in strategic system integrator partnerships and a $3.1 million decrease in personnel costs when compared to the prior year. These lower expenses were partially offset by $1.1 million of higher stock-based compensation expenses.

Amortization of acquired intangible assets was $98.6 million in fiscal 2024 compared to $98.5 million in fiscal 2023.

Our subscriptions gross margin was 54% and 55% for fiscal 2024 and 2023, respectively.

Our professional services gross margin was down for fiscal 2024 to 26% compared to 30% for fiscal 2023 primarily driven by our lower revenue in fiscal 2024.

Research and Development

	Fiscal Year Ended
($ in thousands)	February 29, 2024	February 28, 2023	$ Change	% Change
Research and development	$101,420	$97,982	$3,438	4%
Percentage of revenue	16%	15%

Research and development expenses were $101.4 million in fiscal 2024, a $3.4 million, or 4%, increase compared to $98.0 million in fiscal 2023. The increase was primarily due to a $2.6 million increase in stock-based compensation expense and $4.4 million in depreciation expense largely due to an increase in the amortization of capitalized software as compared to the prior year. These expenses were partially offset by the reduced spend of $2.1 million for consulting services and $1.4 million in personnel costs.

Sales and Marketing

	Fiscal Year Ended
($ in thousands)	February 29, 2024	February 28, 2023	$ Change	% Change
Sales and marketing	$87,734	$87,960	$(226)	0%
Percentage of revenue	14%	13%

Sales and marketing expenses were $87.7 million in fiscal 2023, a $0.2 million decrease compared to $88.0 million in fiscal 2023. The decrease was primarily driven by a $6.1 million decrease in marketing costs related to our rebranding efforts in fiscal 2023. These savings were partially offset by $3.4 million of higher expenses for allowance for credit losses and $2.4 million of stock-based compensation expenses in fiscal 2024 compared to fiscal 2023.

General and Administrative

	Fiscal Year Ended
($ in thousands)	February 29, 2024	February 28, 2023	$ Change	% Change
General and administrative	$108,048	$88,070	$19,978	23%
Percentage of revenue	17%	14%

General and administrative expenses were $108.0 million in fiscal 2024, a $20.0 million, or 23%, increase compared to $88.1 million in the prior year. The increase was mainly a result of the $17.8 million legal settlements associated with the unfavorable ruling related to a 2014 contract between Kewill (a predecessor of BluJay) and a customer regarding Kewill's performance under the agreement as noted above. Additionally, there was a $2.6 million increase in personnel costs mainly related to non-acquisition severance, $2.6 million in increased consulting services and $1.8 million of stock-based compensation expenses as compared to the prior year. These increases in expense were partially offset by $3.5 million in lower ROU asset impairments in fiscal 2024 as compared to fiscal 2023. Additionally, we recorded a $1.4 million loss on the disposition of a subsidiary in February 2023.

Other Operating Expenses

	Fiscal Year Ended
($ in thousands)	February 29, 2024	February 28, 2023	$ Change	% Change
Acquisition and other related expenses	$2,080	$16,297	$(14,217)	-87%
Amortization of acquired intangible assets	80,276	82,812	(2,536)	-3%
Total other operating expenses	$82,356	$99,109	$(16,753)	-17%

Acquisition and other related expenses were $2.1 million in fiscal 2024, a $14.2 million, or 87%, decrease compared to $16.3 million in the prior year. The decrease was mainly related to legal and consulting expenses associated with the Logistyx Acquisition in fiscal 2023. In fiscal 2024, we recorded costs incurred related to the strategic review announced in March 2024.

Amortization of acquired intangible assets was $80.3 million in fiscal 2024, a $2.5 million, or 3%, decrease compared to $82.8 million in fiscal 2023.

Goodwill Impairment

	Fiscal Year Ended
($ in thousands)	February 29, 2024	February 28, 2023	$ Change	% Change
Goodwill impairment	$1,097,741	$901,566	$196,175	22%

As indicated above, the market price of our Class A Common Stock and market capitalization declined significantly during fiscal 2024 and 2023. These declines resulted in us determining that triggering events occurred, and goodwill impairment assessments were performed. The result of the impairment assessments was the realization of a $1,097.7 million impairment charge in fiscal 2024 and a $901.6 million impairment charge in fiscal 2023.

Intangible Asset Impairment

The decline in our stock price and market capitalization was also a triggering event which resulted in indefinite-lived intangible asset impairment assessments. The result of the impairment assessments was the realization of a $34.0 million impairment charge in fiscal 2024. We did not have an impairment charge in fiscal 2023.

Interest and Other Expense, Net

	Fiscal Year Ended
($ in thousands)	February 29, 2024	February 28, 2023	$ Change	% Change
Interest and other expense, net	$(102,460)	$(76,831)	$(25,629)	33%

Interest and other expense, net was $102.5 million in fiscal 2024, a $25.6 million, or 33%, increase compared to $76.8 million in fiscal 2023. The increase was driven by higher interest rates in fiscal 2024.

Gain (Loss) from Change in Tax Receivable Agreement

	Fiscal Year Ended
($ in thousands)	February 29, 2024	February 28, 2023	$ Change	% Change
Gain (loss) from change in tax receivable agreement liability	$2,190	$(2,886)	$5,076	nm

During fiscal 2024, we recorded a gain of $2.2 million related to the change in the fair value of the tax receivable agreement liability, including interest, compared to a loss of $2.9 million during fiscal 2023. We have calculated the fair value of the Tax Receivable Agreement payments and identified the timing of the utilization of the tax attributes. The Tax Receivable Agreement liability, related to exchanges as of the Business Combination date, is revalued at the end of each reporting period with the gain or loss as well as the associated interest reflected in gain (loss) from change in tax receivable agreement liability in the Consolidated Statements of Operations in the period in which the event occurred.

In addition, under ASC 450, transactions with partnership unit holders after the acquisition date will result in additional Tax Receivable Agreement liabilities that are recorded on a gross undiscounted basis. During fiscal 2024 and 2023, the Tax Receivable Agreement applicable to this guidance increased by $2.2 million and $0.3 million, respectively.

Gain from Change in Fair Value of Warrant Liability

	Fiscal Year Ended
($ in thousands)	February 29, 2024	February 28, 2023	$ Change	% Change
Gain from change in fair value of warrant liability	$14,903	$37,523	$(22,620)	-60%

We recorded a gain of $14.9 million in fiscal 2024, a $22.6 million decrease compared to a gain of $37.5 million in fiscal 2023 for the change in fair value on the revaluation of our warrant liability associated with our warrants. This change in fair value was related to such items as the change in our stock price, the volatility of the stock price of our peer group, changes in the risk-free interest rate and expected exercise date of the warrants. We are required to revalue the warrants at the end of each reporting period and reflect in the Consolidated Statements of Operations a gain or loss from the change in fair value of the warrant liability in the period in which the change occurred.

Gain from Change in Fair Value of Contingent Consideration

	Fiscal Year Ended
($ in thousands)	February 29, 2024	February 28, 2023	$ Change	% Change
Gain from change in fair value of contingent consideration	$11,520	$16,020	$(4,500)	-28%

We recorded a gain of $11.5 million in fiscal 2024, a $4.5 million decrease compared to a gain of $16.0 million in fiscal 2023 for the change in fair value on the revaluation of our contingent consideration associated with our restricted B-2 common stock. This change in fair value was related to such items as the change in the volatility of the stock price of our peer group, changes in the risk-free interest rate and our expected stock price. We are required to revalue the contingent consideration at the end of each reporting period or upon conversion and reflect in the Consolidated Statements of Operations a gain or loss from the change in fair value of the contingent consideration in the period in which the change occurred.

Income Tax Benefit

	Fiscal Year Ended
($ in thousands)	February 29, 2024	February 28, 2023	$ Change	% Change
Loss before income taxes	$(1,267,455)	$(970,578)	$(296,877)	31%
Income tax benefit	82,376	250,376	(168,000)	-67%

The income tax benefit was $82.4 million, or 6.5%, in fiscal 2024 compared to $250.4 million, or 25.8%, in fiscal 2023. The change in our effective tax rate is mainly due to $69.0 million of income tax benefit, net of a valuation allowance of $178.9 million, in fiscal 2024 primarily as a result of the discrete impact from the goodwill impairments taken in fiscal 2024. The remainder of the change in our effective tax rate between periods was primarily due to increases in valuation allowances in jurisdictions within which certain deferred tax assets are not being benefited as well as changes in the impact of book income and losses of affiliates on the carrying amount of our partnership investment and changes in the mark-to-market gains and losses on certain contingent liabilities.

A discussion regarding our financial condition and results of operations for the fiscal year ended February 28, 2023 as compared to the fiscal year ended February 28, 2022 can be found in Part II, Item 7., Management's Discussion and Analysis of Financial Condition and Results of Operations of our Form 10-K for the fiscal year ended February 28, 2023 filed with the SEC on May 1, 2023.

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

We calculate and define Non-GAAP revenue as revenue and subscriptions revenue excluding the impact of the deferred revenue fair value adjustment related to the purchase price allocation in the Business Combination. We calculate and define Non-GAAP gross profit as gross profit excluding amortization of the deferred revenue fair value adjustment, depreciation and amortization, share-based compensation and certain other non-cash and non-recurring items. We define and calculate EBITDA as net income or losses excluding interest income or expense, income tax expense or benefit, depreciation and amortization and Adjusted EBITDA as further adjusted for the following items: amortization of the deferred revenue fair value adjustment, goodwill impairment charge, indefinite-lived intangible asset impairment charge, right-of-use assets impairment charge, transaction-related costs, (gain) loss from change in the tax receivable agreement liability, (gain) loss from changes in the fair value of the warrant liability and contingent consideration, share-based compensation and certain other non-cash and non-recurring items as described in the reconciliation below. We also report Non-GAAP gross profit and Adjusted EBITDA as a percentage of Non-GAAP revenue as additional measures to evaluate financial performance.

We include these non-GAAP financial measures because they are used by management to evaluate our core operating performance and trends and to make strategic decisions regarding the allocation of capital and new investments. These non-GAAP measures exclude certain expenses that are required in accordance with U.S. GAAP because they are non-recurring (for example, in the case of transaction-related costs, litigation settlements, goodwill impairment charge, indefinite-lived intangible asset impairment charge and right-of-use assets impairment charge and deferred revenue fair value adjustment), non-cash (for example, in the case of depreciation, amortization, (gain) loss from change in the tax receivable agreement liability, (gain) loss from changes in the fair value of the warrant liability and contingent consideration, share-based compensation and amortization of the deferred revenue fair value adjustment) or are not related to our underlying business performance (for example, in the case of interest income and expense). There are limitations to non-GAAP financial measures because they exclude charges and credits that are required to be included in the U.S. GAAP financial presentation. The items excluded from U.S. GAAP financial measures such as net income or loss to arrive at non-GAAP financial measures are significant components for understanding and assessing our financial performance. As a result, non-GAAP financial measures should be considered together with, and not alternatives to, financial measures prepared in accordance with U.S. GAAP.

The table below presents our Non-GAAP revenue reconciled to our reported revenue, the closest U.S. GAAP measure, for the periods indicated:

	Fiscal Year Ended
($ in thousands)	February 29, 2024	February 28, 2023	February 28, 2022
Subscriptions revenue	$536,792	$532,940	$335,532
Business Combination adjustment (1)	—	—	53,564
Non-GAAP subscriptions revenue	536,792	532,940	389,096
Professional services and other revenue	97,762	119,275	90,029
Non-GAAP revenue	$634,554	$652,215	$479,125

(1)
Includes the amortization of the fair value adjustment to the deferred revenue related to the purchase price allocation in the Business Combination. As of February 28, 2022, the remaining balance of the deferred revenue purchase price adjustment was $0.5 million which results in an immaterial amortized amount reported in the Consolidated Statements of Operations; therefore, an amount was not presented in fiscal 2023. The deferred revenue purchase price adjustment was fully amortized as of February 28, 2023.

The table below presents our Non-GAAP gross profit reconciled to our reported gross profit, the closest U.S. GAAP measure, for the periods indicated:

	Fiscal Year Ended
($ in thousands)	February 29, 2024	February 28, 2023	February 28, 2022
Gross profit
Reported gross profit	$317,691	$330,283	$202,585
Business Combination adjustment (1)	—	—	53,564
Depreciation and amortization	114,943	114,075	84,921
Non-recurring/non-operating costs (2)	3,602	2,461	1,613
Share-based compensation (3)	4,274	1,515	1,294
Non-GAAP gross profit	$440,510	$448,334	$343,977
Gross margin	50.1%	50.6%	47.6%
Non-GAAP gross margin	69.4%	68.7%	71.8%

(1)
Includes the fair value adjustment to the deferred revenue related to the purchase price allocation in the Business Combination. As of February 28, 2022, the remaining balance of the deferred revenue purchase price adjustment was $0.5 million which results in an immaterial amortized amount reported in the Consolidated Statements of Operations; therefore, an amount was not presented in fiscal 2023. The deferred revenue purchase price adjustment was fully amortized as of February 28, 2023.
(2)
Primarily includes other non-recurring expenses such as non-acquisition related severance, systems integrations, consulting, advisory fees, and expenses related to retention of key employees from acquisitions.
(3)
Reflects non-cash, long-term share-based compensation expense.

The table below presents our Adjusted EBITDA reconciled to our net loss, the closest U.S. GAAP measure, for the periods indicated:

	Fiscal Year Ended
($ in thousands)	February 29, 2024	February 28, 2023	February 28, 2022
Net loss	$(1,185,079)	$(720,202)	$(189,914)
Adjustments:
Interest expense, net	98,555	73,793	32,610
Income tax benefit	(82,376)	(250,376)	(30,050)
Depreciation and amortization	214,727	213,260	142,609
EBITDA	(954,173)	(683,525)	(44,745)
EBITDA Margin	-150.4%	-104.8%	-10.5%
Business Combination adjustment (1)	—	—	53,564
Goodwill impairment charge (2)	1,097,741	901,566	—
Intangible asset impairment charge (3)	34,000	—	—
Right-of-use assets impairment charge (4)	659	4,137	—
Loss on disposition	—	1,400	—
Acquisition-related adjustments (5)	2,080	16,297	64,360
(Gain) loss from change in tax receivable agreement liability (6)	(2,190)	2,886	154
Gain from change in fair value of warrant liability (7)	(14,903)	(37,523)	(1,633)
(Gain) loss from change in fair value of contingent consideration (8)	(11,520)	(16,020)	69,760
Non-recurring/non-operating costs (9)	23,702	10,154	9,726
Legal settlement (10)	17,750	—	—
Share-based compensation (11)	27,187	17,758	11,293
Adjusted EBITDA	$220,333	$217,130	$162,479
Adjusted EBITDA Margin	34.7%	33.3%	33.9%

(1)
Includes the fair value adjustment to deferred revenue related to the purchase price allocation in the Business Combination. As of February 28, 2023, the remaining balance of the deferred revenue purchase price adjustment was $0.5 million which results in an immaterial amortized amount reported in the Consolidated Statements of Operations; therefore, an amount was not presented in fiscal 2023. The deferred revenue purchase price adjustment was fully amortized as of February 28, 2023.
(2)
Represents the goodwill impairment taken in the first and third quarters of fiscal 2024 and second and fourth quarters of fiscal 2023.
(3)
Represents the indefinite-lived trademark/ trade name impairment taken in the first and third quarter of fiscal 2024.
(4)
Represents the impairment on our operating lease ROU assets and leasehold improvements due to vacating certain facilities.
(5)
Primarily includes advisory, consulting, accounting and legal expenses and severance incurred in connection with mergers and acquisitions activities, including related valuation, negotiation and integration costs and capital-raising activities, related to the Business Combination, acquisitions of BluJay and Logistyx and the strategic review.
(6)
Represents the fair value adjustment at each balance sheet date for the Tax Receivable Agreement along with the associated interest.
(7)
Represents the fair value adjustment at each balance sheet date of the warrant liability related to our warrants.
(8)
Represents the fair value adjustment at each balance sheet date of the contingent consideration liability related to the restricted Series B-1 and B-2 common stock and Sponsor Side Letter and Series 1 and 2 RCUs. The Series B-1 common stock, Sponsor Side Letter and Series 1 RCUs were automatically converted into our Class A Common Stock on a one-to-one basis as of June 8, 2021.
(9)
Primarily includes other non-recurring expenses such as non-acquisition related severance, foreign currency transaction gains and losses, systems integrations, legal entity rationalization, expenses related to retention of key employees from acquisitions and non-recurring consulting and advisory fees.
(10)
Represents the $17.8 million litigation settlement for the unfavorable arbitration ruling related to the Kewill customer case.
(11)
Reflects non-cash, long-term share-based compensation expense.

Fiscal Year Ended February 29, 2024 Compared to Fiscal Year Ended February 28, 2023

Non-GAAP Subscriptions Revenue

	Fiscal Year Ended
($ in thousands)	February 29, 2024	February 28, 2023	$ Change	% Change
Non-GAAP subscriptions revenue	$536,792	$532,940	$3,852	1%
Percentage of Non-GAAP revenue	85%	82%

Non-GAAP subscriptions revenue was $536.8 million for the fiscal year ended February 29, 2024, a $3.9 million, or 1%, increase compared to $532.9 million for the fiscal year ended February 28, 2023. The increase in Non-GAAP subscriptions revenue was due to price increases on renewals and new organic subscription sales predominantly driven by increases in products utilized across our current client portfolio, partially offset by churn. Compared to our double-digit historical growth rate, our growth rate has slowed during fiscal 2024 due to lower than anticipated bookings, lower revenue from tiered contracts, higher than expected churn and macroeconomic impacts primarily in the technology, freight and transportation sectors.

Non-GAAP Revenue

	Fiscal Year Ended
($ in thousands)	February 29, 2024	February 28, 2023	$ Change	% Change
Non-GAAP revenue	$634,554	$652,215	$(17,661)	-3%

Non-GAAP revenue was $634.6 million for the fiscal year ended February 29, 2024, a $17.7 million, or 3%, decrease compared to $652.2 million for the fiscal year ended February 28, 2023. The decrease in Non-GAAP revenue was mainly due to the $3.9 million increase in our subscriptions revenue offset by the $21.5 million decrease in our professional services and other revenue. The decrease in professional services and other revenue was due to macroeconomic impacts primarily in the technology, freight and transportation sectors, a decline in perpetual license fees and lower than anticipated order volume.

Gross Profit

	Fiscal Year Ended
($ in thousands)	February 29, 2024	February 28, 2023	$ Change	% Change
Gross profit	$317,691	$330,283	$(12,592)	-4%
Gross margin	50.1%	50.6%

Gross profit was $317.7 million for the fiscal year ended February 29, 2024, a $12.6 million, or 4%, decrease compared to $330.3 million for the fiscal year ended February 28, 2023. Subscriptions gross profit was down 1% while professional services and other gross profit was down 30%. Gross margin was 50% for fiscal 2024 compared to 51% for fiscal 2023.

Non-GAAP Gross Profit

	Fiscal Year Ended
($ in thousands)	February 29, 2024	February 28, 2023	$ Change	% Change
Non-GAAP gross profit	$440,510	$448,334	$(7,824)	-2%
Non-GAAP gross margin	69.4%	68.7%

Non-GAAP gross profit was $440.5 million for the fiscal year ended February 29, 2024, a $7.8 million, or 2%, decrease compared to $448.3 million for the fiscal year ended February 28, 2023. The decrease in Non-GAAP gross profit was driven by a decrease in professional services and other Non-GAAP gross profit, partially offset by an increase in subscriptions Non-GAAP gross profit. The Non-GAAP gross margin was steady at 69% for fiscal 2024 and 2023.

EBITDA

	Fiscal Year Ended
($ in thousands)	February 29, 2024	February 28, 2023	$ Change	% Change
EBITDA	$(954,173)	$(683,525)	$(270,648)	40%
EBITDA margin	-150.4%	-104.8%

EBITDA was a negative $954.2 million for fiscal 2024, a $270.6 million increase compared to a negative $683.5 million for fiscal 2023. EBITDA margin was a negative 150% for fiscal 2024 compared to a negative 105% for fiscal 2023. The decrease in EBITDA and EBITDA margins was primarily related to the $196.2 million higher impairment on goodwill, $34.0 million impairment on indefinite-lived intangible assets in fiscal 2024, $17.8 million expense for the unfavorable arbitration ruling related to the Kewill customer case, a decrease of $22.6 million for the fair value adjustment for the warrant liability and a decrease in the gain of $4.5 million associated with the fair value adjustment for the contingent consideration liability related to the restricted Series B-2 common stock between periods. Partially offsetting these reductions was a decrease of $14.2 million of acquisition-related expenses between periods.

Adjusted EBITDA

	Fiscal Year Ended
($ in thousands)	February 29, 2024	February 28, 2023	$ Change	% Change
Adjusted EBITDA	$220,333	$217,130	$3,203	1%
Adjusted EBITDA margin	34.7%	33.3%

Adjusted EBITDA was $220.3 million for fiscal 2024, a $3.2 million, or 1%, increase compared to $217.1 million for fiscal 2023. Adjusted EBITDA margin was 35% for fiscal 2024 compared to 33% for fiscal 2023. The increase in Adjusted EBITDA and Adjusted EBITDA margin was primarily a result of lower operating expenses comprised of $4.0 million in personnel costs, $3.6 million in spend for consulting expenses and $5.6 million in marketing expenses due to the rebranding efforts in fiscal 2023. These savings were partially offset by $3.3 million of higher expense for allowance for credit losses in sales and marketing expenses and lower non-GAAP gross profit compared to prior periods.

A discussion regarding our non-GAAP financial measures for the fiscal year ended February 28, 2023 as compared to the fiscal year ended February 28, 2022 can be found under the heading Non-GAAP Financial Measures in Part II, Item 7., Management's Discussion and Analysis of Financial Condition and Results of Operations of our Form 10-K for the fiscal year ended February 28, 2023 filed with the SEC on May 1, 2023.

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

We had $134.5 million in cash and cash equivalents and $155.0 million of unused borrowing capacity under our 2021 Revolving Credit Facility as of February 29, 2024. See Note 13, Notes Payable to the Notes to the Consolidated Financial Statements. We believe our existing cash and cash equivalents, cash provided by operating activities and, if necessary, the borrowing capacity under our 2021 Revolving Credit Facility will be sufficient to meet our working capital, debt repayment and capital expenditure requirements for at least the next twelve months.

In the future, we may enter into arrangements to acquire or invest in complementary businesses. To facilitate these acquisitions or investments, we may seek additional equity or debt financing.

Debt

2021 Term Loan and Revolving Credit Facility

In February 2021, E2open, LLC, our subsidiary, entered into the Credit Agreement which provided for the $525.0 million term loan (2021 Term Loan) and a $75.0 million revolver (2021 Revolving Credit Facility). In September 2021, the Credit Agreement was amended to include a $380.0 million incremental term loan, an increase in the letter of credit sublimit from $15.0 million to $30.0 million and an increase in the 2021 Revolving Credit Facility from $75.0 million to $155.0 million. In April 2022, the Credit Agreement was amended to include a $190.0 million incremental term loan bringing our total borrowing under term loans to $1,095.0 million.

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

The 2021 Term Loan has a variable interest rate resulting in an interest rate of 8.95% and 8.08% as of February 29, 2024 and February 28, 2023, respectively, which was based on SOFR plus 350 basis points and LIBOR plus 350 basis points, respectively. As of February 29, 2024 and February 28, 2023, the 2021 Term Loan had a principal balance outstanding of $1,067.2 million and $1,078.2 million, respectively. There were no outstanding borrowings, no outstanding letters of credit and $155.0 million available borrowing capacity under the 2021 Revolving Credit Facility as of February 29, 2024 and February 28, 2023.

The average interest rate on our 2021 Term Loan was impacted by changes in market interest rates, which was attributed to the Federal Open Market Committee (FOMC) of the Federal Reserve raising their target benchmark interest rate, resulting in an increase of 75 basis points between March 2023 and February 2024. Based on our current outstanding 2021 Term Loan as of February 29, 2024, this increase would result in an additional $8.0 million of interest expense per year.

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

The principal payment obligations under our notes payable as of February 29, 2024 were: $11.3 million for fiscal 2025, $11.3 million for fiscal 2026, $11.1 million for fiscal 2027 and $1,034.4 million for fiscal 2028.

Cash Flows

The following table presents net cash from operating activities, investing activities and financing activities:

	Fiscal Year Ended
($ in thousands)	February 29, 2024	February 28, 2023	February 28, 2022
Net cash provided by operating activities	$84,871	$68,098	$51,154
Net cash used in investing activities	(29,252)	(228,729)	(808,508)
Net cash (used in) provided by financing activities	(14,020)	90,435	710,708
Effect of exchange rate changes on cash and cash equivalents	3,097	(16)	13,658
Net increase (decrease) in cash, cash equivalents and restricted cash	44,696	(70,212)	(32,988)
Cash, cash equivalents and restricted cash at beginning of year	104,342	174,554	207,542
Cash, cash equivalents and restricted cash at end of year	$149,038	$104,342	$174,554

Fiscal Year Ended February 29, 2024 Compared to Fiscal Year Ended February 28, 2023

As of February 29, 2024, our consolidated cash, cash equivalents and restricted cash was $149.0 million, a $44.7 million increase from our balance of $104.3 million as of February 28, 2023.

Net cash provided by operating activities for fiscal 2024 was $84.9 million compared to $68.1 million for fiscal 2023. The $16.8 million increase in cash was primarily driven by less cash used for consulting and acquisition-related expenses in fiscal 2024 and less cash used for working capital items in fiscal 2024 for such items as the following:

•
increase in cash provided by accounts receivable;
•
increase in restricted cash from channel client deposits;
•
decrease in the use of cash for accounts payable and accrued liabilities which includes items such as accrued compensation, accrued interest, trade accounts payable and litigation settlements; and
•
offset by cash used for prepaid expenses and other current assets for such items as deferred commissions and security deposits.

Net cash used in investing activities was $29.3 million and $228.7 million for fiscal 2024 and 2023, respectively. During fiscal 2024 and 2023, $29.3 million and $48.1 million was primarily used for the acquisition of software and property related to our data centers, respectively. Additionally, during fiscal 2023, net cash of $179.2 million was used for the Logistyx Acquisition and $3.0 million was used for a minority investment in a private firm during the first quarter of fiscal 2023.

Net cash used in financing activities for fiscal 2024 was $14.0 million compared to net cash provided by financing activities of $90.4 million for fiscal 2023. The decrease in cash provided by financing activities was primarily due to following:

•
we received a $190.0 million incremental term loan for the Logistyx Acquisition and $25.0 million under the 2021 Revolving Credit Facility in fiscal 2023;
•
in fiscal 2023, we repaid $105.0 million under the 2021 Revolving Credit Facility;
•
during fiscal 2023, we repaid $4.8 million in debt issuance costs related to the $190.0 million term loan; and
•
the repayments under the 2021 Term Loan were consistent between periods.

A discussion regarding our cash flows for the fiscal year ended February 28, 2023 as compared to the fiscal year ended February 28, 2022 can be found under the heading Cash Flows in Part II, Item 7., Management's Discussion and Analysis of Financial Condition and Results of Operations of our Form 10-K for the fiscal year ended February 28, 2023 filed with the SEC on May 1, 2023.

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

Amounts payable under the Tax Receivable Agreement will be contingent upon, among other things, our generation of taxable income over the term of the Tax Receivable Agreement. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits subject to the Tax Receivable Agreement, we would not be required to make the related payments under the Tax Receivable Agreement. Although the amount of any payments required to be made under the Tax Receivable Agreement may be significant, the timing of these payments will vary and will generally be limited to one payment per member per year. We have not made any Tax Receivable Agreement payments to any Tax Receivable Agreement holders of E2open Holdings as of February 29, 2024.

The liability related to the Tax Receivable Agreement was $69.7 million as of February 29, 2024 and February 28, 2023, assuming (1) a corporate tax rate of 23.7% and 24.2% as of February 29, 2024 and February 28, 2023, respectively, (2) no dispositions of corporate subsidiaries, (3) no material changes in tax law and (4) we do not elect an early termination of the Tax Receivable Agreement. However, due to the uncertainty of various factors, including: (a) the timing and value of future exchanges, (b) the amount and timing of our future taxable income, (c) changes in our tax rate, (d) no future dispositions of any corporate stock, (e) changes in the tax law and (f) changes in the discount rate, the likely tax savings we will realize and the resulting amounts we are likely to pay to the selling equity holders of E2open Holdings pursuant to the Tax Receivable Agreement are uncertain. Interest accrued on the portion of the Tax Receivable Agreement liability recorded under ASC 805 at a rate of LIBOR plus 100 basis points through June 30, 2023. Beginning July 1, 2023, interest accrues at SOFR plus the applicable spread for the quarter. The portion of the Tax Receivable Agreement liability under ASC 450 is recorded on a gross undiscounted basis. These transactions, such as a conversion of Common Units to Class A Common Stock, result in a change in the Tax Receivable Agreement liability and a charge to equity.

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

As of February 29, 2024, we had a current Tax Receivable Agreement liability of $1.8 million which was recorded in accounts payable and accrued liabilities on the Consolidated Balance Sheets. The determination of current and long-term is based on management's estimate of taxable income for the fiscal year and the determination that a Tax Receivable Agreement liability payment is due and payable within the next twelve months. To the extent the estimate differs from actual results, a reclass may be required for portions of the Tax Receivable Agreement liability between current and long-term.

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

Under the Tax Receivable Agreement, future gross payments calculated as of February 29, 2024 are estimated to be: $6.8 million in fiscal 2025, $8.2 million in fiscal 2026, $8.3 million in fiscal 2027, $9.4 million in fiscal 2028, $10.4 million in fiscal 2029 and $69.2 million thereafter.

Warrant Liability

As of February 29, 2024 and February 28, 2023, there were an aggregate of 29,079,872 warrants outstanding. Each warrant entitles its holders to purchase one share of our Class A Common Stock at an exercise price of $11.50 per share. The warrants are recorded as a liability in warrant liability on the Consolidated Balance Sheets with a balance of $14.7 million and $29.6 million as of February 29, 2024 and February 28, 2023, respectively. During the fiscal years ended February 29, 2024 and February 28, 2023 and 2022, a gain of $14.9 million, $37.5 million and $1.6 million was recognized in gain from change in fair value of the warrant liability in the Consolidated Statements of Operations, respectively. During the fiscal year ended February 28, 2022, 100 warrants were exercised with a total exercise price of $1,150.

Conversion of Contingent Consideration

The contingent consideration liability was $18.0 million and $29.5 million as of February 29, 2024 and February 28, 2023, respectively. The fair value remeasurements resulted in a gain of $11.5 million and $16.0 million and a loss of $69.8 million for the fiscal years ended February 29, 2024 and February 28, 2023 and 2022, respectively. The contingent liability represents the Series B-1 common stock, Series B-2 common stock, Series 1 RCUs and Series 2 RCUs.

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

Our non-cancelable operating leases for our office spaces have various expiration dates through June 2030. Under these leases, our undiscounted future cash flows utilized in the calculation of the lease liabilities as of February 29, 2024 were: $8.9 million for fiscal 2025, $7.1 million for fiscal 2026, $5.8 million for fiscal 2027, $3.5 million for fiscal 2028, $1.6 million for fiscal 2029 and $1.5 million thereafter. These numbers include interest of $3.7 million.

Our non-cancelable financing lease arrangements relate to software and computer equipment and have various expiration dates through November 2028. We have the right to purchase the software and computer equipment anytime during the lease or upon lease completion. Under these leases, our undiscounted future cash flows utilized in the calculation of the lease liabilities as of February 29, 2024 were: $1.8 million for fiscal 2025, $1.7 million for fiscal 2026, $1.1 million for fiscal 2027, $0.7 million for fiscal 2028 and $0.6 million for fiscal 2029. These numbers include interest of $0.8 million.

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

Revenue Recognition

Subscriptions revenue, which primarily consists of fees to provide clients cloud-based access to our solution, is recognized ratably over the life of the contract. Subscriptions revenue includes logistics as a service which employs logistics professionals to manage a company’s transportation network including truck, rail, ocean and air freight as well as inbound/outbound logistics from production facilities to warehouses, retailers and end users/consumers. Typically, amounts that have been invoiced are recorded in accounts receivable and deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. Transaction-related revenue is recognized as the transactions occur.

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

If our estimate of the total hours required for a performance obligation at a fixed price is inaccurate, then our revenue recognition timing will be impacted as labor hours as a percentage of total estimated hours will be adjusted at the end of the contract resulting in additional or reduced revenue recognized, as needed, to account for the change in hours. We adjust our estimated total hours and the appropriate revenue recognition each month. Any adjustments should not have a material impact to our financial condition and results of operations. Other revenue primarily includes perpetual license fees, which are recognized upon delivery to the client.

We enter into arrangements with multiple performance obligations, comprising of subscriptions and professional services. Arrangements with clients typically do not provide the client with the right to take possession of the software supporting the on-demand solutions. We primarily account for subscriptions and professional services revenue as separate units of accounting and allocate revenue to each deliverable in an arrangement based on a standalone selling price. Judgment is required to determine the standalone selling price for each distinct performance obligation. We evaluate the standalone selling price for each element by considering prices we charge for similar offerings, size of the order and historical pricing practices. If our judgment is incorrect for a particular item within an arrangement, the timing of our revenue could be impacted between periods such that we would recognize revenue in a different period than we would have if a different judgment had been used; however, the revenue for the full arrangement would have the same result.

Deferred revenue from subscriptions represents amounts collected from, or invoiced to, clients in advance of earning subscriptions revenue. Typically, we bill our subscriptions fees in advance of providing the service. Deferred revenue from professional services represents revenue for time and material contracts where the revenue is recognized when milestones are achieved and accepted by the client for fixed price contracts.

Share-Based Compensation

We measure and recognize compensation expense for all share-based awards at fair value over the requisite service period. We use the Black-Scholes option pricing model or Monte Carlo simulation model to determine the grant date fair value of options. The input variables for the Black-Scholes model or Monte Carlo simulation model are the expected life of the option, volatility of our peer group and our common stock, risk free rate of return and expected dividend yield. For restricted stock grants and certain performance-based awards, fair value is determined as the average price of our Class A Common Stock on the date of grant. Certain performance-based awards with a market condition are calculated using the Monte Carlo simulation model. The determination of fair value of share-based awards on the date of grant using an option-pricing model is affected by our stock price as well as by assumptions regarding a number of subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

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

For performance-based awards where the number of shares includes a modifier to determine the number of shares earned at the end of the performance period, the number of shares earned will depend on which range the performance attribute falls within over the performance period. The performance attributes have been revenue growth, bookings and Adjusted EBITDA or a combination thereof. The performance-based awards with a market condition are based on the closing price of our stock for 20 days out of 30 consecutive trading days during the three-year performance period. The fair value of the performance-based shares with performance attributes is determined using an intrinsic value model or Monte Carlo simulation model. In the period it becomes probable that the minimum threshold specified in the performance-based award will be achieved, we will recognize expense for the proportionate share of the total fair value of the award related to the vesting period that has already lapsed. The remaining fair value of the award is expensed on an accelerated attribution method over the balance of the vesting period as the awards vest in increments. If we determine that it is no longer probable that we will achieve the minimum performance threshold specified in the award, all of the previously recognized compensation expense will be reversed in the period such determination is made.

We do not estimate forfeitures; therefore, we record compensation costs for all awards and record forfeitures as they occur.

If factors change and we employ different assumptions in the determination of the fair value of grants in future periods, the related compensation expense that we record may differ significantly from what we have recorded in the current or past periods.

Refer to Note 24, Share-Based Compensation in the Notes to the Consolidated Financial Statements for further discussion of our share-based compensation plans.

Tax Receivable Agreement Liability

E2open Holdings entered into a Tax Receivable Agreement with certain selling equity holders of E2open Holdings that requires E2open to pay 85% of the tax savings that are realized because of increases in the tax basis in E2open Holdings' assets. This increase is either from the sale or exchange of Common Units for shares of Class A Common Stock or cash, as well as from tax benefits attributable to payments under the Tax Receivable Agreement. E2open will retain the benefit of the remaining 15% of the cash savings.

We calculated the fair value of the Tax Receivable Agreement payments related to the transaction at the acquisition date and identified the timing of the utilization of the tax attributes pursuant to ASC 805 and relevant tax laws. The Tax Receivable Agreement liability is revalued at the end of each reporting period with the gain or loss as well as the associated interest reflected in the change in tax receivable agreement liability in the Consolidated Statements of Operations. Interest accrued on the portion of the Tax Receivable Agreement liability recorded under ASC 805 at a rate of LIBOR plus 100 basis points through June 30, 2023. Beginning July 1, 2023, interest accrues at SOFR plus the applicable spread for the quarter. The portion of the Tax Receivable Agreement liability under ASC 450, Contingencies, is recorded on a gross undiscounted basis. These transactions, such as a conversion of Common Units to Class A Common Stock, result in a change in the Tax Receivable Agreement liability and a charge to equity.

We now have a current Tax Receivable Agreement liability which is recorded in accounts payable and accrued liabilities on the Consolidated Balance Sheets. The determination of current and long-term is based on management's estimate of taxable income for the fiscal year and the determination that a Tax Receivable Agreement liability payment is due and payable within the next twelve months. To the extent the estimate differs from actual results, a reclass may be required for portions of the Tax Receivable Agreement liability between current and long-term.

The calculation of the Tax Receivable Agreement liability includes a significant amount of judgment related to the timing and amount of Common Units sold or exchanged for shares of Class A Common Stock or cash, forecasted operating results of E2open, anticipated interest rates used to accrue interest on the liability and the estimated discount rate used in the present value calculation. If our assumptions change or we experience significant volatility in our operating results forecast, the fair value calculated from one balance sheet period to the next could be materially different.

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

These restricted shares and Common Units are treated as a contingent consideration liability under ASC 805 and valued at fair market value on the acquisition date and will be remeasured at each reporting date and adjusted if necessary. Our contingent consideration is valued using a Monte Carlo simulation model. The assumptions used in preparing this model includes estimates such as volatility, contractual terms, discount rates, dividend rates, dividend yield and risk-free interest rates. Any change in the fair value of the restricted shares and Common Units from the remeasurement will be recorded in gain (loss) from change in fair value of contingent consideration on the Consolidated Statements of Operations.

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

During the first and third quarters of fiscal 2024 and second and fourth quarters of fiscal 2023, the market price of our Class A Common Stock and market capitalization declined significantly. We also experienced slowing growth and lowered projections for net sales and net operating margins due to lower than anticipated new bookings, lower revenue from tiered contracts, higher than expected churn and macroeconomic impacts primarily in the technology, freight and transportation sectors. These factors resulted in us determining that triggering events occurred, and goodwill impairment assessments were performed.

The fair value of E2open was calculated using an equally weighted combination of three different methods: discounted cash flow method, guideline public company method and guideline transaction method. The discounted cash flow method was based on the present value of estimated future cash flows which were based on management's estimates of projected net sales, net operating income margins and terminal growth rates, taking into consideration market and industry conditions. The discount rate used was based on the weighted-average cost of capital adjusted for the risk, size premium and business-specific characteristics related to projected cash flows. Under the guideline public company method, the fair value was based on our current and forward-looking earnings multiples using management's estimate of projected net sales and adjusted EBITDA margins with consideration of market premiums. The unobservable inputs used to measure the fair value included projected net sales, forecasted adjusted EBITDA margins, the weighted average cost of capital, the normalized working capital level, capital expenditures assumptions, profitability projections, the determination of appropriate market comparison companies and terminal growth rates. Under the guideline transaction method, the fair value was based on pricing multiples derived from recently sold companies with similar characteristics to ours taking into consideration management's estimates of projected net sales and operating income margins.

The three approaches generated similar results and indicated that the fair value of E2open's equity and goodwill was less than its carrying amount for both the interim and annual assessments. Therefore, during fiscal 2024 and 2023, we recognized impairment charges totaling $1,097.7 million and $901.6 million to goodwill, respectively.

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

During the first and third quarters of fiscal 2024, the market price of our Class A Common Stock and market capitalization declined significantly. We also lowered our projections for net sales and net operating margins due to lower than anticipated new bookings, lower revenue from tiered contracts, higher than expected churn and macroeconomic impacts primarily in the technology, freight and transportation sectors. These factors resulted in us determining that a triggering event occurred and an interim indefinite-lived intangible asset impairment assessment was performed.

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

The assessments indicated that the fair value of E2open's indefinite-lived intangible asset was less than its carrying amount; therefore, during the fiscal year ended February 29, 2024, we recognized an impairment charge of $34.0 million to intangible assets, net, respectively, for the indefinite-lived trademark / trade name.

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

As of February 29, 2024, we had $1,067.2 million outstanding under our 2021 Term Loan with a variable interest rate of 8.95%. We had no outstanding borrowings under our 2021 Revolving Credit Facility. The variable nature of our interest rates on the 2021 Term Loan exposes us to interest rate risk. A hypothetical increase or decrease in this variable interest rate by 100 basis points would change our annual future interest expense by approximately $10.7 million as of February 29, 2024.

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

As a result of the BluJay Acquisition, our foreign operations have substantially increased resulting in significant revenues, assets and liabilities denominated in foreign currencies. The currencies of our operations are now the Australia dollar, British pound, Canadian dollar, Danish krone, the Euro, Hong Kong dollar, Indian rupee, Malaysia ringgit, People's Republic of China renminbi, Peruvian sol and the Singapore dollar. As a result, our operating results, profitability and cash flows are impacted when the U.S. dollar fluctuates relative to these foreign currencies. We translate our foreign currency-denominated results of operations, assets and liabilities for our foreign subsidiaries to U.S. dollars in our consolidated financial statements. Increases and decreases in the value of the U.S. dollar compared with such foreign currencies will affect our reported results of operations and the value of our assets and liabilities on our consolidated balance sheets, even if our results of operations or the value of those assets and liabilities has not changed in its original currency. These transactions could significantly affect the comparability of our results between financial periods or result in significant changes to the carrying value of our assets, liabilities and shareholders' equity.

We cannot give any assurances as to the effect that future changes in foreign currency rates will have on our financial position, operating results or cash flows.

Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist primarily of cash and cash equivalents, restricted cash and accounts receivable. We deposit cash and cash equivalents with high-quality financial institutions. Accounts receivable are typically unsecured and are derived from sales of subscriptions and support, as well as professional services, principally to large creditworthy clients across a wide range of end markets, including consumer goods, food and beverage, retail, technology transportation, among others. Credit risk is concentrated primarily in North America, Europe and parts of Asia. Our credit risk is limited as no customers represent more than 10% of revenue. Revenue generated from the United States represented 84% of total revenue during the fiscal year ended February 29, 2024 while no other country represented more than 10% of total revenue. We maintain an allowance for estimated credit losses based on management’s assessment of the likelihood of collection.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of E2open Parent Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of E2open Parent Holdings, Inc. (the Company) as of February 29, 2024 and February 28, 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended February 29, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 29, 2024 and February 28, 2023, and the results of its operations and its cash flows for each of the three years in the period ended February 29, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 29, 2024, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated April 29, 2024 expressed an unqualified opinion thereon.

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

Goodwill impairment assessment
Description of the Matter

As of February 29, 2024, the Company’s goodwill balance was $1,843 million. As described in Notes 1 and 7 to the consolidated financial statements, the Company performs a goodwill impairment test annually during the fourth quarter of the fiscal year and more frequently if an event or circumstance indicates that an impairment may have occurred. The Company is comprised of one reporting unit, the level at which the goodwill impairment assessment is performed. If the carrying value of the reporting unit exceeds its value, an impairment loss is calculated as the difference between these amounts, limited to the amount of goodwill allocated to the reporting unit. During the first and third quarters of fiscal year 2024, a triggering event occurred related to significant declines in the market price of the Company’s Class A Common Stock and market capitalization. Reporting unit fair value was estimated by management using an equally weighted combination of three different methods: discounted cash flow method, guideline public company method and guideline transaction method. During the year ended February 29, 2024, the Company recognized impairment charges totaling $1,098 million.

Auditing the Company’s goodwill impairment assessment involves subjective auditor judgement due to the significant estimation required in management’s determination of the fair value of the reporting unit, and the effort involved with the use of professionals with specialized skill and knowledge. The estimates used in the discounted cash flow method are sensitive to significant assumptions including weighted-average cost of capital, projected revenue growth rates, and projected adjusted EBITDA margins. These assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of relevant internal controls over the Company's goodwill impairment assessment process. This included testing controls over the estimation process supporting the measurement of the fair value of the reporting unit, including the valuation models and underlying assumptions used to develop the estimate.

To test the estimated fair value of the reporting unit, with involvement from our specialists, we performed audit procedures that included, among others, evaluating the appropriateness of valuation methods selected and used, testing the completeness and accuracy of underlying data used in the methods, and evaluating the reasonableness for significant assumptions used by management related to weighted-average cost of capital, projected revenue growth rates, and projected adjusted EBITDA margins. For example, we compared the significant assumptions used by management to current industry, market and economic trends, historical results, and other relevant factors. We also assessed the historical accuracy of management’s valuation estimates and performed sensitivity analyses of significant assumptions used to evaluate the change in the fair value of the reporting unit resulting from changes in the significant assumptions.

Tax receivable agreement liability
Description of the Matter

As of February 29, 2024, the tax receivable agreement liability was $69.7 million. The Company’s operations are currently held in a lower-tier partnership, E2open Holdings, LLC (E2open Holdings). The Company historically conducted its operations at the partnership level. However, it underwent a reorganization as part of its initial public offering and it now operates as a public corporation which owns interests in E2open Holdings (the “Up-C Structure”). When the Company implemented its Up-C structure, it also put in place a tax receivable agreement, in which it agreed to pay continuing members of E2open Holdings for cash tax savings it receives as a result of E2open Holdings unit exchanges. Each time a continuing member of E2open Holdings exchanges units with the Company, the Company receives an amortizable basis adjustment, which increases its basis in the Company and creates future tax deductions. The basis adjustments may result in a realized tax benefit and as a result, the Company computed a tax receivable agreement liability due to each continuing member of E2open Holdings. Significant inputs and assumptions were used to estimate the future expected payments including the timing of realization of the tax benefits.

Auditing management’s computation of the tax receivable agreement liability involved subjective estimation and complex auditor judgment in determining forecasted future taxable income, including the long-term growth rate. Changes in this assumption could have a significant impact on the fair value of the tax receivable agreement liability.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over the Company’s tax receivable agreement liability process. This included testing controls over the estimation process supporting the recognition and measurement of the tax receivable agreement liability, including the underlying assumptions used to develop such estimate.

Among other audit procedures performed, we involved tax professionals to assist in evaluating the methodologies employed by management in calculating the tax receivable agreement liability, including testing unit exchanges. We evaluated the assumptions used by the Company to develop projections of future taxable income by income tax jurisdiction and tested the completeness and accuracy of the underlying data used in the projections. For example, we compared the projections of future taxable income, including the long-term growth rate assumption, with the actual results of prior periods, as well as management’s consideration of current industry and economic trends. We also compared the projections of future taxable income with other forecasted financial information prepared by the Company.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2016.

Austin, Texas

April 29, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of E2open Parent Holdings, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited E2open Parent Holdings, Inc.’s internal control over financial reporting as of February 29, 2024, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, E2open Parent Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of February 29, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of E2open Parent Holdings, Inc. (the Company) as of February 29, 2024 and February 28, 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended February 29, 2024, and the related notes and our report dated April 29, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Austin, Texas

April 29, 2024

E2open Parent Holdings, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)	February 29, 2024	February 28, 2023
Assets
Cash and cash equivalents	$134,478	$93,032
Restricted cash	14,560	11,310
Accounts receivable, net	161,556	174,809
Prepaid expenses and other current assets	28,843	25,200
Total current assets	339,437	304,351
Goodwill	1,843,477	2,927,807
Intangible assets, net	841,031	1,051,124
Property and equipment, net	67,177	72,476
Operating lease right-of-use assets	21,299	18,758
Other noncurrent assets	29,234	25,659
Total assets	$3,141,655	$4,400,175
Liabilities and Stockholders' Equity
Accounts payable and accrued liabilities	$90,594	$97,491
Channel client deposits payable	14,560	11,310
Deferred revenue	213,138	203,824
Current portion of notes payable	11,272	11,144
Current portion of operating lease obligations	7,378	7,622
Current portion of financing lease obligations	1,448	2,582
Income taxes payable	584	2,190
Total current liabilities	338,974	336,163
Long-term deferred revenue	2,077	2,507
Operating lease obligations	17,372	15,379
Financing lease obligations	3,626	1,049
Notes payable	1,037,623	1,043,636
Tax receivable agreement liability	67,927	69,745
Warrant liability	14,713	29,616
Contingent consideration	18,028	29,548
Deferred taxes	55,586	144,529
Other noncurrent liabilities	602	1,083
Total liabilities	1,556,528	1,673,255
Commitments and Contingencies (Note 28)
Stockholders' Equity
Class A common stock; $0.0001 par value, 2,500,000,000 shares authorized; 306,237,585 and 302,582,007 issued and 306,060,931 and 302,405,353 outstanding as of February 29, 2024 and February 28, 2023, respectively	31	30
Class V common stock; $0.0001 par value; 42,747,890 shares authorized; 31,225,604 and 32,992,007 shares issued and outstanding as of February 29, 2024 and February 28, 2023, respectively	—	—
Series B-1 common stock; $0.0001 par value; 9,000,000 shares authorized; 94 shares issued and outstanding as of February 29, 2024 and February 28, 2023	—	—
Series B-2 common stock; $0.0001 par value; 4,000,000 shares authorized; 3,372,184 shares issued and outstanding as of February 29, 2024 and February 28, 2023	—	—
Additional paid-in capital	3,407,694	3,378,633
Accumulated other comprehensive loss	(46,835)	(68,603)
Accumulated deficit	(1,873,703)	(803,679)
Treasury stock, at cost: 176,654 shares as of February 29, 2024 and February 28, 2023	(2,473)	(2,473)
Total E2open Parent Holdings, Inc. equity	1,484,714	2,503,908
Noncontrolling interest	100,413	223,012
Total stockholders' equity	1,585,127	2,726,920
Total liabilities and stockholders' equity	$3,141,655	$4,400,175

See notes to the consolidated financial statements.

E2open Parent Holdings, Inc.

Consolidated Statements of Operations

	Fiscal Year Ended
(In thousands, except per share amounts)	February 29, 2024	February 28, 2023	February 28, 2022
Revenue
Subscriptions	$536,792	$532,940	$335,532
Professional services and other	97,762	119,275	90,029
Total revenue	634,554	652,215	425,561
Cost of Revenue
Subscriptions	146,006	140,462	93,072
Professional services and other	72,249	82,939	56,103
Amortization of acquired intangible assets	98,608	98,531	73,801
Total cost of revenue	316,863	321,932	222,976
Gross Profit	317,691	330,283	202,585
Operating Expenses
Research and development	101,420	97,982	79,700
Sales and marketing	87,734	87,960	60,265
General and administrative	108,048	88,070	69,922
Acquisition-related expenses	2,080	16,297	64,360
Amortization of acquired intangible assets	80,276	82,812	46,358
Goodwill impairment	1,097,741	901,566	—
Intangible asset impairment	34,000	—	—
Total operating expenses	1,511,299	1,274,687	320,605
Loss from operations	(1,193,608)	(944,404)	(118,020)
Other income (expense)
Interest and other expense, net	(102,460)	(76,831)	(33,663)
Gain (loss) from change in tax receivable agreement liability	2,190	(2,886)	(154)
Gain from change in fair value of warrant liability	14,903	37,523	1,633
Gain (loss) from change in fair value of contingent consideration	11,520	16,020	(69,760)
Total other expense	(73,847)	(26,174)	(101,944)
Loss before income tax benefit	(1,267,455)	(970,578)	(219,964)
Income tax benefit	82,376	250,376	30,050
Net loss	(1,185,079)	(720,202)	(189,914)
Less: Net loss attributable to noncontrolling interest	(115,055)	(71,499)	(24,138)
Net loss attributable to E2open Parent Holdings, Inc.	$(1,070,024)	$(648,703)	$(165,776)

Weighted average common shares outstanding:
Basic	303,751	301,946	245,454
Diluted	303,751	301,946	245,454
Net loss attributable to E2open Parent Holdings, Inc. common shareholders per share:
Basic	$(3.52)	$(2.15)	$(0.68)
Diluted	$(3.52)	$(2.15)	$(0.68)

See notes to the consolidated financial statements.

E2open Parent Holdings, Inc.

Consolidated Statements of Comprehensive Loss

	Fiscal Year Ended
(In thousands)	February 29, 2024	February 28, 2023	February 28, 2022
Net loss	$(1,185,079)	$(720,202)	$(189,914)
Other comprehensive income (loss), net:
Net foreign currency translation gain (loss), net of tax of $1,459, $7,578 and $11,985 as of February 29, 2024, February 28, 2023 and 2022	19,036	(48,728)	(21,407)
Net deferred gains (losses) on foreign exchange forward contracts	902	(856)	—
Net deferred gains on interest rate collars	1,830	—	—
Total other comprehensive income (loss), net	21,768	(49,584)	(21,407)
Comprehensive loss	(1,163,311)	(769,786)	(211,321)
Less: Comprehensive loss attributable to noncontrolling interest	(112,942)	(76,422)	(26,859)
Comprehensive loss attributable to E2open Parent Holdings, Inc.	$(1,050,369)	$(693,364)	$(184,462)

See notes to the consolidated financial statements.

E2open Parent Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance, February 28, 2021	$19	$2,071,206	$2,388	$10,800	$—	$2,084,413	$392,945	$2,477,358
Share-based compensation expense	—	10,639	—	—	—	10,639	—	10,639
Business Combination purchase price adjustment	—	1,666	—	—	—	1,666	1,299	2,965
Issuance of common stock for BluJay acquisition	7	730,847	—	—	—	730,854	—	730,854
Issuance of common stock for BluJay acquisition PIPE financing, net of offering costs	3	292,897	—	—	—	292,900	—	292,900
Deferred taxes related to issuance of common stock for BluJay acquisition	—	36,805	—	—	—	36,805	—	36,805
Conversion of Series B-1 shares to common stock	2	174,999	—	—	(2,473)	172,528	—	172,528
Conversion of common units to common stock	—	54,950	—	—	—	54,950	(71,717)	(16,767)
Impact of common unit conversions on Tax Receivable Agreement, net of tax	—	(11,791)	—	—	—	(11,791)	—	(11,791)
Exercise of warrants	—	1	—	—	—	1	—	1
Other comprehensive loss, net of tax	—	—	(21,407)	—	—	(21,407)	—	(21,407)
Net loss	—	—	—	(165,776)	—	(165,776)	(24,138)	(189,914)
Balance, February 28, 2022	31	3,362,219	(19,019)	(154,976)	(2,473)	3,185,782	298,389	3,484,171
Share-based compensation expense	—	17,539	—	—	—	17,539	—	17,539
Conversion of common units to common stock	—	2,481	—	—	—	2,481	(3,878)	(1,397)
Vesting of restricted stock awards, net of shares withheld for taxes	(1)	(1,610)	—	—	—	(1,611)	—	(1,611)
Impact of common unit conversions on Tax Receivable Agreement, net of tax	—	(1,996)	—	—	—	(1,996)	—	(1,996)
Other comprehensive loss, net of tax	—	—	(49,584)	—	—	(49,584)	—	(49,584)
Net loss	—	—		(648,703)	—	(648,703)	(71,499)	(720,202)
Balance, February 28, 2023	30	3,378,633	(68,603)	(803,679)	(2,473)	2,503,908	223,012	2,726,920
Share-based compensation	—	27,131	—	—	—	27,131	—	27,131
Conversion of Common Units to common stock	—	7,544	—	—	—	7,544	(7,544)	—
Vesting of restricted stock awards, net of shares withheld for taxes	1	(3,452)	—	—	—	(3,451)	—	(3,451)
Impact of Common Unit conversions on Tax Receivable Agreement, net of tax	—	(2,162)	—	—	—	(2,162)	—	(2,162)
Other comprehensive income	—	—	21,768	—	—	21,768	—	21,768
Net loss	—	—	—	(1,070,024)	—	(1,070,024)	(115,055)	(1,185,079)
Balance, February 29, 2024	$31	$3,407,694	$(46,835)	$(1,873,703)	$(2,473)	$1,484,714	$100,413	$1,585,127

See notes to the consolidated financial statements.

E2open Parent Holdings, Inc.

Consolidated Statements of Cash Flows

	Fiscal Year Ended
(In thousands)	February 29, 2024	February 28, 2023	February 28, 2022
Cash flows from operating activities
Net loss	$(1,185,079)	$(720,202)	$(189,914)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	214,727	213,260	142,609
Amortization of deferred commissions	6,269	4,051	1,560
Provision for credit losses	3,870	549	1,018
Amortization of debt issuance costs	5,281	5,103	3,444
Amortization of operating lease right-of-use assets	7,419	7,636	15,649
Share-based compensation	27,171	17,561	10,639
Deferred income taxes	(87,790)	(259,426)	(35,744)
Loss on disposition	—	1,400	—
Right-of-use assets impairment charge	659	4,137	—
Goodwill impairment charge	1,097,741	901,566	—
Indefinite-lived intangible asset impairment charge	34,000	—	—
(Gain) loss from change in tax receivable agreement liability	(2,190)	2,886	154
Gain from change in fair value of warrant liability	(14,903)	(37,523)	(1,633)
(Gain) loss from change in fair value of contingent consideration	(11,520)	(16,020)	69,760
Gain on operating lease termination	(187)	—	—
Loss (gain) on disposal of property and equipment	526	994	(211)
Changes in operating assets and liabilities:
Accounts receivable	9,382	(15,119)	(9,881)
Prepaid expenses and other current assets	(2,087)	5,864	(9,333)
Other noncurrent assets	(9,844)	(6,782)	(6,669)
Accounts payable and accrued liabilities	(8,816)	(25,687)	14,933
Channel client deposits payable	3,249	(7,762)	6,248
Deferred revenue	8,884	3,450	62,678
Changes in other liabilities	(11,891)	(11,838)	(24,153)
Net cash provided by operating activities	84,871	68,098	51,154
Cash flows from investing activities
Payments for acquisitions - net of cash acquired	—	(179,243)	(774,232)
Capital expenditures	(29,252)	(48,060)	(31,776)
Minority investment in private firm	—	(3,000)	(2,500)
Proceeds from disposition	—	1,574	—
Net cash used in investing activities	(29,252)	(228,729)	(808,508)
Cash flows from financing activities
Proceeds from private investment in public equity	—	—	300,000
Offering costs related to issuance of common stock in connection with private investment in public equity	—	—	(7,100)
Proceeds from warrant exercise	—	—	1
Proceeds from indebtedness	—	215,000	475,000
Repayments of indebtedness	(11,168)	(115,915)	(21,139)
Repayments of financing lease obligations	(2,852)	(2,487)	(6,457)
Repurchase of common stock	—	—	(2,473)
Repurchase of common units	—	(1,397)	(16,767)
Payments of debt issuance costs	—	(4,766)	(10,357)
Net cash (used in) provided by financing activities	(14,020)	90,435	710,708
Effect of exchange rate changes on cash and cash equivalents	3,097	(16)	13,658
Net increase (decrease) in cash, cash equivalents and restricted cash	44,696	(70,212)	(32,988)
Cash, cash equivalents and restricted cash at beginning of year	104,342	174,554	207,542
Cash, cash equivalents and restricted cash at end of year	$149,038	$104,342	$174,554

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	134,478	93,032	155,481
Restricted cash	14,560	11,310	19,073
Total cash, cash equivalents and restricted cash	$149,038	$104,342	$174,554

See notes to the consolidated financial statements.

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

On February 4, 2021 (Closing Date), CCNB1 and E2open Holdings, LLC and its operating subsidiaries (E2open Holdings) completed a business combination (Business Combination) contemplated by the definitive Business Combination Agreement entered into on October 14, 2020 (Business Combination Agreement). The Business Combination was accounted for as a business combination under Accounting Standards Codification (ASC) 805, Business Combination (ASC 805), and due to the change in control, was accounted for using the acquisition method with CCNB1 as the accounting acquirer and E2open Holdings as the accounting acquiree.

In connection with the finalization of the Business Combination, CCNB1 changed its name to “E2open Parent Holdings, Inc.” (the Company or E2open) and changed its jurisdiction of incorporation from the Cayman Islands to the State of Delaware (Domestication). Immediately following the Domestication, various entities merged with and into E2open, with E2open as the surviving company. Additionally, E2open Holdings became a subsidiary of E2open with the equity interests of E2open Holdings held by E2open and existing owners of E2open Holdings. The existing owners of E2open Holdings are considered noncontrolling interest in the consolidated financial statements.

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

As a result of the Business Combination, the Company’s trading symbol on the New York Stock Exchange was changed from “PCPL” to “ETWO.”

See Note 4, Related Party Transactions and Note 12, Tax Receivable Agreement for additional information.

Description of Business

The Company is headquartered in Austin, Texas. E2open is a world class connected supply chain software platform that enables the largest companies to transform the way they make, move and sell goods and services. With the broadest cloud-native global platform purpose-built for modern supply chains, E2open connects manufacturing, logistics, channel and distributing partners as one multi-enterprise network. E2open's software as a service (SaaS) platform anticipates disruptions and opportunities to help companies improve efficiency, reduce waste and operate sustainably.

2.
Summary of Significant Accounting Policies

Basis of Presentation

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

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported results of operations during the reporting period. Such management estimates include allowance for credit losses, tax receivable agreement liability, goodwill and other long‑lived assets, estimates of standalone selling price of performance obligations for revenue contracts with multiple performance obligations, share‑based compensation, valuation allowances for deferred tax assets and uncertain tax positions, warrants, contingent consideration, contingencies and the accounting for business combinations. These estimates are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ from management’s estimates.

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

Business Combinations

The Company accounts for business combinations in accordance with ASC 805, and, accordingly, the assets and liabilities of the acquired business are recorded at their fair values at the date of acquisition. The excess of the purchase price over the estimated fair values is recorded as goodwill. Some changes in the estimated fair values of the net assets recorded for acquisitions that qualify as measurement period adjustments within one year of the date of acquisition will change the amount of the purchase price allocable to goodwill. All acquisition costs are expensed as incurred, and in-process research and development costs, if any, are recorded at fair value as an indefinite-lived intangible asset and assessed for impairment thereafter until completion, at which point the asset is amortized over its expected useful life. The results of operations of acquired businesses are included in the consolidated financial statements beginning on the acquisition date.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents, restricted cash and accounts receivable. The Company deposits cash and cash equivalents with high-quality financial institutions. Accounts receivable are typically unsecured and derived from sales of subscriptions and support, as well as professional services, principally to large creditworthy clients across a wide range of end markets, including consumer goods, food and beverage, manufacturing, retail, technology and transportation, among others. Credit risk is concentrated primarily in North America, Europe, and parts of Asia. The Company's credit risk is limited as no customers represent more than 10% of revenue. Revenue generated from the United States represented 84% of total revenue during the fiscal year ended February 29, 2024 while no other country represented more than 10% of total revenue. The Company maintains an allowance for estimated credit losses based on management’s assessment of the likelihood of collection.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are stated at fair value. The Company has $3.1 million in certificates of deposits in foreign accounts as of February 29, 2024. We deposit cash with high credit quality institutions, which typically exceed federally insured amounts. We have not experienced any losses on our deposits.

Restricted Cash

Restricted cash represents client deposits for the incentive payment program associated with the Company's channel shaping application. The Company offers services to administer incentive payments to partners on behalf of the Company’s clients. The Company’s clients deposit these funds into a restricted cash account with an offset included as a liability in channel client deposits payable in the Consolidated Balance Sheets.

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

Accounts receivable are initially recorded upon the sale of solutions to clients. Credit is granted in the normal course of business without collateral. Accounts receivable are stated net of an allowance for credit losses, which represent estimated losses resulting from the inability of certain clients to make the required payments. When determining the allowance for credit losses, the Company takes several factors into consideration, including the overall composition of the accounts receivable aging, prior history of accounts receivable write-offs and experience with specific clients.

With the adoption of ASC 326, Financial Instruments - Credit Losses, the allowance for credit losses represents the best estimate of the lifetime expected credit losses, based on client-specific information, historical loss rates and the impact of current and future conditions which include an assessment of client creditworthiness, historical payment experience and the age of outstanding receivables. The Company writes off accounts receivable when they are determined to be uncollectible. Changes in the allowance for credit losses are recorded as provision for the allowance for expected credit losses and are included in sales and marketing expenses in the Consolidated Statements of Operations. The Company evaluates the allowance for credit losses for the entire portfolio of accounts receivable on an aggregate basis due to the similar risk characteristics of its clients and historical loss patterns.

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair values of the net tangible and intangible assets of acquired entities. The Company performs a goodwill impairment test annually during the fourth quarter of the fiscal year and more frequently if an event or circumstance indicates that an impairment may have occurred. Triggering events that may indicate a potential impairment include but are not limited to a significant decline in the Company's stock price, macroeconomic conditions, the Company's overall financial performance, company specific events such as a change in strategy or exiting a portion of the business, significant adverse changes in clients' demand or business climate and related competitive considerations.

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

Amortization periods for definite-lived intangible assets are as follows for the fiscal years ended February 29, 2024 and February 28, 2023:

Trade names	1 year or Indefinite
Client relationships	3 - 20 years
Technology	3 - 10 years
Content library	10 years

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

Fair Value Measurement

Fair value is defined as the price that would be received for the sale of an asset or paid for the transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

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

Leases

The Company accounts for leases in accordance with ASC 842, Leases (ASC 842), which requires lessees to recognize lease liabilities and right-of-use (ROU) assets on the balance sheet for most operating leases. The Company made the accounting policy election not to apply the recognition provisions of ASC 842 to short-term leases which are leases with a lease term of 12 months or less. Instead, the Company recognizes the lease payments for short-term leases on a straight-line basis over the lease term.

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

Tax Receivable Agreement Liability

The Company entered into a Tax Receivable Agreement with certain selling equity holders of E2open Holdings that requires E2open to pay 85% of the tax savings that are realized because of increases in the tax basis in E2open Holdings' assets and certain acquired tax attributes in the Business Combination. This increase is either from the sale or exchange of limited liability company interests of E2open Holdings (Common Units) for shares of Class A common stock or cash, as well as from tax benefits attributable to payments under the Tax Receivable Agreement. E2open will retain the benefit of the remaining 15% of the cash savings.

The Company calculated the fair value of the Tax Receivable Agreement payments related to the transaction at the acquisition date and identified the timing of the utilization of the tax attributes pursuant to ASC 805 and relevant tax laws. The Tax Receivable Agreement liability is revalued at the end of each reporting period with the gain or loss as well as the associated interest reflected in the gain (loss) from change in tax receivable agreement liability in the Consolidated Statements of Operations. Interest accrued on the Tax Receivable Agreement liability at the London Interbank Offered Rate (LIBOR) plus 100 basis points through June 30, 2023. As of July 1, 2023, interest accrues at the Secured Overnight Financing Rate (SOFR) plus the applicable spread for the quarter. In addition, under ASC 450, Contingencies, any transactions with partnership unit holders after the acquisition date will result in additional Tax Receivable Agreement liabilities which will be recorded on a gross undiscounted basis. These transactions, such as a conversion of Common Units to Class A common stock, result in a change in the Tax Receivable Agreement liability and a charge to equity.

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

In June 2021, the restricted Series B-1 common stock automatically converted into the Company's Class A common stock on a one-to-one basis and the Series 1 RCUs converted into Common Units of E2open Holdings.

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

Noncontrolling Interest

Noncontrolling interest represents the portion of E2open Holdings that the Company controls and consolidates but does not own. The Company recognizes each noncontrolling holder’s respective share of the estimated fair value of the net assets at the date of formation or acquisition. Noncontrolling interest are subsequently adjusted for the noncontrolling holder’s share of additional contributions, distributions and their share of the net earnings or losses of each respective consolidated entity. The Company allocates net income or loss to noncontrolling interest based on the weighted average ownership interest during the period. The net income or loss that is not attributable to the Company is reflected in net income (loss) attributable to noncontrolling interest in the Consolidated Statements of Operations. The Company does not recognize a gain or loss on transactions with a consolidated entity in which it does not own 100% of the equity, but the Company reflects the difference in cash received or paid from the noncontrolling interest carrying amount as additional paid-in-capital.

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

Advertising Costs

Advertising costs include expenses associated with the promotion of the Company's brand, products and services to its clients. These costs include the new corporate branding in fiscal 2023, digital and social marketing related to our brand and website, company store, integrated marketing experience, on-site customer meeting and sponsorship of events. Advertising costs are expensed as incurred and included in sales and marketing expenses in the Consolidated Statements of Operations. Advertising expenses were $10.5 million, $16.2 million and $6.1 million for the fiscal years ended February 29, 2024 and February 28, 2023 and 2022, respectively.

Severance and Exit Costs

Severance expenses consist of severance for employees that have been terminated or identified for termination. Exit costs consist of expenses associated with vacating certain facility leases prior to the lease term which generally include the remaining payments on an operating lease. Lease termination obligations are reduced by future sublease income. Severance costs related to workforce reductions are recorded when the Company has committed to a plan of termination and notified the employees of the terms of the plan.

Acquisition-Related Expenses

Acquisition-related expenses consist of third-party accounting, legal, investment banking fees, severance, facility exit costs, travel expenses and other expenses incurred solely to prepare for and execute the acquisition and integration of a business. These costs are expensed as incurred.

Share-Based Compensation

The Company measures and recognizes compensation expense for all share-based awards at fair value over the requisite service period. The Company uses the Black-Scholes option pricing model or Monte Carlo simulation model to determine the grant date fair value of options. For restricted stock grants and certain performance-based awards, fair value is determined as the average price of the Company’s Class A common stock, par value $0.0001 per share (Class A Common Stock) on the date of grant. Certain performance-based awards are also calculated using the Monte Carlo simulation model. The determination of fair value of share-based awards on the date of grant using an option-pricing model is affected by the stock price as well as by assumptions regarding a number of subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors.

The expected terms of the options are based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at grant date. Volatility is based on the average of historical and implied volatility of comparable companies from a representative peer group based on industry and market capitalization data as well we the Company's own stock volatility. The Company has not historically issued any dividends and does not expect to in the future.

For performance-based awards where the number of shares includes a modifier to determine the number of shares earned at the end of the performance period, the number of shares earned will depend on which range the performance attribute falls within over the performance period. The performance attributes have been revenue growth, bookings and Adjusted EBITDA or a combination thereof. The fair value of the performance-based shares with the performance attributes is determined using an intrinsic value model or Monte Carlo simulation model. In the period it becomes probable that the minimum threshold specified in the performance-based award will be achieved, the Company recognizes expense for the proportionate share of the total fair value of the award related to the vesting period that has already lapsed. The remaining fair value of the award is expensed on a straight-line basis over the balance of the vesting period. If the Company determines that it is no longer probable that it will achieve the minimum performance threshold specified in the award, all previously recognized compensation expense will be reversed in the period such determination is made.

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

Net transaction gain from foreign currency contracts recorded in the Consolidated Statements of Operations were $3.4 million, $1.9 million and $1.3 million for the fiscal years ended February 29, 2024 and February 28, 2023 and 2022, respectively.

Hedging Instruments

The Company recognizes hedging instruments as either assets or liabilities in the Consolidated Balance Sheets at fair value and provides qualitative and quantitative disclosures about such hedges.

Foreign Currency Forward Contracts

The Company has international operations that expose it to potentially adverse movements in foreign currency exchange rates. To reduce the exposure to foreign currency rate changes on forecasted operating expenses, the Company enters into hedges in the form of foreign currency forward contracts related to changes in the U.S. dollar/foreign currency relationship. The Company does not use foreign currency forward contracts for speculative or trading purposes. The Company's foreign currency forward contracts are governed by an International Swaps and Derivatives Association master agreement that generally includes standard netting arrangements.

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

The assets or liabilities associated with the forward contracts are recorded at fair value in prepaid expenses and other current assets, other noncurrent assets, accounts payable and accrued liabilities or other noncurrent liabilities in the Consolidated Balance Sheets. The accounting for gains and losses resulting from changes in fair value depends on the use of the foreign currency forward contract and whether it is designated and qualifies for hedge accounting. The cash flow impact upon settlement of the derivative contracts will be included in net cash from operating activities in the Consolidated Statements of Cash Flows.

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

Comprehensive Loss

Comprehensive loss includes net loss, as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. The Company’s elements of other comprehensive income (loss) are changes in the fair value of foreign currency forward contracts, changes in the fair value of interest rate agreements and cumulative foreign currency translation adjustments.

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

The Company accounts for uncertainty of income taxes based on a more-likely-than-not threshold for the recognition and derecognition of tax positions. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

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

Subscriptions Revenue

The Company offers cloud-based on-demand software solutions, which enable its clients to have constant access to its solutions without the need to manage and support the software and associated hardware themselves. The Company houses the hardware and software in third-party facilities and provides its clients with access to software solutions, along with data security and storage, backup, and recovery services and solution support.

The Company also offers logistics as a service which employs logistics professionals to manage a company’s transportation network including truck, rail, ocean and air freight as well as inbound/outbound logistics from production facilities to warehouses, retailers and end users/consumers.

The Company’s contracts provide for fixed annual subscription fees. The Company’s client contracts typically have a term of one to five years. The Company's enterprise client contracts have an average term of approximately three years.

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

The Company enters into arrangements with multiple performance obligations, comprising of subscriptions and professional services. Arrangements with clients typically do not provide the client with the right to take possession of the software supporting the on-demand solutions. The Company primarily accounts for subscriptions and professional services revenue as separate units of accounting and allocates revenue to each deliverable in an arrangement based on a standalone selling price. The Company evaluates the standalone selling price for each element by considering prices the Company charges for similar offerings, size of the order and historical pricing practices. Other revenue primarily includes perpetual license fees, which are recognized upon delivery to the client.

Sales Commissions

The Company defers and amortizes sales commissions that are incremental and directly related to obtaining client contracts in accordance with ASC 606 and ASC 340-40, Other Assets and Deferred Cost-Contracts with Customers. The Company amortizes sales commissions over the period that products are expected to be delivered to clients, including expected renewals. The Company determined this period to be four years, beginning when costs are incurred. Certain sales commissions that would have an amortization period of less than a year are expensed as incurred to sales and marketing expenses.

Recent Accounting Guidance

Recently Adopted Accounting Guidance

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842). The core principle of ASC 842 is that a lessee should recognize the assets and liabilities that arise from leases. For operating leases, a lessee is required to recognize a ROU asset and a lease liability, initially measured at the present value of the lease payments, in the balance sheet. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The accounting applied by a lessor is largely unchanged from that applied under previous U.S. GAAP. This standard was effective for calendar fiscal years beginning after December 15, 2021. Earlier application was permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company adopted this standard as of March 1, 2021 utilizing the modified retrospective approach and elected a set of practical expedients that allowed us not to reassess whether contracts are or contain leases, lease classification or initial direct costs for existing leases. See Note 25, Leases for more information related to the Company's leases.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This standard provides guidance on accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. The amendments in this standard should be applied either retrospectively or prospectively to all implementation costs incurred after the adoption date. The standard was adopted by the Company during the fourth quarter of fiscal 2022 on a prospective basis and did not have a material impact on its consolidated financial statements.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting to simplify the accounting for contract modifications made to replace LIBOR or other reference rates that are expected to be discontinued because of the reference rate reform. The guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criterion are met. On January 7, 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The amendments in ASU 2021-01 are elective and apply to the Company’s debt instruments that may be modified as a result of the reference rate reform. The optional expedients and exceptions can be applied to contract modifications made until December 31, 2024. During fiscal 2024, we transitioned our debt instruments from LIBOR to SOFR and our Tax Receivable Agreement liability from LIBOR plus 100 basis points to SOFR plus the applicable spread for the quarter. The change in interest rates on our debt and Tax Receivable Agreement liability did not have a material effect on our financial position or results of operations.

Recent Accounting Guidance Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements of ASU 2023-07 are required for entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods for our fiscal years beginning after December 15, 2024, and should be applied on a retrospective basis to all periods presented. Early adoption is permitted. We are currently evaluating the effect of adopting ASU 2023-07 on our disclosures.

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

3.
Acquisitions

BluJay Acquisition

On May 27, 2021, the Company entered into a Share Purchase Deed (Purchase Agreement) to acquire all the outstanding equity of BluJay TopCo Limited, a private limited liability company which owned BluJay Solutions, a cloud-based logistics execution platform company (BluJay). The agreement was between the Company and BluJay and its subsidiaries (BluJay Sellers). The acquisition of BluJay (BluJay Acquisition) was completed on September 1, 2021 (Acquisition Date) and was accounted for as a business combination under ASC 805.

The cash consideration in the BluJay Acquisition was provided by $380.0 million in proceeds from the issuance of an incremental term loan, $300.0 million in private investment in public equity (PIPE) financing from institutional investors for the purchase of an aggregate of 28,909,022 shares of the Company's Class A Common Stock and cash on hand.

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

The allocation of the purchase price was recorded to the tangible and intangible assets acquired and liabilities assumed based on their fair values as of the Acquisition Date. The final purchase price allocation was as follows:

($ in thousands)	Final Purchase Price Allocation
Cash and cash equivalents	$23,773
Account receivable, net	33,822
Other current assets	11,217
Property and equipment, net	6,503
Operating lease right-of-use assets	9,018
Intangible assets	484,800
Goodwill (1)	1,149,866
Non-current assets	184
Accounts payable	(11,630)
Current liabilities (2)	(22,878)
Deferred revenue (3)	(39,283)
Deferred taxes	(109,350)
Non-current liabilities	(7,171)
Total assets acquired and liabilities assumed	$1,528,871

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

On September 1, 2022, E2open, LLC made a cash payment of $54.0 million to Logistyx as the final installment payment for the Logistyx Acquisition which reflected a working capital adjustment of $3.6 million. The Logistyx sellers disputed the working capital adjustment pursuant to the terms of the Membership Interest Purchase Agreement. During October 2022, the parties agreed to a working capital adjustment of $2.6 million. The additional $1.1 million payment for working capital was made to Logistyx on December 5, 2022.

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

The Company does not disclose the actual results of acquired companies post-acquisition. E2open integrates the operations of acquired companies, therefore making it impractical to report separate results.

4.
Related Party Transactions

The completion of the Business Combination resulted in related party relationships between CCNB1 and many of the selling members of E2open Holdings as a continued affiliation exists between many of the parties and several of the selling members are current members of E2open's board of directors. Additionally, the BluJay Acquisition also resulted in related party relationships between the Company and BluJay Sellers as a continued affiliation exists and each selling owner group has the option to have one member on E2open's board of directors.

Investor Rights Agreement

The Company entered into the Investor Rights Agreement with the completion of the Business Combination. The director appointment rights under the Investor Rights Agreement will terminate as to a party when such party, together with its permitted transferees, has less than certain ownership thresholds (with respect to the affiliates of Insight Partners, the greater of 33% of the economic interests in the Company that such affiliates of Insight Partners owned immediately after the Closing Date and 2% of the Company’s voting securities, and with respect to CC Capital (on behalf of the Sponsor), less than 17% of the economic interests in the Company that it owned immediately after the Closing Date). Insight Partners is the predecessor controlling unitholder of E2open Holdings and represents entities affiliated with Insight Venture Management, LLC. The registration rights in the Investor Rights Agreement will terminate as to each holder of the Company’s shares of common stock when such holder ceases to hold any of the Company’s common stock or securities exercisable or exchangeable for the Company’s common stock.

The Investor Rights Agreement was amended and restated to add certain of BluJay's existing stockholders as parties, including certain affiliates of Francisco Partners and Temasek Holdings (Private) Limited (Temasek). The Investor Rights Agreement provides Francisco Partners and Temasek the right to nominate one member each to the Company's board of directors. Mr. Deep Shah, nominated by Francisco Partners, and Mr. Martin Fichtner, nominated by Temasek, became directors on September 1, 2021. Mr. Shah resigned from the board of directors on February 7, 2024 and was not replaced as the board of directors decreased the size of the board to eight members on February 8, 2024. Francisco Partners has retained the right to appoint a director at a future date.

See Note 12, Tax Receivable Agreement and Note 21, Noncontrolling Interest for additional related party disclosures.
5.
Accounts Receivable

Accounts Receivable, net consisted of the following:

($ in thousands)	February 29, 2024	February 28, 2023
Accounts receivable	$144,253	$153,618
Unbilled receivables	23,890	25,481
Less: Allowance for credit losses	(6,587)	(4,290)
Accounts receivable, net	$161,556	$174,809

Unbilled receivables represent revenue recognized for performance obligations that have been satisfied but for which amounts have not been billed, which the Company also refers to as contract assets.

Account balances are written off against the allowance for credit losses when the Company believes that it is probable that the receivable balance will not be recovered.

The allowance for credit losses was comprised of the following:

($ in thousands)	Amount
Balance, February 28, 2021	$(908)
BluJay Acquisition	(1,779)
Additions	(1,917)
Write-offs	1,549
Balance, February 28, 2022	(3,055)
Logistyx Acquisition	(267)
Additions	(2,185)
Write-offs	1,217
Balance, February 28, 2023	(4,290)
Additions	(5,653)
Write-offs	3,356
Balance, February 29, 2024	$(6,587)

6.
Prepaid and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

($ in thousands)	February 29, 2024	February 28, 2023
Prepaid software and hardware license and maintenance fees	$9,599	$9,103
Income and other taxes receivable	4,759	4,618
Prepaid insurance	1,667	1,337
Deferred commissions	7,421	4,771
Prepaid marketing	1,073	1,037
Security deposits	1,251	2,377
Certificates of deposits	501	—
Other prepaid expenses and other current assets	2,572	1,957
Total prepaid expenses and other current assets	$28,843	$25,200

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

During the first and third quarters of fiscal 2024 and second and fourth quarters of fiscal 2023, the market price of E2open's Class A Common Stock and market capitalization declined significantly. The Company also experienced slowing growth and lowered projections for net sales and net operating margins due to lower than anticipated new bookings, lower revenue from tiered contracts, higher than expected churn and macroeconomic impacts primarily in the technology, freight and transportation sectors. These factors resulted in the Company determining that triggering events occurred, and goodwill impairment assessments were performed.

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

The three approaches generated similar results and indicated that the fair value of E2open's equity and goodwill was less than its carrying amounts. Therefore, during the fiscal years ended February 29, 2024 and February 28, 2023, the Company recognized impairment charges of $1,097.7 million and $901.6 million, respectively.

The Company did not record a goodwill impairment charge for the fiscal year ended February 28, 2022.

The following tables present the changes in goodwill:

($ in thousands)	Amount
Balance, February 28, 2022	$3,756,871
BluJay Acquisition adjustment (1)	(5,455)
Logistyx Acquisition (2)	123,746
Impairment charge	(901,566)
Disposition (3)	(1,306)
Currency translation adjustment	(44,483)
Balance, February 28, 2023	2,927,807
Impairment charge	(1,097,741)
Currency translation adjustment	13,411
Balance, February 29, 2024	$1,843,477

(1)
Represents a purchase price adjustment to the goodwill acquired in the BluJay Acquisition as of September 1, 2021. See Note 3, Acquisitions for additional information.
(2)
Represents the goodwill acquired in the Logistyx Acquisition as of March 2, 2022 and subsequent purchase price adjustments. See Note 3, Acquisitions for additional information.
(3)
Represents the goodwill that was sold as part of the subsidiary disposition in February 2023.
8.
Intangible Assets, Net

The Company tests its indefinite-lived intangible asset for impairment on an annual basis or whenever events or changes occur that would more-likely-than not reduce the fair value of the indefinite-lived intangible asset below its carrying value between annual impairment tests. As the Company has only one reporting unit, any indefinite-lived intangible asset assessment is performed at the Company level.

During the first and third quarters of fiscal 2024, the market price of E2open's Class A Common Stock and market capitalization declined significantly. The Company also lowered its projections for net sales and net operating margins due to lower than anticipated new bookings, lower revenue from tiered contracts, higher than expected churn and macroeconomic impacts primarily in the technology, freight and transportation sectors. These factors resulted in the Company determining that a triggering event occurred, and interim indefinite-lived intangible asset impairment assessments were performed.

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

The interim assessments indicated that the fair value of the Company's indefinite-lived intangible asset was less than its carrying amount; therefore, during the fiscal year ended February 29, 2024, the Company recognized an impairment charge of $34.0 million to intangible assets, net, for the indefinite-lived trademark / trade name.

The Company did not record an indefinite-lived intangible asset impairment charge for the years ended February 28, 2023 and 2022.

Intangible assets, net consisted of the following:

	February 29, 2024
($ in thousands)	Weighted Average Useful Life	Cost	Accumulated Amortization	Net
Indefinite-lived:
Trademark / Trade name	Indefinite	$76,000	$—	$76,000
Definite-lived:
Client relationships	13.7	502,722	(194,001)	308,721
Technology	7.3	691,573	(270,051)	421,522
Content library	10.0	50,000	(15,372)	34,628
Trade name	1.0	3,997	(3,997)	—
Backlog	2.5	800	(640)	160
Total definite-lived		1,249,092	(484,061)	765,031
Total intangible assets		$1,325,092	$(484,061)	$841,031

	February 28, 2023
($ in thousands)	Weighted Average Useful Life	Cost	Accumulated Amortization	Net
Indefinite-lived:
Trademark / Trade name	Indefinite	$110,000	$—	$110,000
Definite-lived:
Client relationships	13.8	500,975	(118,520)	382,455
Technology	7.3	688,739	(170,178)	518,561
Content library	10.0	50,000	(10,372)	39,628
Trade name	1.0	3,843	(3,843)	—
Backlog	2.5	800	(320)	480
Total definite-lived		1,244,357	(303,233)	941,124
Total intangible assets		$1,354,357	$(303,233)	$1,051,124

The e2open trade name and various trademarks are indefinite-lived. Acquired trade names are definite-lived as over time the Company rebrands acquired products and services as e2open.

During February 2023, net client relationships and technology of $0.7 million and $1.6 million, respectively, were sold as part of the subsidiary disposition.

Amortization of intangible assets is recorded in cost of revenue and operating expenses in the Consolidated Statements of Operations. The Company recorded amortization expense related to intangible assets of $178.9 million, $181.3 million and $120.2 million for the fiscal years ended February 29, 2024 and February 28, 2023 and 2022, respectively.

The weighted-average remaining amortization period for the definite-lived intangible assets was 8.9 years as of February 29, 2024.

Future amortization of intangibles is as follows for the fiscal years ending:

($ in thousands)	Amount
2025	$148,194
2026	117,151
2027	117,151
2028	92,258
2029	69,514
Thereafter	220,763
Total future amortization	$765,031

9.
Property and Equipment, Net

Property and equipment, net consisted of the following:

($ in thousands)	February 29, 2024	February 28, 2023
Computer equipment	$63,416	$52,296
Software	27,038	26,430
Software development costs	53,613	35,631
Furniture and fixtures	2,719	3,032
Leasehold improvements	9,063	9,203
Gross property and equipment	155,849	126,592
Less accumulated depreciation and amortization	(88,672)	(54,116)
Property and equipment, net	$67,177	$72,476

Computer equipment and software include assets held under financing leases. Amortization of assets held under financing leases is included in depreciation expense. See Note 25, Leases for additional information regarding the Company's financing leases.

Depreciation expense was $35.8 million, $31.9 million and $22.4 million for the fiscal years ended February 29, 2024 and February 28, 2023and 2022, respectively.

The Company recognized $9.3 million, $5.6 million and $3.0 million of amortization of capitalized software development costs for the fiscal years ended February 29, 2024 and February 28, 2023 and 2022, respectively.

Property and equipment, net by geographic regions consisted of the following:

($ in thousands)	February 29, 2024	February 28, 2023
Americas	$56,738	$60,154
Europe	5,832	7,728
Asia Pacific	4,607	4,594
Property and equipment, net	$67,177	$72,476

No material gains or losses on disposal of property and equipment were recorded during the fiscal years ended February 29, 2024 and February 28, 2023 and 2022.

10.
Investments

In February and May 2022, the Company made two minority investments of $2.5 million each in a private firm focused on supply chain financing for a total investment of $5.0 million. The Company incurred $0.5 million of transaction fees related to this investment in May 2022.

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

The Company has not recorded any impairment charges related to investments.

11.
Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

($ in thousands)	February 29, 2024	February 28, 2023
Accrued compensation	$34,982	$40,365
Trade accounts payable	29,678	32,859
Accrued professional services	5,712	3,346
Client deposits	2,558	2,574
Accrued severance and retention	1,530	937
Accrued litigation	1,399	400
Interest payable	—	5,324
Tax receivable agreement liability	1,791	—
Other	12,944	11,686
Total accounts payable and accrued liabilities	$90,594	$97,491

12.
Tax Receivable Agreement

The Tax Receivable Agreement will continue until all such tax benefits have been utilized or expired unless E2open Holdings exercises its right to terminate the Tax Receivable Agreement for an amount representing the present value of anticipated future tax benefits under the Tax Receivable Agreement or certain other accelerated events occur.

Quarterly tax distributions will be paid to the holders of Common Units on a pro rata basis based upon an agreed upon formula related to the taxable income of E2open Holdings allocable to holders of Common Units. Generally, these tax distributions will be computed based on the taxable income of E2open Holdings allocable to each holder of Common Units (based on certain assumptions), multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for a U.S. corporation organized under the laws of the State of Delaware, taking into account all jurisdictions in which the Company is required to file income tax returns together with the relevant apportionment information and the character of E2open Holdings’ income, subject to various adjustments.

Significant inputs and assumptions were used to estimate the future expected payments including the timing of the realization of the tax benefits, a tax rate of 24.1% and an imputed rate of 7% based on the Company's cost of debt plus an incremental premium at the closing of the Business Combination. Changes in any of these or other factors are expected to impact the timing and amount of gross payments. The fair value of these obligations will be accreted to the amount of the gross expected obligation. In addition, if E2open Holdings were to exercise its right to terminate the Tax Receivable Agreement or certain other acceleration events occur, E2open Holdings would be required to make immediate cash payments. Such cash payments would equal the present value of the assumed future realized tax benefits based on a set of assumptions and using an agreed upon discount rate, as defined in the Tax Receivable Agreement. The early termination payment may be made significantly in advance of the actual realization, if any, of those future tax benefits. Such payments would be calculated based on certain assumptions, including that E2open Holdings has sufficient taxable income to utilize the full amount of any tax benefits subject to the Tax Receivable Agreement over the period specified therein. The payments that E2open Holdings will be required to make will generally reduce the amount of the overall cash flow that might have otherwise been available, but the Company expects the cash tax savings it will realize from the utilization of the related tax benefits will exceed the amount of any required payments.

The Tax Receivable Agreement liability was $69.7 million as of February 29, 2024 and February 28, 2023, which represents the current and long-term portion of the liability. The determination of current and long-term is based on management's estimate of taxable income for the fiscal year and the determination that a Tax Receivable Agreement payment is due and payable within the next twelve months.

The tax rate used in the calculation was 23.7% and 24.2% as of February 29, 2024 and February 28, 2023, respectively. The discount rate used for the ASC 805 calculation was 9.0% and 9.7% as of February 29, 2024 and February 28, 2023, respectively, based on the cost of debt plus an incremental premium. During the fiscal years ended February 29, 2024 and February 28, 2023 and 2022, a gain of $2.2 million, loss of $2.9 million and loss of $0.2 million, respectively, was recorded as a change in the Tax Receivable Agreement liability related to the ASC 805 discounted liability. During the fiscal years ended February 29, 2024 and February 28, 2023, the Tax Receivable Agreement liability under ASC 450 increased by $2.2 million and $0.3 million, respectively, related to exchanges of Common Units for Class A Common Stock with a corresponding charge to equity. No payments have been made to any Tax Receivable Agreement holders of E2open Holdings as of February 29, 2024.

13.
Notes Payable

Notes payable outstanding were as follows:

($ in thousands)	February 29, 2024	February 28, 2023
2021 Term Loan	$1,067,238	$1,078,200
Other notes payable	748	492
Total notes payable	1,067,986	1,078,692
Less unamortized debt issuance costs	(19,091)	(23,912)
Total notes payable, net	1,048,895	1,054,780
Less current portion	(11,272)	(11,144)
Notes payable, less current portion, net	$1,037,623	$1,043,636

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

Beginning July 1, 2023, the Eurocurrency Rate ceased to be applicable and was replaced by the SOFR Rate. The adjusted SOFR Rate shall be the SOFR Rate plus 0.11448% for a one-month interest rate loan, 0.26161% for a three-month interest rate loan and 0.42826% for a six-month interest rate loan. The Applicable Rate for SOFR Rate term loans shall range from 3.25% to 3.50% and revolving loans shall range from 2.50% to 3.00% based on the first lien leverage ratio. The Company can also borrow using a Sterling Overnight Index Average (SONIA) rate. The Applicable Rate for SONIA rate revolving loans shall range from 2.50% to 3.00%.

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

As of February 29, 2024 and February 28, 2023, there were $1,067.2 million and $1,078.2 million outstanding under the 2021 Term Loan, respectively, at an interest rate of 8.95% and 8.08%, respectively. The interest rates on the 2021 Term Loan were based on SOFR plus 350 basis points and LIBOR plus 350 basis points as of February 29, 2024 and February 28, 2023, respectively. There were no outstanding borrowings, no letters of credit and $155.0 million available borrowing capacity under the 2021 Revolving Credit Facility as of February 29, 2024 and February 28, 2023.

The Company was in compliance with the First Lien Leverage Ratio for the Credit Agreement as of February 29, 2024 and February 28, 2023.

Beginning in March 2023, the Company entered into zero-cost interest rate collars in the notional amount of $300.0 million to hedge its exposure to fluctuations in interest rates on the variable rate debt on a portion of its 2021 Term Loan. See Note 15, Financial Instruments for additional information.

During the years ended February 29, 2024 and February 28, 2023 and 2022, the Company recognized $101.6 million, $70.8 million and $33.1 million, respectively, of interest expense related to its outstanding debt in the Consolidated Statements of Operations including the amortization of deferred financing fees.

The following table sets forth principal payment obligations of the Company's notes payable for the fiscal years ending:

($ in thousands)	Amount
2025	$11,272
2026	11,264
2027	11,099
2028	1,034,351
2029	—
Thereafter	—
Total minimum payments	1,067,986
Less current portion	(11,272)
Notes payable, less current portion	$1,056,714

14.
Contingent Consideration

Business Combination

The contingent consideration liability is due to the issuance of Series B-1 and B-2 common stock and Series 1 and Series 2 RCUs of E2open Holdings as part of the Business Combination. These shares and units were issued on a proportional basis to each holder of Class A shares in CCNB1 and Common Units of E2open Holdings. These restricted shares and Common Units are treated as a contingent consideration liability under ASC 805 and valued at fair market value. The contingent consideration liability was recorded at fair value on the acquisition date and is remeasured at each reporting date and adjusted if necessary. Any gain or loss recognized from the remeasurement is recorded in gain (loss) from change in fair value of contingent consideration on the Consolidated Statements of Operations as a nonoperating income (expense) as the change in fair value is not part of the Company's core operating activities.

The contingent consideration liability was $18.0 million and $29.5 million as of February 29, 2024 and February 28, 2023, respectively. The fair value remeasurements resulted in a gain of $11.5 million, a gain of $16.0 million and a loss of $56.1 million for the fiscal years ended February 29, 2024 and February 28, 2023 and 2022, respectively.

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

The shares of Series B-1 common stock, including the Sponsor Side Letters shares noted below, automatically convert into the Company’s Class A Common Stock on a one-to-one basis upon the occurrence of the first day on which the 5-day volume-weighted average price (VWAP) of the Company’s Class A Common Stock is equal to at least $13.50 per share; provided, however, that the reference to $13.50 per share shall be decreased by the aggregate per share amount of dividends actually paid in respect of a share of Class A Common Stock following the closing of the Business Combination.

As of June 8, 2021, the 5-day daily per share VWAP of the Class A Common Stock exceeded $13.50 per share which was the triggering event for the Series B-1 common stock to automatically convert into the Company's Class A Common Stock on a one-to-one basis. As such, 8,120,273 shares of Series B-1 common stock converted into 8,120,273 shares of Class A Common Stock. There were 94 shares of Series B-1 common stock pending conversion as of February 29, 2024 and February 28, 2023.

There were 3,372,184 shares of Series B-2 common stock outstanding as of February 29, 2024 and February 28, 2023. The Series B-2 common stock will automatically convert into Class A Common Stock on a one-to-one basis upon the occurrence of the first day on which the 20-day VWAP is equal to at least $15.00 per share; provided, however, that the reference to $15.00 per share shall be decreased by the aggregate per share amount of dividends actually paid in respect of a share of Class A Common Stock following the closing of the Business Combination. If any of the Series B-2 common stock does not vest on or before the 10-year anniversary of the Closing Date, such common stock will be canceled for no consideration.

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

There were 2,627,724 shares of Series 2 RCUs outstanding as of February 29, 2024 and February 28, 2023. Similar to the Series B-2 common stock, the Series 2 RCUs will vest (a) at such time as the 20-day VWAP of the Class A Common Stock is at least $15.00 per share; however, the $15.00 per share threshold will be decreased by the aggregate amount of dividends per share paid following the closing of the Business Combination; (b) upon the consummation of a qualifying change of control of the Company or Sponsor and (c) upon the qualifying liquidation defined in the limited liability company agreement.

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

These restricted shares were treated as a contingent consideration liability under ASC 805 and valued at fair market value. The contingent consideration liability was recorded at a fair value of $26.0 million on the acquisition date and remeasured at each reporting date and adjusted, as necessary. Any gain or loss recognized from the remeasurement was recognized in gain (loss) from change in fair value of contingent consideration on the Consolidated Statements of Operations as a nonoperating income (expense) as the change in fair value was not a core operating activity of the Company.

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

15.
Financial Instruments

Cash Flow Hedging Activities

Foreign Exchange Forward Contracts

The Company's foreign exchange forward contracts are designed and qualify as cash flow hedges. The contracts currently hedge the U.S. dollar/Indian rupee relationship with the duration of these forward contracts ranging from one-month to 24-months at inception. These contracts cover a portion of the Company's spend in Indian rupees. The Company has not hedged its exposure to revenue or expenses in other currencies.

As of February 29, 2024, the Company's foreign exchange forward contracts have durations of approximately 6 months or less.

The Company's exposure to the market gains or losses will vary over time as a function of currency exchange rates. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

The following table represents the Consolidated Balance Sheets location and amount of the foreign currency forward contract fair values:

($ in thousands)	February 29, 2024	February 28, 2023
Prepaid expenses and other current assets	$46	$—
Accounts payable and accrued liabilities	—	(659)
Other noncurrent liabilities	—	(197)

The Company estimates the $0.1 million, net of tax, of gains on forward exchange currency derivative instruments included in other comprehensive loss will be settled and reclassified into earnings within the next six months.

The Company reports its foreign exchange forward contract assets and liabilities on a net basis in the Consolidated Balance Sheets when a master-netting arrangement exists between it and the counterparty to the contract. A standard master netting agreement exists between the Company and the counterparty to the foreign exchange forward contract entered into in August 2022. The agreement allows for multiple transaction payment netting and none of the netting arrangements involve collateral. As of February 29, 2024, all of the foreign exchange forward contracts are in an asset position.

Interest Rate Collar Agreements

The Company's interest rate collar agreements (Collars) are designed and qualify as cash flow hedges. The Collars help manage the Company's exposure to fluctuations in interest rates on the variable rate debt on a portion of the 2021 Term Loan. Changes in the fair value of the Collars designated as cash flow hedges will be recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and settled to interest expense over the term of the contracts.

On March 17, 2023, the Company entered into a Collar, effective March 31, 2023, with a notional amount of $200.0 million and a maturity date of March 31, 2026. The executed cap was 4.75% and the floor was 2.57%. On March 24, 2023, an additional Collar was executed, effective April 6, 2023, with a notional amount of $100.0 million and a maturity date of March 31, 2026. The executed cap was 4.50% and the floor was 2.56%. For both Collars, the cap and floor interest rates were based on LIBOR through July 31, 2023 and SOFR beginning July 31, 2023 through the respective maturity dates. The structure of the Collars is such that the Company receives an incremental amount if the Collar index exceeds the cap rate. Conversely, the Company pays an incremental amount if the Collar index falls below the floor rate. No payments are required if the Collar index falls between the cap and floor rates.

The following table represents the Condensed Consolidated Balance Sheets location and estimated fair value of the Collars:

($ in thousands)	Notional	February 29, 2024
Prepaid expenses and other current assets	$200,000	$496
Other noncurrent assets	200,000	540
Prepaid expenses and other current assets	100,000	381
Other noncurrent assets	100,000	413

The Company reports its Collar assets and liabilities on a net basis in the Condensed Consolidated Balance Sheets when a master-netting arrangement exists between the Company and the counterparty to the contract. A standard master netting agreement exists with the counterparty to the Collars. The agreement allows for multiple transaction payment netting and none of the netting arrangements involve collateral.

See Note 22, Other Comprehensive Loss for additional information regarding the cash flow hedges.

16.
Fair Value Measurement

The Company’s financial instruments include cash and cash equivalents; investments; accounts receivable, net; accounts payable; notes payable; and financing lease obligations. Accounts receivable, net and accounts payable are stated at their carrying value, which approximates fair value, due to their short maturity. The Company measures its cash equivalents and investments at fair value, based on an exchange or exit price which represents the amount that would be received for an asset sale or an exit price, or paid to transfer a liability in an orderly transaction between knowledgeable and willing market participants. Certificates of deposit are valued at original cost plus accrued interest, which approximates fair value. The Company estimates the fair value for notes payable and financing lease obligations by discounting the future cash flows of the related note and lease payments. As of February 29, 2024 and February 28, 2023, the fair value of the cash and cash equivalents, restricted cash, certificates of deposit, notes payable and financing lease obligations approximates their recorded values.

The following tables set forth details about the Company’s investments:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
February 29, 2024
Asset-backed securities	$162	$45	$—	$207

February 28, 2023
Asset-backed securities	$162	$35	$—	$197

The asset-based securities are included in other noncurrent assets on the Consolidated Balance Sheets.

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

The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy are summarized as follows:

	February 29, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Asset-backed securities	$—	$207	$—	$207
Total investments	—	207	—	207
Other assets:
Forward currency contracts	$—	$46	$—	46
Interest rate collar agreements	—	1,830	—	1,830
Total other assets	—	1,876	—	1,876
Total assets	$—	$2,083	$—	$2,083

Liabilities:
Cash-settled restricted stock units	$34	$—	$—	$34
Tax receivable agreement liability	—	—	50,964	50,964
Warrant liability	11,012	—	3,701	14,713
Contingent consideration	—	—	18,028	18,028
Total liabilities	$11,046	$—	$72,693	$83,739

	February 28, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Asset-backed securities	$—	$197	$—	$197
Total investments	—	197	—	197
Total assets	$—	$197	$—	$197

Liabilities:
Forward currency contracts	$—	$856	$—	$856
Cash-settled stock units	21	—	—	21
Tax receivable agreement liability	—	—	53,154	53,154
Warrant liability	16,920	—	12,696	29,616
Contingent consideration	—	—	29,548	29,548
Total liabilities	$16,941	$856	$95,398	$113,195

Cash-Settled Restricted Stock Units

Cash-settled restricted stock units (RSUs) form part of the Company's compensation program. The fair value of these awards is determined using the closing stock price of the Class A Common Stock on the last day of each balance sheet date which is considered an observable quoted market price in active markets (Level 1).

Contingent Consideration

The following table provides a reconciliation of the beginning and ending balances of the contingent consideration using significant unobservable inputs (Level 3):

($ in thousands)	February 29, 2024	February 28, 2023
Beginning of period	$29,548	$45,568
Gain from fair value of contingent consideration	(11,520)	(16,020)
End of period	$18,028	$29,548

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

Tax Receivable Agreement

The Company's Tax Receivable Agreement liability is measured under both ASC 805 at fair value on a recurring basis using significant unobservable inputs (Level 3) and ASC 450 at book value. The following table provides a reconciliation of the portion of the Tax Receivable Agreement liability measured at fair value under Level 3:

($ in thousands)	February 29, 2024	February 28, 2023
Beginning of period	$53,154	$50,268
(Gain) loss from fair value of tax receivable agreement liability	(2,190)	2,886
End of period	$50,964	$53,154

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

Warrants

The Company’s warrant liability is measured at fair value on a recurring basis using active market quoted prices (Level 1) and significant unobservable inputs (Level 3). The following table provides a reconciliation of the warrant liability:

($ in thousands)	February 29, 2024	February 28, 2023
Beginning of period	$29,616	$67,139
Gain from fair value of warrant liability	(14,903)	(37,523)
End of period	$14,713	$29,616

The change in the fair value of the warrant liability is recorded in gain (loss) from change in fair value of warrant liability in the Consolidated Statements of Operations.

The fair values of the Company’s Level 1 financial instruments, which are traded in active markets, are based on quoted market prices for identical instruments. The fair values of the Company’s Level 2 financial instruments are based on daily market foreign currency rates, interest rate curves and quoted market prices for comparable instruments or model-driven valuations using observable market data or inputs corroborated by observable market data.

The Company’s contingent consideration is valued using a Monte Carlo simulation model. The assumptions used in preparing this model include estimates such as volatility, contractual terms, discount rates, dividend yield and risk-free interest rates. This valuation model uses unobservable market input, and therefore the liability is classified as Level 3.

The Company’s public warrants are valued using active market quoted prices, which are Level 1 inputs. The private placement warrants are valued using a binominal pricing model when the warrants are subject to the make-whole table, or otherwise are valued using a Black-Scholes pricing model. The 5,000,000 redeemable warrants purchased pursuant to the Forward Purchase Agreement are valued utilizing observable market prices for public shares and warrants, relative to the present value of contractual cash proceeds. The assumptions used in preparing these models include estimates such as volatility, contractual terms, discount rates, dividend yield, expiration dates and risk-free interest rates. These valuation models use unobservable market inputs, and therefore the liability is classified as both Level 1 and Level 3.

There were no transfers of financial instruments between levels of the fair value hierarchy during the years ended February 29, 2024 and February 28, 2023 and 2022.

17.
Revenue

Total Revenue by Geographic Locations

Revenue by geographic regions consisted of the following:

	Fiscal Year Ended
($ in thousands)	February 29, 2024	February 28, 2023	February 28, 2022
Americas	$536,316	$549,246	$366,987
Europe	77,857	81,062	43,430
Asia Pacific	20,381	21,907	15,144
Total revenue	$634,554	$652,215	$425,561

Revenues by geography are determined based on the region of the Company’s contracting entity, which may be different than the region of the client. Americas revenue attributed to the United States was 84%, 83% and 86% during the years ended February 29, 2024 and February 28, 2023 and 2022, respectively. No other country represented more than 10% of total revenue during these periods.

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

Remaining Performance Obligations

Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied. It includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods and does not include contracts where the client is not committed. The client is not considered committed when they are able to terminate for convenience without payment of a substantive penalty under the contract. Additionally, as a practical expedient of ASC 606, Revenue from Contracts with Customers, the Company has not disclosed the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. As of February 29, 2024 and February 28, 2023, approximately $863.1 million and $779.6 million of revenue was expected to be recognized from remaining performance obligations, respectively. These amounts are expected to be recognized over the next five years.

Contract Assets and Liabilities

Contract assets primarily represent revenues recognized for performance obligations that have been satisfied but for which amounts have not been billed. Contract assets were $23.9 million and $25.5 million as of February 29, 2024 and February 28, 2023, respectively. Contract liabilities consist of deferred revenue which includes billings in excess of revenue recognized related to subscription contracts and professional services. Deferred revenue is recognized as revenue when the Company performs under the contract. Deferred revenue was $215.2 million and $206.3 million as of February 29, 2024 and February 28, 2023, respectively. Revenue recognized during the fiscal year ended February 29, 2024, included in deferred revenue on the Consolidated Balance Sheets as of February 28, 2023, was $194.0 million.

Sales Commissions

With the adoption of ASC 606 and ASC 340-40, Contracts with Customers, in March 2019, the Company began deferring and amortizing sales commissions that are incremental and directly related to obtaining client contracts. Amortization expense of $6.3 million, $4.1 million and $1.4 million was recorded in sales and marketing expenses in the Consolidated Statements of Operations for the fiscal years ended February 29, 2024 and February 28, 2023 and 2022, respectively. Certain sales commissions that would have an amortization period of less than one year are expensed as incurred in sales and marketing expenses. As of February 29, 2024 and February 28, 2023, the Company had a total of $21.4 million and $16.0 million of capitalized sales commissions included in other prepaid expenses and other current assets and other noncurrent assets in the Consolidated Balance Sheets, respectively.

18.
Severance and Exit Costs

In connection with acquisitions, the Company conducts pre- and post-acquisition related operational reviews to reallocate resources to strategic areas of the business. The operational reviews resulted in workforce reductions, cancellation of lease obligations related to properties that were vacated and other cost-saving expenses. Severance and exit costs included in acquisition-related expenses in the Consolidated Statements of Operations were as follows:

		Fiscal Year Ended
($ in thousands)		February 29, 2024	February 28, 2023	February 28, 2022
Severance	6	$352	$3,124	$6,924
Lease exits		(38)	489	1,657
Total severance and exit costs		$314	$3,613	$8,581

Included in accounts payable and accrued liabilities as of February 28, 2023 was a restructuring liability balance, primarily consisting of lease related obligations, of $0.2 million and a restructuring severance liability of $0.9 million. The restructuring and severance program related to acquisitions was completed as of February 29, 2024 and no additional expenses will be incurred related to past acquisitions.

The following table reflects the changes in the severance and exit costs accruals:

($ in thousands)	February 29, 2024	February 28, 2023
Beginning of period	$1,150	$2,687
Payments	(4,143)	(6,225)
Impairment of right-of-use assets	—	(421)
Disposition (1)	—	(162)
Expenses	4,586	5,271
End of period	$1,593	$1,150

(1)
Represents the severance and retention accrual that was written off as part of the subsidiary disposition in February 2023.

Accrued severance includes activity related to the pre- and post-acquisition related operational reviews (acquisition related severance) as well as various departmental cost cutting initiatives resulting in severance awards to specific individuals that are not under a specific Company program (non-acquisition related severance). The non-acquisition related severance payments are accrued in both accrued severance and accrued compensation. Total severance expense, including both acquisition and non-acquisition related severance payments, for the fiscal years ended February 29, 2024 and February 28, 2023 and 2022 were $9.5 million, $4.8 million and $7.7 million, respectively.

With the departure of the Company's former Chief Operating Officer on September 27, 2023 and Chief Executive Officer on October 10, 2023, the Company accrued a severance payment of $0.9 million and $1.3 million, respectively. These severance payments were paid during the third quarter of fiscal 2024. Additionally, during the second quarter of fiscal 2023, the Company accrued $0.8 million in severance expense related to the former Chief Financial Officer. This severance payment was paid during the third quarter of fiscal 2023. The expense for all these severance payments was recorded in general and administrative expense in the Consolidated Statements of Operations. These three payments were categorized as non-acquisition related severance payments.

19.
Warrants

As of February 29, 2024 and February 28, 2023, there were an aggregate of 29,079,872 warrants outstanding. Each warrant entitles its holders to purchase one share of Class A Common Stock at an exercise price of $11.50 per share. The warrants expire five years after the Closing Date, or earlier upon redemption or liquidation. The warrants are currently exercisable and redeemable when various conditions are met, such as specific stock prices, as detailed in the specific warrant agreements. However, the 10,280,000 private placement warrants are nonredeemable so long as they are held by our Sponsor or its permitted transferees. The warrants were recorded as a liability in warrant liability on the Consolidated Balance Sheets with a balance of $14.7 million and $29.6 million as of February 29, 2024 and February 28, 2023, respectively. During the fiscal years ended February 29, 2024 and February 28, 2023 and 2022, a gain of $14.9 million, $37.5 million and $1.6 million was recognized in gain from change in fair value of the warrant liability in the Condensed Consolidated Statements of Operations, respectively. During the fiscal year ended February 28, 2022, 100 warrants were exercised with a total exercise price of $1,150.

20.
Stockholders' Equity

Class A Common Stock

The Company is authorized to issue 2,500,000,000 Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A Common Stock are entitled to one vote for each share. As of February 29, 2024 and February 28, 2023, there were 306,237,585 and 302,582,007 shares of Class A Common Stock issued, respectively, and 306,060,931 and 302,405,353 shares of Class A Common Stock outstanding, respectively.

Class V Common Stock

The Company was authorized to issue 40,000,000 Class V common stock with a par value of $0.0001 per share. In August 2021, the number of shares authorized for issuance was increased to 42,747,890 Class V common stock with a par value of $0.0001. These shares have no economic value but entitle the holder to one vote per share. As of February 29, 2024 and February 28, 2023, there were 31,225,604 and 32,992,007 shares of Class V Common Stock issued and outstanding, respectively, and 11,522,286 and 9,755,883 shares of Class V Common Stock held in treasury, respectively.

The holders of Common Units participate in net income or loss allocations and distributions of E2open Holdings. They are also entitled to Class V Common Stock on a one-for-one basis to their Common Units which in essence allows each holder one vote per Common Unit.

The following table reflects the changes in the Company’s outstanding stock:

	Class A	Class V	Series B-1	Series B-2
Balance, February 28, 2021	187,051,142	35,636,680	8,120,367	3,372,184
Conversion of Series B-1 common stock (1)	8,120,273	—	(8,120,273)	—
Conversion of Series 1 RCUs (2)	—	4,379,557	—	—
Business Combination post-close adjustment issuance (3)	133,322	92,690	—	—
Issuance of common stock for BluJay Acquisition (4)	72,383,299	—	—	—
Issuance of common stock for BluJay Acquisition PIPE financing (5)	28,909,022	—	—	—
Conversion of Common Units (6)	4,939,463	(6,548,088)	—	—
Exercise of warrants (7)	100	—	—	—
Repurchase shares (8)	(176,654)	—	—	—
Balance, February 28, 2022	301,359,967	33,560,839	94	3,372,184
Conversion of Common Units (6)	349,941	(568,832)	—	—
Vesting of restricted awards, net of shares withheld for taxes (9)	695,445	—	—	—
Balance, February 28, 2023	302,405,353	32,992,007	94	3,372,184
Conversion of Common Units (6)	1,766,403	(1,766,403)	—	—
Issuance of common stock pursuant to restricted stock awards (10)	408,881	—	—	—
Vesting of restricted awards, net of shares withheld for taxes (9)	1,454,387	—	—	—
Issuance of unrestricted common stock (11)	25,907	—	—	—
Balance, February 29, 2024	306,060,931	31,225,604	94	3,372,184

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
(5)
PIPE from institutional investors for the purchase of Class A Common Shares with the proceeds used for the BluJay Acquisition.
(6)
Class A Common Stock issued for the conversion of Common Units settled in stock. During the fiscal year ended February 29, 2024, the Company did not pay cash for the repurchase of any Common Units. During the fiscal year ended February 28, 2023, the Company paid $1.4 million in cash for the repurchase of 218,891 Common Units that were converted into cash instead of stock at the Company's option. During the fiscal year ended February 28, 2022, the Company paid $16.8 million in cash for the repurchase of 1,619,864 Common Units that were converted into cash instead of stock. Class V Common Stock is retired when Common Units are converted into Class A Common Stock or settled in cash. As a result of Common Unit conversions prior to August 19, 2021, 11,239 Class V Common Stock related to Common Unit conversions to Class A Common Stock were not issued and subsequently retired due to the limitation of authorized shares.
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
(10)
Issuance of Class A Common Stock associated with restricted stock award grants.
(11)
Issuance of Class A Common Stock that was fully vested and unrestricted on the date of grant.
21.
Noncontrolling Interest

Noncontrolling interest represents the portion of E2open Holdings that the Company controls and consolidates but does not own. As of February 29, 2024 and February 28, 2023, the noncontrolling interest represents a 9.3% and 9.8% ownership in E2open Holdings, respectively. As part of the Business Combination, E2open Parent Holdings, Inc. became the owner of E2open Holdings along with the existing owners of E2open Holdings through Common Unit ownership. The existing owners of E2open Holdings are shown as noncontrolling interest on the Consolidated Balance Sheets and their portion of the net income (loss) of E2open Holdings is shown as net income (loss) attributable to noncontrolling interest on the Consolidated Statements of Operations.

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

During the fiscal year ended February 29, 2024, there were 1,766,403 Common Units converted into Class A Common Stock with a value of $7.5 million based off the 5-day VWAP. During the fiscal year ended February 28, 2023, 349,941 Common Units were converted into Class A Common Stock with a value of $2.5 million based off the 5-day VWAP and a total of 218,891 Common Units were settled in cash of $1.4 million. This activity resulted in a decrease to noncontrolling interest of $7.5 million and $3.9 million during the fiscal years ended February 29, 2024 and February 28, 2023, respectively.

As of February 29, 2024 and February 28, 2023, there were a total of 31.2 million and 33.0 million Common Units held by participants of E2open Holdings, respectively.

The Company follows the guidance issued by the FASB regarding the classification and measurement of redeemable securities. Accordingly, the Company has determined that the Common Units meet the requirements to be classified as permanent equity.

22.
Other Comprehensive Loss

Accumulated other comprehensive loss in the equity section of Consolidated Balance Sheets includes:

($ in thousands)	Foreign Currency Translation Adjustment	Unrealized Holding (Losses) Gains on Foreign Exchange Forward Contracts	Unrealized Holding Gains on Interest Rate Collar Agreements	Total
Balance, February 28, 2022	$(19,019)	$—	$—	$(19,019)

Other comprehensive loss	(56,306)	(856)	—	(57,162)
Tax effects	7,578	—	—	7,578
Other comprehensive loss	(48,728)	(856)	—	(49,584)
Balance, February 28, 2023	(67,747)	(856)	—	(68,603)

Other comprehensive gain	17,577	902	1,830	20,309
Tax effects	1,459	—	—	1,459
Other comprehensive gain	19,036	902	1,830	21,768
Balance, February 29, 2024	$(48,711)	$46	$1,830	$(46,835)

The effect of amounts reclassified out of unrealized holding losses on derivatives into net loss was as follows:

	Fiscal Year Ended
($ in thousands)	February 29, 2024	February 28, 2023
Reclassifications:
Cost of revenue	$141	$201
Research and development	132	177
Sales and marketing	7	7
General and administrative	59	90
Total	$339	$475

The effect of amounts reclassified out of unrealized gains for interest rate collars as on offset to interest expense was as follows:

Fiscal Year Ended
($ in thousands)	February 29, 2024
Reclassifications:
$100 million notional interest rate collar	$(678)
$200 million notional interest rate collar	(897)
Total	$(1,575)

The Company reclassed $0.4 million from foreign currency translation adjustment to loss on disposition included in general and administrative expense in the Consolidated Statements of Operations during the fiscal year ended February 28, 2023 as a result of the subsidiary disposition in February 2023.

The Company did not reclass any items to the Consolidated Statements of Operations from accumulated other comprehensive loss during the year ended February 28, 2022.

Accumulated foreign currency translation adjustments are reclassified to net income (loss) when realized upon sale or upon complete, or substantially complete, liquidation of the investment in the foreign entity.

See Note 15, Financial Instruments for additional information related to the Company's derivative instruments.

23.
Earnings Per Share

Basic earnings per share is calculated as net loss available to common stockholders divided by the weighted average number of shares of common stock outstanding during the applicable period. Diluted earnings per share is computed by using the basic earnings per share plus any dilutive securities outstanding during the period using the if-converted method, except when the effect is anti-dilutive. The following is a reconciliation of the denominators of the basic and diluted per share computations for net loss:

	Fiscal Year Ended
(in thousands, except per share data)	February 29, 2024	February 28, 2023	February 28, 2022
Net loss per share:
Numerator - basic:
Net loss	$(1,185,079)	$(720,202)	$(189,914)
Less: Net loss attributable to noncontrolling interest	(115,055)	(71,499)	(24,138)
Net loss attributable to E2open Parent Holdings, Inc. - basic	$(1,070,024)	$(648,703)	$(165,776)

Numerator - diluted:
Net loss attributable to E2open Parent Holdings, Inc. - basic	$(1,070,024)	$(648,703)	$(165,776)
Net loss attributable to E2open Parent Holdings, Inc. - diluted	$(1,070,024)	$(648,703)	$(165,776)

Denominator - basic:
Weighted average Class A Common Stock shares
Weighted average shares related to time based restricted stock units
Weighted average shares outstanding - basic	303,751	301,946	245,454
Net loss per share - basic	$(3.52)	$(2.15)	$(0.68)

Denominator - diluted:
Weighted average shares outstanding - basic	303,751	301,946	245,454
Weighted average effect of dilutive securities:
Time based restricted stock	—	—	—
Weighted average shares outstanding - diluted	303,751	301,946	245,454
Diluted net loss per common share	$(3.52)	$(2.15)	$(0.68)

Potential common shares are shares that would be issued upon exercise or conversion of shares under the Company's share-based compensation plans and upon exercise of warrants that are excluded from the computation of diluted earnings per common share when the effect would be anti-dilutive. All potential common shares are anti-dilutive in periods of net loss available to common stockholders.

The following table summarizes the potential common shares excluded from the calculation of diluted loss per common share as their effect would have been anti-dilutive:

	Fiscal Year Ended
	February 29, 2024	February 28, 2023	February 28, 2022
Series B-1 common stock	94	94	68
Series B-2 common stock	3,372,184	3,372,184	3,372,184
Restricted common units Series 2	2,627,724	2,627,724	2,627,724
Warrants	29,079,872	29,079,872	29,079,944
Common Units	31,225,604	33,279,284	35,724,516
Performance-based options	2,519,549	3,612,372	2,349,839
Time-based options	2,472,858	—	—
Performance-based restricted stock units	4,779,438	2,049,335	742,838
Time-based restricted stock units	11,836,338	2,937,429	692,699
Time-based restricted stock awards	408,881	—	—
Units/Shares excluded from the dilution computation	88,322,542	76,958,294	74,589,812

24.
Share-Based Compensation

The E2open Parent Holdings, Inc. 2021 Omnibus Incentive Plan (2021 Incentive Plan) allows the Company to make equity and equity-based incentive awards to officers, employees, directors and consultants. There were 15,000,000 shares of Class A Common Stock reserved for issuance under the 2021 Incentive Plan as of February 28, 2022. The "evergreen" provision of the 2021 Incentive Plan provides for an annual automatic increase to the number of shares of Class A Common Stock available under the plan. As of March 1, 2022, and 2023, an additional 4,849,684 and 7,304,646 shares were reserved for issuance under the "evergreen" provision, respectively. Shares issued under the 2021 Incentive Plan can be granted as stock options, restricted stock awards, restricted stock units, performance stock awards, cash awards and other equity-based awards. No award may vest earlier than the first anniversary of the date of grant, expect under limited conditions. See Note 30, Subsequent Events for information about additional shares reserved as part of the "evergreen" provision of the 2021 Incentive Plan.

The Company's board of directors, or its expressly approved delegees, approved the grant of options, RSUs and restricted stock awards (RSAs) under the 2021 Incentive Plan.

During fiscal 2023 and 2024, the board of directors approved a company-wide share-based compensation program under the 2021 Incentive Plan where all eligible employees received annual stock awards as part of their annual compensation package. Future awards under this program are at the discretion of the board of directors and are not guaranteed for any fiscal year.

Options

Options are either performance-based or time-based. The fiscal 2022 options were performance-based and measured based on obtaining an organic revenue growth target over a one-year period. The fiscal 2023 options were performance-based and measured based on obtaining organic revenue growth, adjusted EBITDA and net booking targets over a one-year period. A quarter of all the options vest at the end of the performance period and the remaining options vest equally over the following three years. The fiscal 2024 options are time-based with one-third of the options vesting at the end of the first year with the remaining options vesting ratably each quarter over the remaining two-years.

The Company's executive officers and senior management are granted these performance based and time-based options. The performance target is set at 100% at the date of grant, and the probability of meeting the performance target is remeasured each quarter over the performance period and adjusted if needed. The performance target for the options granted during May 2021 was finalized in April 2022 above 100% and adjusted accordingly. The performance target for the options granted in May 2022 was finalized in April 2023 below 100% and adjusted accordingly.

Mr. Andrew Appel was appointed interim Chief Executive Officer (CEO) of E2open on October 10, 2023 and transitioned to permanent CEO on February 12, 2024, Mr. Appel was awarded performance-based options with a market condition based on the closing price of the Company's stock for 20 days out of 30 consecutive trading days during the performance period. The performance period will be for the three-years of the grant and be measured at each vesting period. The performance-based options will time vest up to one-third after the first year and up to one-twelfth each of the following seven quarters with the remaining earned shares vesting on the third anniversary of the grant.

As of February 29, 2024, there were 2,023,228 unvested performance-based options and 2,356,053 unvested time-based options.

RSUs

The RSUs are performance-based, time-based or cash-settled. The fiscal 2022 performance-based RSUs were measured based on obtaining an organic revenue growth target over a one-year period. The fiscal 2023 performance-based RSUs are measured based on obtaining organic revenue growth, adjusted EBITDA and net bookings targets over a one-year period. The fiscal 2024 performance-based RSUs are measured based on obtaining organic subscriptions revenue growth, constant currency adjusted EBITDA and net bookings target over a one-year period. A quarter of the RSUs will vest at the end of the performance period and the remaining RSUs will vest equally over the following three years.

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

The time based RSUs for executive officers, senior management and employees granted during fiscal 2022 and 2023 vest ratably over a three-year period. Beginning in fiscal 2024, the time-based RSUs for executive officers, senior management and employees will vest one-third at the end of the first year and then ratably each quarter over the remaining two years. The time-based RSUs for non-employee directors of the Company's board of directors have a one-year vesting period.

During November 2023, executive officers received retention time-based RSUs of 2,052,680. In December 2023, an additional 434,784 retention time-based RSUs were granted to executive officers. The retention time-based RSUs have an eighteen-month vesting period.

On February 12, 2024, Mr. Appel was awarded performance-based RSUs with a market condition as part of his transition to permanent CEO where the market condition is based on the closing price of the Company's stock for 20 days out of 30 consecutive trading days during the performance period. The performance period will be for the three-years of the grant and be measured at each vesting period. The performance-based RSUs will time vest up to one-third after the first year and up to one-twelfth each of the following seven quarters with the remaining earned shares vesting on the third anniversary of the grant.

On February 14, 2024, an Advisory Board member was granted 25,907 shares with a value of $100,000 that immediately vested and without restrictions.

As of February 29, 2024, there were 4,775,568 performance-based RSUs, 11,541,451 time-based RSUs and 408,881 RSAs that were unvested and expected to vest.

For employees based in China, they are awarded cash-settled RSUs which vest ratably over a three-year period. The cash-settled RSUs must be settled in cash and are accounted for as liability-type awards. The fair value of these cash-settled RSUs equals the value of the Class A Common Stock on the date of grant and is remeasured at the end of each reporting period at fair value. The change in fair value is recorded in share-based compensation expense in the Consolidated Statements of Operations. The liability for the cash-settled RSUs was negligible as of February 29, 2024 and February 28, 2023 and is included in accounts payable and accrued liabilities in the Consolidated Balance Sheets. As of February 29, 2024 and February 28, 2023, there were 37,479 and 24,984 unvested cash-settled RSUs with a total intrinsic value of $0.2 million.

The Company's former Chief Financial Officer entered into a Transition Agreement in which all of his outstanding stock awards accelerated vesting to August 31, 2022. Additionally, the exercise period for his options was extended from 90 days to one year with exercises permitted through August 31, 2023. All of the options expired unexercised as of August 31, 2023.

Restricted Stock Awards

RSAs are time-based and granted to participants with the associated Class A Common Stock issued on the day of grant. The Class A Common Stock are issued with restrictions and voting rights. When the applicable vesting terms have been met, the restrictions are removed from the Class A Common Stock.

As part of Mr. Appel's compensation as interim CEO, he received an initial RSA grant valued at $685,000, or 275,101 shares, under our 2021 Incentive Plan which will vest after six months of issuance.

Mr. Appel's Chief of Staff was awarded an RSA grant in November 2023 valued at $400,000, or 133,780 shares, under our 2021 Incentive Plan which will vest after five months of issuance.

As of February 29, 2024, there were 408,881 RSAs that were unvested and expected to vest.

As of February 29, 2024, there were 2,916,546 shares of Class A Common Stock available for grant under the 2021 Incentive Plan.

Activity under the 2021 Incentive Plan related to options was as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)
Balance, February 28, 2023	4,833	$8.42	8.5
Granted	4,632	4.25
Forfeited and expired	(4,473)	7.88
Balance, February 29, 2024	4,992	$5.04	7.9

Vested and exercisable as of February 29, 2024	613	$8.50	3.7

	Number of Shares (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)
Balance, February 28, 2022	2,524	$9.83	9.0
Granted	3,275	7.76
Forfeited	(966)	9.85
Balance, February 28, 2023	4,833	$8.42	8.5

Vested and exercisable as of February 28, 2023	573	$9.82	4.9

As of February 29, 2024, there was $13.2 million of unrecognized compensation cost related to unvested options. The aggregate intrinsic value of outstanding and exercisable stock option awards was zero as of February 29, 2024 since the Company's Class A Common Stock price was less than the exercise price of the stock options awards.

Activity under the 2021 Incentive Plan related to RSUs was as follows:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value Per Unit	Weighted Average Remaining Recognition Period (in years)
Balance, February 28, 2023	6,475	$8.44	2.4
Granted	16,293	5.00
Added by performance factor	39	9.02
Released	(2,531)	7.67
Canceled and forfeited	(3,550)	6.72
Balance, February 29, 2024	16,726	$5.43	2.0

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value Per Unit	Weighted Average Remaining Recognition Period (in years)
Balance, February 28, 2022	2,103	$12.47	2.7
Granted	5,730	7.43
Added by performance factor	300	12.87
Released	(903)	12.01
Canceled and forfeited	(755)	9.49
Balance, February 28, 2023	6,475	$8.44	2.4

As of February 29, 2024, there was $57.7 million of unrecognized compensation cost related to unvested RSUs and RSAs. The aggregate intrinsic value of outstanding RSUs and RSAs was $70.8 million as of February 29, 2024 which is the outstanding RSUs valued at the closing price of the Company's Class A Common Stock on February 29, 2024.

Activity under the 2021 Incentive Plan related to cash-settled RSUs was as follows:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (in years)
Balance, February 28, 2023	25	$6.07	2.6
Granted	24	5.60
Released	(8)	6.07
Canceled and forfeited	(4)	5.96
Balance, February 29, 2024	37	$5.78	2.0

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (in years)
Balance, February 28, 2022	—	$—	—
Granted	25	6.07
Balance, February 28, 2023	25	$6.07	2.6

As of February 29, 2024, there was $0.1 million of unrecognized compensation cost related to unvested cash-settled RSUs. The aggregate intrinsic value of the cash-settled RSUs was $0.2 million as of February 29, 2024 which is the outstanding cash-settled RSUs valued at the closing price of our Class A Common Stock on February 29, 2024.

With the departure of the Company's former Chief Operating Officer (COO), a Release and Non-Competition Agreement (Separation Agreement) was entered in which the former COO provided transition services through December 31, 2023 (Transition Period). As a result of the former COO's departure, his options, time-based RSUs and performance-based RSUs were prorated as of December 31, 2023 resulting in 189,039 options and 187,325 time-based and performance-based RSUs vesting as of December 31, 2023. The 2024 fiscal year performance-based RSUs will remain unvested until the performance metrics are determined in early fiscal 2025, at which point this award will accelerate and vest at 50%.

In accordance with our executive plan, the Company's former Chief Executive Officer's options, time-based RSUs and performance-based RSUs were prorated as of his vest date, October 11, 2023, resulting in 134,920 options and 147,606 time-based and performance-based RSUs vesting. The 2024 fiscal year performance based RSUs will remain unvested until the performance metrics are determined in early fiscal 2025, at which point this award will accelerate and vest at 25%.

The estimated grant-date fair values of the options granted or modified were calculated using the Black-Scholes option-pricing valuation model, based on the following assumptions:

	Fiscal Year Ended
	February 29, 2024	February 28, 2023
Expected term (in years)	0.68 - 6.25	6.25
Expected volatility	48.97% - 62.80%	44.17%
Risk-free interest rate	3.38% - 5.30%	2.91%
Expected dividend yield	0%	0%

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

Expected Volatility: For fiscal 2024 and 2023, the expected stock price volatility assumption was determined based on the historical volatility of the Company's Class A Common Stock. For fiscal 2022, the expected stock price assumption was determined by using the historical volatilities of the Company's peer group, as the Company did not have sufficient trading history of its Class A Common Stock.

Risk-Free Interest Rate: The risk-free rate assumption was based on the U.S. Treasury instruments whose term was consistent with the option's expected term.

Expected Dividend Yield: The Company does not currently declare or pay dividends on its common stock and does not expect to do so for the foreseeable future.

The table below sets forth the functional classification in the Consolidated Statements of Operations of equity-based compensation expense:

	Fiscal Year Ended
($ in thousands)	February 29, 2024	February 28, 2023	February 28, 2022
Cost of revenue	$4,265	$1,466	$1,093
Research and development	5,682	3,084	1,766
Sales and marketing	5,686	3,298	1,566
General and administrative	11,538	9,713	6,214
Total share-based compensation	$27,171	$17,561	$10,639

25.
Leases

We account for leases in accordance with ASC 842, Leases, which requires lessees to recognize lease liabilities and ROU assets on the balance sheet for most operating leases.

Real Estate Leases

The Company leases its primary office space under non-cancelable operating leases with various expiration dates through June 2030. Many of the leases have an option to be extended from two to five years, and several of the leases give the Company the right to early termination with proper notification. Additionally, the Company has subleased five of its office leases as of February 29, 2024.

Several of the operating lease agreements require the Company to provide security deposits. As of February 29, 2024 and February 28, 2023, lease deposits were $3.4 million and $4.7 million, respectively. The deposits are generally refundable at the expiration of the lease, assuming all obligations under the lease agreement have been met. Deposits are included in prepaid and other current assets and other noncurrent assets in the Consolidated Balance Sheets.

During the fiscal years ended February 29, 2024 and February 28, 2023, the Company incurred $0.7 million and $4.1 million impairments on its operating lease ROU assets and leasehold improvements, respectively, due to vacating five and seven locations, respectively, with the intent to sublease them. There were no impairments recorded during the fiscal year ended February 28, 2022. The impairments were recorded in general and administrative expenses in the Consolidated Statements of Operations.

Vehicle Leases

The Company leases vehicles under non-cancelable operating lease arrangements which have various expiration dates through November 2027. The Company does not have the right to purchase the vehicles at the end of the lease term.

Equipment Leases

The Company purchases equipment under non-cancelable financing lease arrangements related to software and computer equipment and which have various expiration dates through November 2028. The Company has the right to purchase the software and computer equipment anytime during the lease or upon lease completion.

Balance Sheet Presentation

The following tables presents the amounts and classifications of the Company's estimated ROU assets, net and lease liabilities:

($ in thousands)	Balance Sheet Location	February 29, 2024	February 28, 2023
Operating lease right-of-use assets	Operating lease right-of-use assets	$21,299	$18,758
Finance lease right-of-use asset	Property and equipment, net	5,150	3,358
Total right-of-use assets		$26,449	$22,116

($ in thousands)	Balance Sheet Location	February 29, 2024	February 28, 2023
Operating lease liability - current	Current portion of operating lease obligations	$7,378	$7,622
Operating lease liability	Operating lease obligations	17,372	15,379
Finance lease liability - current	Current portion of finance lease obligations	1,448	2,582
Finance lease liability	Finance lease obligations	3,626	1,049
Total lease liabilities		$29,824	$26,632

Lease Cost and Cash Flows

The following table summarizes the Company's total lease cost:

	Fiscal Year Ended
($ in thousands)	February 29, 2024	February 28, 2023	February 28, 2022
Finance lease cost:
Amortization of right-of-use asset	$1,506	$2,253	$2,959
Interest on lease liability	214	212	569
Finance lease cost	1,720	2,465	3,528
Operating lease cost:
Operating lease cost	7,353	7,348	4,692
Variable lease cost	3,309	4,837	5,495
Sublease income	(650)	(552)	(725)
Operating net lease cost	10,012	11,633	9,462
Total net lease cost	$11,732	$14,098	$12,990

Supplemental cash flow information related to leases was as follows:

	Fiscal Year Ended
($ in thousands)	February 29, 2024	February 28, 2023	February 28, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$8,406	$9,674	$8,366

The following table presents the weighted-average remaining lease terms and discount rates of the Company's leases:

	Fiscal Year Ended
	February 29, 2024	February 28, 2023
Weighted-average remaining lease term (in years):
Finance lease	3.74	1.46
Operating lease	3.82	3.63
Weighted-average discount rate:
Finance lease	7.31%	8.03%
Operating lease	7.02%	5.45%

Lease Liability Maturity Analysis

The following table reflects the undiscounted future cash flows utilized in the calculation of the lease liabilities as of February 29, 2024:

($ in thousands)	Operating Leases	Finance Leases
2025	$8,927	$1,771
2026	7,061	1,669
2027	5,845	1,092
2028	3,548	748
2029	1,583	561
Thereafter	1,453	—
Total	28,417	5,841
Less: Present value discount	(3,667)	(767)
Lease liabilities	$24,750	$5,074

26.
Retirement Plans

The E2open 401(k) Plan allows eligible employees to either make pre-tax 401(k) or after-tax Roth 401(k) contributions. These defined contribution plans are sponsored by the Company and provide a variety of investment options. The Company matches 50% of the first 6% an employee contributes to these plans. Effective January 1, 2023, the Company match is made each payroll period. For prior years, for an employee to be eligible for the matching contribution, the employee had to be actively employed on December 31 to receive the matching contribution for the year. As a result of this change, two years of the Company match were made during the year ended February 29, 2024. The Company made matching contributions of $7.0 million, $2.4 million and $2.2 million during the fiscal years ended February 29, 2024 and February 28, 2023 and 2022. The matching contribution related to the year February 28, 2023 was made in April 2023 in the amount of $3.5 million. During the years ended February 29, 2024 and February 28, 2023 and 2022, expense related to the defined contribution plans was $4.0 million, $4.7 million and $3.7 million, respectively.

27.
Income Taxes

For financial reporting purposes, the components of loss before income tax provision were as follows:

	Fiscal Year Ended
($ in thousands)	February 29, 2024	February 28, 2023	February 28, 2022
Domestic	$(1,244,565)	$(925,809)	$(187,458)
Foreign	(22,890)	(44,769)	(32,506)
Loss before income tax benefit	$(1,267,455)	$(970,578)	$(219,964)

The income tax benefit consisted of the following:

	Fiscal Year Ended
($ in thousands)	February 29, 2024	February 28, 2023	February 28, 2022
Current:
Federal	$(562)	$(765)	$(1,142)
State	(903)	(2,450)	(545)
Foreign	(3,949)	(5,835)	(4,007)
Total current	(5,414)	(9,050)	(5,694)

Deferred:
Federal	58,772	209,618	30,135
State	19,293	40,137	998
Foreign	9,725	9,671	4,611
Total deferred	87,790	259,426	35,744
Total income tax benefit	$82,376	$250,376	$30,050

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

The Company’s income tax provision differs from the amounts computed by applying the U.S. federal income tax rate of 21% to pretax loss as a result of the following:

	Fiscal Year Ended
($ in thousands)	February 29, 2024	February 28, 2023	February 28, 2022
U.S. federal tax benefit at statutory rate	$266,166	$203,823	$46,192
State tax, net of federal benefit	43,928	30,322	376
Foreign rate differential	417	19	(410)
Effect of foreign operations	264	(2,396)	(1,761)
Tax credit carryforwards	216	1,126	382
Global intangible low-taxes income inclusion	—	—	(19)
Nonqualified stock options	1,066	1,662	59
Change in fair value of contingent consideration	2,198	3,146	(13,573)
Change in fair value of warrant liability	3,130	7,880	343
Net impact of noncontrolling interest and non-partnership operations on partnership outside basis	(20,275)	(8,711)	3,653
Nondeductible compensation	(874)	(1,586)	—
Uncertain tax positions	(396)	(6)	355
Other	121	706	(514)
Change in valuation allowance	(213,585)	14,391	(5,033)
Total income tax benefit	$82,376	$250,376	$30,050

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

The types of temporary differences that give rise to significant portions of the Company's deferred tax assets and liabilities are set forth below:

($ in thousands)	February 29, 2024	February 28, 2023
Deferred tax assets:
Net operating loss carryforwards	$76,252	$85,184
Capital loss carryforward	129,490	—
Tax credits	4,342	4,735
Property and equipment	995	937
Disallowed interest carryforward	58,950	35,364
Deferred commissions	260	6,845
Lease liability	6,073	4,918
Other deferred tax asset	8,251	8,936
Accruals and reserves	1,897	2,978
Deferred revenue	563	799
Total deferred tax assets	287,073	150,696

Deferred tax liabilities:
Intangibles	89,624	123,094
Investment in partnership	13,132	128,566
Other deferred tax liability	5,266	4,206
Total deferred tax liabilities	108,022	255,866
Valuation allowance	(232,950)	(37,978)
Net deferred tax liabilities	$(53,899)	$(143,148)

The reduction of $147.8 million in the deferred tax liability and a reduction of $89.2 million in the net deferred tax liability for the fiscal year ended February 29, 2024, was primarily due to the impact of the goodwill impairment on the outside basis in the investment in the partnership. The $195.0 million increase in the valuation allowance was primarily due to a 100% valuation allowance against a $129.5 million capital loss carryforward, additional interest expense carryforward of $23.6 million and the results of continuing operations, offset by the reduction in the net deferred tax liability from the change in the outside basis in the investment in the partnership which includes $9.4 million for the vesting of restricted stock awards in additional paid-in capital in fiscal 2024.

ASC 740, Income Taxes (ASC 740), provides for the recognition of deferred tax assets if realization of such assets is more-likely-than not. Realization of deferred tax assets is dependent upon generating sufficient taxable income, ability to carryback losses, offsetting deferred tax liabilities and availability of tax planning strategies.

The deferred tax asset valuation allowance and changes were as follows:

	Fiscal Year Ended
($ in thousands)	February 29, 2024	February 28, 2023	February 28, 2022
Balance at beginning of year	$37,978	$56,617	$27,030
Additions charged to operations	215,609	3,770	17,394
Additions charged to goodwill	—	(257)	13,671
Net deductions (1)	(20,637)	(22,152)	(1,478)
Balance at end of year	$232,950	$37,978	$56,617

(1)
Represents current year releases credited to expense and current year reductions due to decreases in net deferred tax assets.

Gross deferred tax assets as of February 29, 2024 and February 28, 2023 and 2022 were reduced by valuation allowances of $233.0 million, $38.0 million and $56.6 million. During the fiscal year ended February 29, 2024, the valuation allowance had a net increase of $195.0 million, primarily due to a legal entity restructuring which generated a net capital loss carryforward of $129.5 million and an increase in interest expense carryforward of $23.6 million, offset by the reduction in the net deferred tax liability from the change in the outside basis in the investment in the partnership which includes $9.4 million for the vesting of restricted stock awards in additional paid-in capital in fiscal 2024. During the fiscal year ended February 28, 2023, the valuation allowance had a net decrease of $18.6 million, primarily due to a U.S. legal entity restructuring offset by an increase for restrictions on interest limitations in the United Kingdom. During the fiscal year ended February 28, 2022, the valuation allowance increased $29.6 million, comprised of a net deferred tax expense of $16.0 million recorded in the Consolidated Statements of Operations and $13.6 million recorded through goodwill as part of the Business Combination and BluJay Acquisition.

As of February 29, 2024, the Company had net operating loss (NOL) carryforwards for federal, state and foreign income tax purposes of approximately $327.8 million, $177.0 million (post apportionment pre-tax) and $67.7 million, respectively. As a result of the Tax Cuts and Jobs Act (TCJA), NOLs of $170.3 million can be carried forward indefinitely. Pre-TCJA NOLs will begin to expire in fiscal 2027. The foreign net operating loss carryforwards are derived from multiple tax jurisdictions and will begin to expire during fiscal 2025. As of February 29, 2024, the Company had research and development tax credits and foreign tax credits of approximately $4.4 million and $1.1 million, respectively, to reduce future federal income taxes. Federal credit carryforwards expire beginning in 2025.

IRC Section 382 imposes limitations on a corporation’s ability to utilize its NOLs if the corporation experiences an ownership change, as defined in Section 382. Based upon an analysis performed, utilization of the U.S. federal NOLs, research and development credits and foreign tax credits in future periods will be subject to an annual limitation under IRC Section 382. As noted above, as of February 29, 2024, federal NOL carryforwards and research and development credits before any Section 382 limitation were approximately $327.8 million and $4.4 million, respectively. Of these amounts, approximately $91.8 million and $2.0 million will expire unused due to Section 382. Accordingly, the Company has reduced the deferred tax assets based upon the anticipated federal NOLs that are expected to expire unutilized due to the annual limitation.

As of February 29, 2024 and February 28, 2023, total gross unrecognized tax benefits were $2.5 million and $2.6 million, respectively. Approximately $0.7 million of the unrecognized tax benefits as of February 29, 2024, if recognized, would have an impact on the Company’s effective tax rate. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of February 29, 2024 and February 28, 2023, the total amount of gross interest and penalties accrued was $0.2 million and less than $0.1 million, respectively, which was classified as other noncurrent liabilities in the Consolidated Balance Sheets.

A reconciliation of the beginning and ending amount of unrecognized tax benefit was as follows:

($ in thousands)	February 29, 2024	February 28, 2023
Beginning of period	$2,571	$2,571
Gross increases:
Current year tax positions	19	—
Prior year tax positions	101	—
Gross decreases:
Prior year tax positions due to statute lapse	(163)	—
End of period	$2,528	$2,571

Management believes that it has adequately provided for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. Should any issues addressed in the tax audits be resolved in a manner not consistent with management's expectations, the Company could be required to adjust the provision for income tax in the period such resolution occurs. Although the timing of the resolution and/or closure of audits is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax benefits will materially change in the next 12 months.

The Company is subject to taxation in the U.S., various states and foreign jurisdictions. The Company has several individual filing groups in the U.S, some of which have NOLs dating back to 2015 and earlier. Fiscal 2020 through 2022 generally remain open to examination by the taxing jurisdictions to which the Company is subject. However, carry forward attributes that were generated in tax years prior to fiscal 2020 may be adjusted upon examination by the tax authorities until the statute of limitations closes for the tax year in which the carryforward attributes are utilized.

The Organisation for Economic Co-operation and Development (OECD) announced the Inclusive Framework on Base Erosion Profit Sharing (Framework) which agreed to a two pillar solution to address tax challenges arising from digitalization of the global economy. Under pillar two, the Framework provides for a global minimum tax rate of 15%, calculated on a country-by-country basis. The Framework must now be implemented by the OECD members who have agreed to the plan, effective in 2024. Numerous countries have enacted legislation to adopt the Framework with a subset of the rules effective January 1, 2024, and the remaining rules effective January 1, 2025, or in later periods. E2open is in the process of assessing the Framework with respect to its structure as well as continuing to analyze the model rules and guidance published by the OECD as it applies to the Company's structure. E2open does not anticipate the Framework will have a material impact on its financial statements, largely driven by not meeting the revenue threshold of 750 million Euro for pillar two to apply. E2open will continue to evaluate and monitor this position as further guidance is made available, including refining its analysis as appropriate.

28.
Commitments and Contingencies

In 2014, Kewill Inc. (Kewill) (a predecessor of BluJay) entered into a software licensing and service contract with a customer that resulted in a dispute over Kewill’s performance under the agreement. In June 2020, prior to the Company's acquisition of BluJay, the customer filed suit. BluJay and its external counsel considered the claims meritless and intended to file a counter claim for delinquent uncollected receivables. At the time of the BluJay Acquisition in September 2021, an allowance for credit losses was recorded against the uncollected receivables from this customer. No further accrual was established for this litigation at the time of the acquisition or in subsequent periods through the first quarter of fiscal 2024, as in management's judgement, which was based on the advice of external legal counsel, the claims were without merit. Any loss beyond the uncollected receivables was considered remote and the maximum exposure was believed to be immaterial. In February 2022, consistent with the related contractual terms, the case moved to binding arbitration. Upon conclusion of the arbitration proceedings in August 2023, the arbitrator ruled against BluJay. On September 14, 2023, the parties agreed to a settlement for $17.8 million which resolved the matter and released the Company from all alleged claims. The settlement was paid on September 20, 2023.

The settlement is not an admission of liability or wrongdoing by the Company or its predecessors, nor does it validate the alleged claims.

The Company accrued $17.8 million for the settlement in the second quarter of fiscal 2024 as part of general and administrative expenses on the Condensed Consolidated Statement of Operations.

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

29.
Supplemental Cash Flow Information

Supplemental cash flow information and non-cash investing and financing activities are as follows:

	Fiscal Year Ended
(In thousands)	February 29, 2024	February 28, 2023	February 28, 2022
Supplemental cash flow information - Cash paid for:
Interest	$100,984	$62,151	$27,688
Income taxes	8,113	10,587	2,442
Non-cash investing and financing activities:
Capital expenditures financed under financing lease obligations	4,209	1,662	—
Capital expenditures included in accounts payable and accrued liabilities	230	2,733	11,887
Right-of-use assets obtained in exchange for operating lease obligations	10,432	2,023	34,733
Prepaid maintenance under notes payable	462	—	—
Retirement of fully depreciated assets	2,609	419	—
Shares withheld for taxes on vesting of restricted stock	7,544	1,610	—
Conversion of Common Units to Class A Common Stock	3,452	2,481	54,950
Conversion of Series B1 common stock to Class A Common Stock	—	—	175,000
Business Combination purchase price adjustment	—	—	2,965
Issuance of common stock for BluJay Acquisition	—	—	730,854
Deferred taxes related to issuance of common stock for BluJay Acquisition	—	—	36,805

30.
Subsequent Events

The 2021 Incentive Plan has an "evergreen" provision that provides for an annual automatic increase to the number of shares of Class A Common Stock available under the plan. As of March 1, 2024, an additional 12,301,706 shares were reserved for issuance under the "evergreen" provision.

Mr. Appel's Chief of Staff was on a contract basis and transitioned to Executive Vice President and Chief of Staff on March 6, 2024. At that time he was awarded $1,500,000 time-based restricted stock, or 370,371 shares, and $450,000 time-based options, or 111,112 options. The time-based RSUs have an eighteen-month vesting period while the options are time-based with one-third of the options vesting at the end of the first year with the remaining options vesting ratably each quarter over the remaining two-years.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of February 29, 2024. In designing and evaluating these disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply judgment in evaluating and implementing possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the quarter ended February 29, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We review our disclosure controls and procedures, which may include internal controls over financial reporting, on an ongoing basis. From time to time, management makes changes to enhance the effectiveness of these controls and ensure that they continue to meet the needs of our business over time.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for designing, implementing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of February 29, 2024 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that as of February 29, 2024, our internal control over financial reporting was effective.

This 2024 Annual Report includes an attestation report of our independent registered public accounting firm regarding internal control over financial reporting, which appears in Part II, Item 8., Financial Statements, of this 2024 Annual Report.

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

Item 9B. Other Information

Chief Financial Officer and Chief Commercial Officer Special Discretional Bonus - Cash

In addition to individual performance bonuses under the Executive Incentive Plan that was determined in accordance with plan guidelines and performance against pre-set goals, the Compensation Committee recommended, and the board of directors approved on April 26, 2024 a supplemental discretionary year-end cash bonus in the amount of $150,000 for fiscal year 2024 to Mr. Greg Randolph, Chief Commercial Officer, and $50,000 for fiscal year 2024 to Ms. Marje Armstrong. These one-time bonus payouts were provided to recognize exemplary performance by Mr. Randolph in working to improve and enhance the Company’s commercial organization and, for Ms. Armstrong, to recognize her increased scope of responsibility to include corporate communications and human resources.

Form Long-Term Incentive Award Agreements and Executive Incentive Plan

We will make the fiscal year 2025 long-term incentive awards under the 2021 Omnibus Equity Incentive Plan (2021 Plan) to our named executive officers pursuant to forms of Executive Performance-Based Restricted Stock Unit Notice and Executive Restricted Stock Unit Notice (collectively, Form LTI Award Agreements). Pursuant to the 2021 Plan and the Form LTI Award Agreements, long-term incentive awards for a calendar year for which performance is measured will be made in the form of time-based and performance-based restricted stock units. The Form LTI Award Agreements provide that time-based restricted stock units vest one-third on the first anniversary of the grant date, and two-thirds will vest equally on each three-month anniversary thereafter for two years with the last vesting occurring on the third anniversary of the grant date, while the performance-based restricted stock units will vest one-third on the first anniversary of the grant date, and two-thirds will vest equally on each three-month anniversary thereafter for two years with the last vesting occurring on the third anniversary of the grant date, subject to achievement of one-year performance metrics. All grants and vesting provisions are subject to the terms of the Form LTI Award Agreements regarding terminations of employment and change in control. Starting with the fiscal year 2025 grants, all performance-based awards shall be subject to the achievement of the following metrics: 60% organic revenue growth and 40% adjusted EBITDA.

The foregoing description of the Form LTI Award Agreements under the 2021 Plan does not purport to be complete and is qualified in its entirety by reference to the full text of the Form LTI Award Agreements, which are attached as Exhibits 10.16 and 10.17 to this report and incorporated herein by reference.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2024 Annual Meeting of Stockholders (Proxy Statement), which is expected to be filed no later than 120 days after the end of our fiscal year ended February 29, 2024, and is incorporated herein by reference.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)
Financial Statements

See Index to Consolidated Financial Statements and Financial Statement Schedules in Part II, Item 8. of this 2024 Annual Report.

Financial Statements Schedules

All schedules are omitted because the information required is not applicable or is shown in the financial statements or notes herein or not present in amounts sufficient to require submission of the schedule.

Exhibits

(b)
The exhibits listed in the following Exhibit Index are filed or incorporated by reference as part of this 2024 Annual Report.

Exhibit Index

Exhibit Number		Description
2.1 †	—

Business Combination Agreement, dated as of October 14, 2020, by and among CC Neuberger Principal Holdings I, E2open Holdings, LLC and the other parties thereto. (incorporated by reference to Exhibit 2.1 of CCNB1’s Form 8-K/A (File No. 001-39272), filed with the SEC on October 15, 2020).

2.2 †	—

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

4.3	—	Description of the Registrant’s Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.3 to Form 10-K, filed with the SEC on May 1, 2023)
10.1	—

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

Exhibit Number		Description
10.4	—	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of CCNB1’s Form 8-K/A (File No. 001-39272), filed with the SEC on October 15, 2020).
10.5	—

Form of Forward Purchase Agreement between CC Neuberger Principal Holdings I and the investor named therein (incorporated by reference to Exhibit 10.9 of CCNB1’s Form S-1 (File No. 333-236974), filed with the SEC on April 21, 2020).

10.6	—

Letter Agreement re: Forward Purchase by and between CC Neuberger Principal Holdings I and Neuberger Berman Opportunistic Capital Solutions Master Fund L.P., dated as of October 14, 2020 (incorporated by reference to Exhibit 10.2 of CCNB1’s Form 8-K/A (File No. 001-39272), filed with the SEC on October 15, 2020).

10.7	—

Backstop Facility Agreement by and between CC Neuberger Principal Holdings I and Neuberger Berman Opportunistic Capital Solutions Master Fund L.P., dated as of October 14, 2020 (incorporated by reference to Exhibit 10.3 of CCNB1’s Form 8-K/A (File No. 001-39272), filed with the SEC on October 15, 2020).

10.8	—

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

10.10	—

Amendment No. 1 to the Credit Agreement, dated as of June 18, 2021, by and among E2open, LLC, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 of E2open Parent Holdings, Inc.’s Form 10-Q (File No. 001-39272), filed with the SEC on July 14, 2021)

10.11	—

Amendment No. 2 to Credit Agreement, dated September 1, 2021, by and among E2open Intermediate, LLC, E2open, LLC, Goldman Sachs Bank USA, and the financial institutions parties thereto as lenders and issuing banks (incorporated by reference to Exhibit 10.4 of E2open Parent Holdings, Inc.’s Form 8-K (File No. 001-39272), filed with the SEC on September 2, 2021)

10.12	—

Amendment No. 3 to Credit Agreement, dated April 6, 2022, by and among E2open Intermediate, LLC, E2open, LLC, Goldman Sachs Bank USA, and the financial institutions parties thereto as lenders and issuing banks (incorporated by reference to Exhibit 10.17 to Form 10-K, filed with the SEC on April 29, 2022)

10.13	—

Amendment No. 4 to Credit Agreement, dated June 16, 2023, by and among E2open Intermediate, LLC, E2open, LLC, Goldman Sachs Bank USA, and the financial institutions parties thereto as lenders and issuing banks (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-39272), filed with the SEC on June 21, 2023)

10.14 +	—	E2open Parent Holdings, Inc. 2021 Omnibus Incentive Plan, As Amended and Restated (incorporated by reference to Exhibit 10.18 to Form 10-K, filed with the SEC on April 29, 2022)
10.15 +	—	Form of Executive Stock Option Grant Notice (incorporated by reference to Exhibit 10.14 to Form 10-K, filed with the SEC on May 1, 2023)
10.16 *+	—	Form of Executive Performance Based Restricted Stock Unit Notice
10.17 *+	—	Form of Executive Restricted Stock Unit Notice
10.18 +	—	Form of Executive Retention Agreement (incorporated by reference to Exhibit 10.1 of E2open Parent Holdings, Inc.’s Form 8-K (File No. 001-39272), filed with the SEC on November 22, 2023)
10.19 +	—

E2open Parent Holdings, Inc. 2021 Terms of Employment, dated March 1, 2021, between the Company, E2open, LLC and the executive named therein (incorporated by reference to Exhibit 10.1 of E2open Parent Holdings, Inc.’s Form 8-K (File No. 001-39272), filed with the SEC on March 1, 2021).

10.20 +	—

Amended and Restated Employment Letter Agreement, by and between E2open Parent Holdings, Inc. and Andrew Appel, dated as of February 8, 2024 (incorporated by reference to Exhibit 10.1 of E2open Parent Holdings, Inc.’s Form 8-K (File No. 001-39272), filed with the SEC on February 14, 2024)

10.21 +	—

Performance-Based Restricted Stock Unit Award Agreement for Andrew Appel, dated as of February 12, 2024 (incorporated by reference to Exhibit 10.2 of E2open Parent Holdings, Inc.’s Form 8-K (File No. 001-39272), filed with the SEC on February 14, 2024)

10.22 +	—

Performance-Based Stock Option Award Agreement for Andrew Appel, dated as of February 12, 2024 (incorporated by reference to Exhibit 10.3 of E2open Parent Holdings, Inc.’s Form 8-K (File No. 001-39272), filed with the SEC on February 14, 2024)

10.23 +	—

Time-Based Restricted Stock Unit Award Agreement for Andrew Appel, dated as of February 12, 2024 (incorporated by reference to Exhibit 10.4 of E2open Parent Holdings, Inc.’s Form 8-K (File No. 001-39272), filed with the SEC on February 14, 2024)

Exhibit Number		Description
10.24 +	—

Time-Based Stock Option Award Agreement for Andrew Appel, dated as of February 12, 2024 (incorporated by reference to Exhibit 10.5 of E2open Parent Holdings, Inc.’s Form 8-K (File No. 001-39272), filed with the SEC on February 14, 2024)

10.25 +	—

Time-Based Restricted Stock Units Award Agreement for Andrew Appel (Sign-On Award), dated as of February 12, 2024 (incorporated by reference to Exhibit 10.6 of E2open Parent Holdings, Inc.’s Form 8-K (File No. 001-39272), filed with the SEC on February 14, 2024)

10.26 +	—

Executive Severance Plan, dated as of February 4, 2021, by and among E2open Parent Holdings, Inc. and the executive named therein (incorporated by reference to Exhibit 10.15 of E2open Parent Holdings, Inc.'s Form 10-K (File No. 001-39272), filed with the SEC on May 20, 2021).

10.27 *+	—	Executive Annual Incentive Plan of E2open Parent Holdings, Inc.
21.1*	—	List of Subsidiaries of the Company
23.1*	—	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1*	—	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	—	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	—	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	—	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*		Clawback Policy
101.INS	—	XBRL Instance Document.
101.SCH	—	XBRL Taxonomy Extension Schema Document.
104	—	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

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

E2open Parent Holdings, Inc.
(Registrant)

/s/ Andrew M. Appel
April 29, 2024	Andrew M. Appel

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

Signature	Capacity	Date
/s/ Andrew M. Appel	Chief Executive Officer	April 29, 2024
Andrew M. Appel	(Principal Executive Officer)

/s/ Marje Armstrong	Chief Financial Officer	April 29, 2024
Marje Armstrong	(Principal Financial Officer)

/s/ Deepa L. Kurian	Chief Accounting Officer	April 29, 2024
Deepa L. Kurian	(Principal Accounting Officer)

/s/ Chinh E. Chu	Chairman of the Board of Directors	April 29, 2024
Chinh E. Chu

/s/ Keith W. Abell	Director	April 29, 2024
Keith W. Abell

/s/ Dr. Stephen C. Daffron	Director	April 29, 2024
Dr. Stephen C. Daffron

/s/ Martin Fichtner	Director	April 29, 2024
Martin Fichtner

/s/ Eva F. Harris	Director	April 29, 2024
Eva F. Harris

/s/ Ryan M. Hinkle	Director	April 29, 2024
Ryan M. Hinkle

/s/ Timothy I Maudlin	Director	April 29, 2024
Timothy I. Maudlin