Form 10-Q
period 2024-05-31
E2open Parent Holdings, Inc.
filed 2024-07-10
CIK 1800347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 8, 2024, E2open Parent Holdings, Inc. had 307,970,063 shares of Class A common stock outstanding.

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
•
changes in market interest rates particularly on our variable rate debt, including the recent significant increases in market interest rates experienced in fiscal 2023 and 2024 and that may continue to increase in fiscal year 2025;
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

For a further discussion of these and other factors that could impact our future results and performance, see Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the fiscal year ended February 29, 2024, filed with the SEC on April 29, 2024 (2024 Form 10-K).

PART I—Financial Information

Item 1. Financial Statements.

E2open Parent Holdings, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)	May 31, 2024	February 29, 2024
	(Unaudited)
Assets
Cash and cash equivalents	$160,203	$134,478
Restricted cash	15,737	14,560
Accounts receivable, net of allowance of $6,266 and $6,587 as of May 31, 2024 and February 29, 2024, respectively	111,359	161,556
Prepaid expenses and other current assets	33,072	28,843
Total current assets	320,371	339,437
Goodwill	1,845,209	1,843,477
Intangible assets, net	796,551	841,031
Property and equipment, net	65,638	67,177
Operating lease right-of-use assets	19,629	21,299
Other noncurrent assets	29,669	29,234
Total assets	$3,077,067	$3,141,655
Liabilities, Redeemable Share-Based Awards and Stockholders' Equity
Accounts payable and accrued liabilities	$85,112	$90,594
Channel client deposits payable	15,737	14,560
Deferred revenue	187,197	213,138
Current portion of notes payable	11,277	11,272
Current portion of operating lease obligations	6,996	7,378
Current portion of financing lease obligations	1,473	1,448
Income taxes payable	5,748	584
Total current liabilities	313,540	338,974
Long-term deferred revenue	1,615	2,077
Operating lease obligations	15,799	17,372
Financing lease obligations	3,248	3,626
Notes payable	1,036,007	1,037,623
Tax receivable agreement liability	72,394	67,927
Warrant liability	10,952	14,713
Contingent consideration	20,308	18,028
Deferred taxes	49,767	55,586
Other noncurrent liabilities	1,052	602
Total liabilities	1,524,682	1,556,528
Commitments and Contingencies (Note 22)
Redeemable share-based awards	930	—
Stockholders' Equity
Class A common stock; $0.0001 par value, 2,500,000,000 shares authorized; 307,692,652 and 306,237,585 issued and 307,515,998 and 306,060,931 outstanding as of May 31, 2024 and February 29, 2024, respectively	31	31
Class V common stock; $0.0001 par value; 42,747,890 shares authorized; 30,918,888 and 31,225,604 shares issued and outstanding as of May 31, 2024 and February 29, 2024, respectively	—	—
Series B-1 common stock; $0.0001 par value; 9,000,000 shares authorized; 94 shares issued and outstanding as of May 31, 2024 and February 29, 2024	—	—
Series B-2 common stock; $0.0001 par value; 4,000,000 shares authorized; 3,372,184 shares issued and outstanding as of May 31, 2024 and February 29, 2024	—	—
Additional paid-in capital	3,415,627	3,407,694
Accumulated other comprehensive loss	(44,341)	(46,835)
Accumulated deficit	(1,912,565)	(1,873,703)
Treasury stock, at cost: 176,654 shares as of May 31, 2024 and February 29, 2024	(2,473)	(2,473)
Total E2open Parent Holdings, Inc. equity	1,456,279	1,484,714
Noncontrolling interest	95,176	100,413
Total stockholders' equity	1,551,455	1,585,127
Total liabilities, redeemable share-based awards and stockholders' equity	$3,077,067	$3,141,655

See notes to the unaudited condensed consolidated financial statements.

E2open Parent Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended May 31,
(In thousands, except per share amounts)	2024	2023
Revenue
Subscriptions	$131,404	$134,903
Professional services and other	19,759	25,217
Total revenue	151,163	160,120
Cost of Revenue
Subscriptions	37,099	36,544
Professional services and other	16,752	19,528
Amortization of acquired intangible assets	24,652	24,630
Total cost of revenue	78,503	80,702
Gross Profit	72,660	79,418
Operating Expenses
Research and development	24,797	25,866
Sales and marketing	20,996	19,558
General and administrative	23,343	22,125
Acquisition-related expenses	283	389
Amortization of acquired intangible assets	20,086	20,128
Goodwill impairment	—	410,041
Intangible asset impairment	—	4,000
Total operating expenses	89,505	502,107
Loss from operations	(16,845)	(422,689)
Other income (expense)
Interest and other expense, net	(25,373)	(25,726)
Loss from change in tax receivable agreement liability	(3,974)	(2,460)
Gain from change in fair value of warrant liability	3,761	14,680
(Loss) gain from change in fair value of contingent consideration	(2,280)	9,000
Total other expense	(27,866)	(4,506)
Loss before income tax benefit	(44,711)	(427,195)
Income tax benefit	1,923	66,311
Net loss	(42,788)	(360,884)
Less: Net loss attributable to noncontrolling interest	(3,926)	(35,489)
Net loss attributable to E2open Parent Holdings, Inc.	$(38,862)	$(325,395)

Weighted average common shares outstanding:
Basic	306,732	302,502
Diluted	306,732	302,502
Net loss attributable to E2open Parent Holdings, Inc. common shareholders per share:
Basic	$(0.13)	$(1.08)
Diluted	$(0.13)	$(1.08)

See notes to the unaudited condensed consolidated financial statements.

E2open Parent Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended May 31,
(In thousands)	2024	2023
Net loss	$(42,788)	$(360,884)
Other comprehensive (loss) income, net:
Net foreign currency translation gain, net of tax	2,065	6,535
Net deferred (losses) gains on foreign exchange forward contracts	(27)	474
Net deferred gains on interest rate collars	456	1,161
Total other comprehensive income, net	2,494	8,170
Comprehensive loss	(40,294)	(352,714)
Less: Comprehensive loss attributable to noncontrolling interest	(3,697)	(34,686)
Comprehensive loss attributable to E2open Parent Holdings, Inc.	$(36,597)	$(318,028)

See notes to the unaudited condensed consolidated financial statements.

E2open Parent Holdings, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

(In thousands)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Treasury Stock	Total E2open Equity	Noncontrolling Interest	Total Equity
Balance, February 28, 2023	$30	$3,378,633	$(68,603)	$(803,679)	$(2,473)	$2,503,908	$223,012	$2,726,920
Share-based compensation	—	4,441	—	—	—	4,441	—	4,441
Vesting of restricted stock awards, net of shares withheld for taxes	—	(1,830)	—	—	—	(1,830)	—	(1,830)
Other comprehensive income	—	—	8,170	—	—	8,170	—	8,170
Net loss	—	—	—	(325,395)	—	(325,395)	(35,489)	(360,884)
Balance, May 31, 2023	$30	$3,381,244	$(60,433)	$(1,129,074)	$(2,473)	$2,189,294	$187,523	$2,376,817

(In thousands)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Treasury Stock	Total E2open Equity	Noncontrolling Interest	Total Equity
Balance, February 29, 2024	$31	$3,407,694	$(46,835)	$(1,873,703)	$(2,473)	$1,484,714	$100,413	$1,585,127
Share-based compensation	—	11,768	—	—	—	11,768	—	11,768
Conversion of Common Units to common stock	—	1,311	—	—	—	1,311	(1,311)	—
Vesting of restricted stock awards, net of shares withheld for taxes	—	(3,873)	—	—	—	(3,873)	—	(3,873)
Impact of Common Unit conversions on Tax Receivable Agreement, net of tax	—	(493)	—	—	—	(493)	—	(493)
Issuance of common stock upon exercise of stock options	—	150	—	—	—	150	—	150
Reclassification of stockholders' equity to redeemable share-based awards	—	(930)	—	—	—	(930)	—	(930)
Other comprehensive income	—	—	2,494	—	—	2,494	—	2,494
Net loss	—	—	—	(38,862)	—	(38,862)	(3,926)	(42,788)
Balance, May 31, 2024	$31	$3,415,627	$(44,341)	$(1,912,565)	$(2,473)	$1,456,279	$95,176	$1,551,455

See notes to the unaudited condensed consolidated financial statements.

E2open Parent Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended May 31,
(In thousands)	2024	2023
Cash flows from operating activities
Net loss	$(42,788)	$(360,884)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	53,605	53,319
Amortization of deferred commissions	2,109	1,344
Provision for credit losses	151	69
Amortization of debt issuance costs	1,320	1,320
Amortization of operating lease right-of-use assets	1,722	1,946
Share-based compensation	11,787	4,445
Deferred income taxes	(5,972)	(67,833)
Right-of-use assets impairment charge	—	362
Goodwill impairment charge	—	410,041
Indefinite-lived intangible asset impairment charge	—	4,000
Loss from change in tax receivable agreement liability	3,974	2,460
Gain from change in fair value of warrant liability	(3,761)	(14,680)
Loss (gain) from change in fair value of contingent consideration	2,280	(9,000)
Loss (gain) on disposal of property and equipment	79	(154)
Changes in operating assets and liabilities:
Accounts receivable	50,047	48,176
Prepaid expenses and other current assets	(3,905)	(1,304)
Other noncurrent assets	(2,544)	(1,772)
Accounts payable and accrued liabilities	(10,702)	(12,228)
Channel client deposits payable	1,177	2,539
Deferred revenue	(26,403)	(23,401)
Changes in other liabilities	3,740	(2,306)
Net cash provided by operating activities	35,916	36,459
Cash flows from investing activities
Capital expenditures	(6,084)	(6,552)
Net cash used in investing activities	(6,084)	(6,552)
Cash flows from financing activities
Repayments of indebtedness	(2,808)	(2,741)
Repayments of financing lease obligations	(353)	(223)
Proceeds from exercise of stock options	155	—
Net cash used in financing activities	(3,006)	(2,964)
Effect of exchange rate changes on cash and cash equivalents	76	2,105
Net increase in cash, cash equivalents and restricted cash	26,902	29,048
Cash, cash equivalents and restricted cash at beginning of period	149,038	104,342
Cash, cash equivalents and restricted cash at end of period	$175,940	$133,390

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$160,203	$119,541
Restricted cash	15,737	13,849
Total cash, cash equivalents and restricted cash	$175,940	$133,390

See notes to the unaudited condensed consolidated financial statements.

E2open Parent Holdings, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

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

On February 4, 2021 (Closing Date), CCNB1 and E2open Holdings, LLC and its operating subsidiaries (E2open Holdings) completed a business combination (Business Combination) contemplated by the definitive Business Combination Agreement entered into on October 14, 2020 (Business Combination Agreement). The Business Combination was accounted for as a business combination under ASC 805, Business Combination (ASC 805), and due to the change in control, was accounted for using the acquisition method with CCNB1 as the accounting acquirer and E2open Holdings as the accounting acquiree.

In connection with the finalization of the Business Combination, CCNB1 changed its name to "E2open Parent Holdings, Inc." and changed its jurisdiction of incorporation from the Cayman Islands to the State of Delaware (Domestication). Immediately following the Domestication, various entities merged with and into E2open, with E2open as the surviving company. Additionally, E2open Holdings became a subsidiary of E2open with the equity interests of E2open Holdings held by E2open and existing owners of E2open Holdings. The existing owners of E2open Holdings are considered noncontrolling interests in the condensed consolidated financial statements.

We are headquartered in Austin, Texas. We are a world class connected supply chain software platform that enables the largest companies to transform the way they make, move and sell goods and services. With the broadest cloud-native global platform purpose-built for the modern supply chains, we connect manufacturing, logistics, channel and distributing partners as one multi-enterprise network. Our software as a service (SaaS) platform anticipates disruptions and opportunities to help companies improve efficiency, reduce waste and operate sustainably.

Basis of Presentation

These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Investments in other companies are carried at cost. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. The unaudited operating results for interim periods reported are not necessarily indicative of the results for the entire fiscal year. For further information, refer to the consolidated financial statements and notes thereto included in our 2024 Form 10-K.

Fiscal Year

Our fiscal year ends on the last day of February each year.

Use of Estimates

The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported results of operations during the reporting period. Such management estimates include allowance for credit losses, goodwill and other long-lived assets, estimates of standalone selling price of performance obligations for revenue contracts with multiple performance obligations, share-based compensation, valuation allowances for deferred tax assets and uncertain tax positions, tax receivable agreement liability, warrants, contingent consideration and contingencies. These estimates are based on information available as of the date of the condensed consolidated financial statements; therefore, actual results could differ from management's estimates.

Seasonality

Our quarterly operating results have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control, including seasonality in our business as a result of client budget cycles, with higher sales typically in the third and fourth fiscal quarters. As a result, our past results may not be indicative of our future performance and comparing our operating results on a period-to-period basis may not be meaningful.

2. Accounting Standards

Recent Accounting Standards Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements of ASU 2023-07 are required for entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods for our fiscal years beginning after December 15, 2024, and should be applied on a retrospective basis to all periods presented. Early adoption is permitted. We are currently evaluating the effect of adopting ASU 2023-07 on our disclosures.

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

3. Accounts Receivable

Accounts receivable, net consisted of the following:

($ in thousands)	May 31, 2024	February 29, 2024
Accounts receivable	$96,492	$144,253
Unbilled receivables	21,133	23,890
Less: Allowance for credit losses	(6,266)	(6,587)
Accounts receivable, net	$111,359	$161,556

Unbilled receivables represent revenue recognized for performance obligations that have been satisfied but for which amounts have not been billed, which we also refer to as contract assets.

Account balances are written off against the allowance for credit losses when we believe that it is probable that the receivable balance will not be recovered.

4. Prepaid and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

($ in thousands)	May 31, 2024	February 29, 2024
Prepaid software and hardware license and maintenance fees	$6,584	$9,599
Income and other taxes receivable	8,037	4,759
Prepaid insurance	2,938	1,667
Deferred commissions	7,969	7,421
Prepaid marketing	1,728	1,073
Security deposits	1,261	1,251
Certificates of deposits	504	501
Other prepaid expenses and other current assets	4,051	2,572
Total prepaid expenses and other current assets	$33,072	$28,843

Amortization of software licenses held under financing leases is included in cost of revenue and operating expenses. Prepaid maintenance, services and insurance are expensed over the term of the underlying agreements.

5. Goodwill

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

The three approaches generated similar results and indicated that the fair value of E2open's equity and goodwill was less than its carrying amounts. Therefore, during the fiscal year ended February 29, 2024, we recognized impairment charges of $1,097.7 million. As part of these impairments, we recognized an impairment charge of $410.0 million during the three months ended May 31, 2023. We did not recognize an impairment charge during the three months ended May 31, 2024.

The following table presents the changes in goodwill:

($ in thousands)	Amount
Balance, February 28, 2023	$2,927,807
Impairment charge	(1,097,741)
Currency translation adjustment	13,411
Balance, February 29, 2024	1,843,477
Currency translation adjustment	1,732
Balance, May 31, 2024	$1,845,209

6. Intangible Assets, Net

We test our indefinite-lived intangible asset for impairment on an annual basis or whenever events or changes occur that would more-likely-than not reduce the fair value of the indefinite-lived intangible asset below its carrying value between annual impairment tests. As we have only one reporting unit, any indefinite-lived intangible asset assessment is performed at the Company level.

During the first quarter of fiscal 2024, the market price of our Class A Common Stock and market capitalization declined significantly. We also lowered our projections for net sales and net operating margins due to lower than anticipated new bookings, lower revenue from tiered contracts, higher than expected churn and macroeconomic impacts primarily in the technology, freight and transportation sectors. These factors resulted in us determining that a triggering event occurred, and an interim indefinite-lived intangible asset impairment assessment was performed.

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

The interim assessment indicated that the fair value of our indefinite-lived intangible asset was less than its carrying amount; therefore, during the three months ended May 31, 2023, we recognized an impairment charge of $4.0 million to intangible assets, net for the indefinite-lived trademark / trade name.

We did not record an indefinite-lived intangible asset impairment charge for the three months ended May 31, 2024.

Intangible assets, net consisted of the following:

	May 31, 2024
($ in thousands)	Weighted Average Useful Life	Cost	Accumulated Amortization	Net
Indefinite-lived:
Trademark / Trade name	Indefinite	$76,000	$—	$76,000
Definite-lived:
Client relationships	13.7	502,987	(212,866)	290,121
Technology	7.3	692,012	(295,040)	396,972
Content library	10.0	50,000	(16,622)	33,378
Trade name	1.0	4,015	(4,015)	—
Backlog	2.5	800	(720)	80
Total definite-lived		1,249,814	(529,263)	720,551
Total intangible assets		$1,325,814	$(529,263)	$796,551

	February 29, 2024
($ in thousands)	Weighted Average Useful Life	Cost	Accumulated Amortization	Net
Indefinite-lived:
Trademark / Trade name	Indefinite	$76,000	$—	$76,000
Definite-lived:
Client relationships	13.7	502,722	(194,001)	308,721
Technology	7.3	691,573	(270,051)	421,522
Content library	10.0	50,000	(15,372)	34,628
Trade name	1.0	3,997	(3,997)	—
Backlog	2.5	800	(640)	160
Total definite-lived		1,249,092	(484,061)	765,031
Total intangible assets		$1,325,092	$(484,061)	$841,031

The e2open trade name and various trademarks are indefinite-lived. Acquired trade names are definite-lived as over time we rebrand acquired products and services as e2open.

Amortization of intangible assets is recorded in cost of revenue and operating expenses in the Condensed Consolidated Statements of Operations. We recorded amortization expense related to intangible assets of $44.7 million and $44.8 million for the three months ended May 31, 2024 and 2023, respectively.

Future amortization of intangible assets is as follows as of May 31, 2024:

($ in thousands)	Amount
June 2024 - February 2025	$103,454
2026	117,220
2027	117,220
2028	92,301
2029	69,533
Thereafter	220,823
Total future amortization	$720,551

7. Property and Equipment, Net

Property and equipment, net consisted of the following:

($ in thousands)	May 31, 2024	February 29, 2024
Computer equipment	$65,748	$63,416
Software	27,162	27,038
Software development costs	58,466	53,613
Furniture and fixtures	2,373	2,719
Leasehold improvements	8,974	9,063
Gross property and equipment	162,723	155,849
Less accumulated depreciation and amortization	(97,085)	(88,672)
Property and equipment, net	$65,638	$67,177

Computer equipment and software include assets held under financing leases. Amortization of assets held under financing leases is included in depreciation expense. See Note 22, Leases for additional information regarding our financing leases.

Depreciation expense was $8.9 million and $8.6 million for the three months ended May 31, 2024 and 2023, respectively.

We recognized $2.9 million and $1.9 million of amortized capitalized software development costs for the three months ended May 31, 2024 and 2023, respectively.

8. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

($ in thousands)	May 31, 2024	February 29, 2024
Accrued compensation	$35,422	$34,982
Trade accounts payable	29,038	29,678
Accrued professional services	5,129	5,712
Client deposits	2,576	2,558
Accrued severance and retention	1,067	1,530
Accrued litigation	1,097	1,399
Tax receivable agreement liability	1,791	1,791
Other	8,992	12,944
Total accounts payable and accrued liabilities	$85,112	$90,594

9. Tax Receivable Agreement

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

Significant inputs and assumptions were used to estimate the future expected payments including the timing of the realization of the tax benefits, a tax rate of 24.1% and an imputed interest rate of 7% based on our cost of debt plus an incremental premium at the closing of the Business Combination. Changes in any of these or other factors are expected to impact the timing and amount of gross payments. The fair value of these obligations will be accreted to the amount of the gross expected obligation. In addition, if E2open Holdings were to exercise its right to terminate the Tax Receivable Agreement or certain other acceleration events occur, E2open Holdings will be required to make immediate cash payments. Such cash payments would be equal to the present value of the assumed future realized tax benefits based on a set of assumptions and using an agreed upon discount rate, as defined in the Tax Receivable Agreement. The early termination payment may be made significantly in advance of the actual realization, if any, of those future tax benefits. Such payments would be calculated based on certain assumptions, including that E2open Holdings has sufficient taxable income to utilize the full amount of any tax benefits subject to the Tax Receivable Agreement over the period specified therein. The payments that E2open Holdings will be required to make will generally reduce the amount of the overall cash flow that might have otherwise been available, but we expect the cash tax savings it will realize from the utilization of the related tax benefits will exceed the amount of any required payments.

The Tax Receivable Agreement liability was $74.2 million and $69.7 million as of May 31, 2024 and February 29, 2024, respectively, which represents the current and long-term portion of the liability. The determination of current and long-term is based on management's estimate of taxable income for the fiscal year and the determination that a Tax Receivable Agreement payment is due and payable within the next twelve months.

The tax rate used in the calculation was 23.7% as of May 31, 2024 and February 29, 2024. The discount rate used for the ASC 805 calculation was 9.0% as of May 31, 2024 and February 29, 2024, based on the cost of debt plus an incremental premium. During the three months ended May 31, 2024 and 2023, a loss of $4.0 million and $2.5 million, respectively, was recorded as a change in the tax receivable agreement liability related to the ASC 805 discounted liability. During the three months ended May 31, 2024 and 2023, the Tax Receivable Agreement liability under ASC 450 increased by $0.5 million and decreased a negligible amount, respectively, related to exchanges of Common Units for Class A Common Stock with a corresponding charge to equity. No payments have been made to any Tax Receivable Agreement holders of E2open Holdings as of May 31, 2024.

10. Notes Payable

Notes payable outstanding were as follows:

($ in thousands)	May 31, 2024	February 29, 2024
2021 Term Loan	$1,064,497	$1,067,238
Other notes payable	673	748
Total notes payable	1,065,170	1,067,986
Less unamortized debt issuance costs	(17,886)	(19,091)
Total notes payable, net	1,047,284	1,048,895
Less current portion	(11,277)	(11,272)
Notes payable, less current portion, net	$1,036,007	$1,037,623

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

The 2021 Revolving Credit Facility will mature on February 4, 2026. E2open, LLC can request increases in the revolving commitments and additional term loan facilities, in minimum amounts of $2.0 million for each facility. Principal payments are due on the Credit Agreement the last day of February, May, August and November commencing August 2021. The Credit Agreement is payable in quarterly installments of $2.7 million. The Credit Agreement is payable in full on February 4, 2028.

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

As of May 31, 2024 and February 29, 2024, there were $1,064.5 million and $1,067.2 million outstanding under the 2021 Term Loan, respectively, at an interest rate of 8.94% and 8.95%, respectively. The interest rates on the 2021 Term Loan were based on SOFR plus 350 basis points as of May 31, 2024 and February 29, 2024. There were no outstanding borrowings, no letters of credit and $155.0 million available borrowing capacity under the 2021 Revolving Credit Facility as of May 31, 2024 and February 29, 2024.

We were in compliance with the First Lien Leverage Ratio for the Credit Agreement as of May 31, 2024 and February 29, 2024.

Beginning in March 2023, we entered into zero-cost interest rate collars in the notional amount of $300.0 million to hedge our exposure to fluctuations in interest rates on the variable rate debt on a portion of our 2021 Term Loan. See Note 12, Financial Instruments for additional information.

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

The contingent consideration liability was $20.3 million and $18.0 million as of May 31, 2024 and February 29, 2024, respectively. The fair value remeasurements resulted in a loss of $2.3 million and a gain of $9.0 million for the three months ended May 31, 2024 and 2023, respectively.

There were 3,372,184 shares of Series B-2 common stock outstanding as of May 31, 2024 and February 29, 2024. The Series B-2 common stock will automatically convert into Class A Common Stock on a one-to-one basis upon the occurrence of the first day on which the 20-day VWAP is equal to at least $15.00 per share; provided, however, that the reference to $15.00 per share shall be decreased by the aggregate per share amount of dividends actually paid in respect of a share of Class A Common Stock following the closing of the Business Combination. If any of the Series B-2 common stock does not vest on or before the 10-year anniversary of the Closing Date, such common stock will be canceled for no consideration.

There were 2,627,724 shares of Series 2 RCUs outstanding as of May 31, 2024 and February 29, 2024. Similar to the Series B-2 common stock, the Series 2 RCUs will vest (a) at such time as the 20-day VWAP of the Class A Common Stock is at least $15.00 per share; however, the $15.00 per share threshold will be decreased by the aggregate amount of dividends per share paid following the closing of the Business Combination; (b) upon the consummation of a qualifying change of control of us or the Sponsor or (c) upon the qualifying liquidation defined in the limited liability company agreement.

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

12. Fair Value Measurement

Our financial instruments include cash and cash equivalents; investments; accounts receivable, net; accounts payable; notes payable; and financing lease obligations. Accounts receivable, net and accounts payable are stated at their carrying value, which approximates fair value, due to their short maturity. We measure our cash equivalents and investments at fair value, based on an exchange or exit price which represents the amount that would be received for an asset sale or an exit price, or paid to transfer a liability in an orderly transaction between knowledgeable and willing market participants. Certificates of deposit are valued at original cost plus accrued interest, which approximates fair value. We estimate the fair value for notes payable and financing lease obligations by discounting the future cash flows of the related note and lease payments. As of May 31, 2024 and February 29, 2024, the fair value of the cash and cash equivalents, restricted cash, certificates of deposit, notes payable and financing lease obligations approximates their recorded values.

The following tables set forth details about our investments:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
May 31, 2024
Asset-backed securities	$162	$46	$—	$208

February 29, 2024
Asset-backed securities	$162	$45	$—	$207

The asset-backed securities are included in other noncurrent assets on the Condensed Consolidated Balance Sheets.

Observable inputs are based on market data obtained from independent sources. Unobservable inputs reflect our assessment of the assumptions market participants would use to value certain financial instruments. This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

Our assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy are summarized as follows:

	May 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Asset-backed securities	$—	$208	$—	$208
Total investments	—	208	—	208
Other assets:
Forward currency contracts	$—	$20	$—	$20
Interest rate collar agreements	—	2,286	—	2,286
Total other assets	—	2,306	—	2,306
Total assets	$—	$2,514	$—	$2,514

Liabilities:
Cash-settled restricted stock units	$55	$—	$—	$55
Tax receivable agreement liability	—	—	54,938	54,938
Warrant liability	6,943	—	4,009	10,952
Contingent consideration	—	—	20,308	20,308
Total liabilities	$6,998	$—	$79,255	$86,253

	February 29, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Asset-backed securities	$—	$207	$—	$207
Total investments	—	207	—	207
Other assets:
Forward currency contracts	$—	$46	$—	$46
Interest rate collar agreements	—	1,830	—	1,830
Total other assets	—	1,876	—	1,876
Total assets	$—	$2,083	$—	$2,083

Liabilities:
Cash-settled stock units	$34	$—	$—	$34
Tax receivable agreement liability	—	—	50,964	50,964
Warrant liability	11,012	—	3,701	14,713
Contingent consideration	—	—	18,028	18,028
Total liabilities	$11,046	$—	$72,693	$83,739

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

Contingent Consideration

The following table provides a reconciliation of the beginning and ending balances of the contingent consideration using significant unobservable inputs (Level 3):

($ in thousands)	May 31, 2024	February 29, 2024
Beginning of period	$18,028	$29,548
Loss (gain) from fair value of contingent consideration	2,280	(11,520)
End of period	$20,308	$18,028

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

Tax Receivable Agreement

Our Tax Receivable Agreement liability is measured under both ASC 805 at fair value on a recurring basis using significant unobservable inputs (Level 3) and ASC 450 at book value. The following table provides a reconciliation of the portion of the tax receivable agreement liability measured at fair value under Level 3:

($ in thousands)	May 31, 2024	February 29, 2024
Beginning of period	$50,964	$53,154
Loss (gain) from fair value of tax receivable agreement liability	3,974	(2,190)
End of period	$54,938	$50,964

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

Warrants

Our warrant liability is measured at fair value on a recurring basis using active market quoted prices (Level 1) and significant unobservable inputs (Level 3). The following table provides a reconciliation of the warrant liability:

($ in thousands)	May 31, 2024	February 29, 2024
Beginning of period	$14,713	$29,616
Gain from fair value of warrant liability	(3,761)	(14,903)
End of period	$10,952	$14,713

The change in the fair value of the warrant liability is recorded in gain from change in fair value of warrant liability in the Condensed Consolidated Statements of Operations.

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

There were no transfers of financial instruments between the levels of the fair value hierarchy during the three months ended May 31, 2024 and 2023.

13. Revenue

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

Total Revenue by Geographic Locations

Revenue by geographic regions consisted of the following:

	Three Months Ended May 31,
($ in thousands)	2024	2023 (1)
Americas	$128,638	$135,468
Europe	17,951	19,255
Asia Pacific	4,574	5,397
Total revenue	$151,163	$160,120

(1)
These amounts have been adjusted to reflect a reclassification of $5.0 million from Asia Pacific to Europe for a misclassification in the amounts reported in the Form 10-Q for the three months ended May 31, 2023 as filed with the SEC on July 10, 2023. This reclassification was reported in the Form 10-Q for the six months ended August 31, 2023 as filed with the SEC on October 10, 2023.

Revenues by geography are determined based on the region of our contracting entity, which may be different than the region of the client. Americas revenue attributed to the United States was 84% and 83% during the three months ended May 31, 2024 and 2023, respectively. No other country represented more than 10% of total revenue during these periods.

Remaining Performance Obligations

Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied. It includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods and does not include contracts where the client is not committed. The client is not considered committed when they are able to terminate for convenience without payment of a substantive penalty under the contract. Additionally, as a practical expedient of ASC 606, Revenue from Contracts with Customers, we have not disclosed the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. As of May 31, 2024 and February 29, 2024, approximately $869.6 million and $863.1 million of revenue was expected to be recognized from remaining performance obligations, respectively. These amounts are expected to be recognized within the next five years.

Contract Assets and Liabilities

Contract assets primarily represent revenues recognized for performance obligations that have been satisfied but for which amounts have not been billed. Contract assets were $21.1 million and $23.9 million as of May 31, 2024 and February 29, 2024, respectively. Contract liabilities consist of deferred revenue which includes billings in excess of revenue recognized related to subscription contracts and professional services. Deferred revenue is recognized as revenue when we perform under the contract. Deferred revenue was $188.8 million and $215.2 million as of May 31, 2024 and February 29, 2024, respectively. Revenue recognized during the three months ended May 31, 2024, included in deferred revenue on the Condensed Consolidated Balance Sheets as of February 29, 2024, was $90.9 million.

Sales Commissions

With the adoption of ASC 606 and ASC 340-40, Contracts with Customers, in March 2019, we began deferring and amortizing sales commissions that are incremental and directly related to obtaining client contracts. Amortization expense of $2.1 million and $1.3 million was recorded in sales and marketing expenses in the Condensed Consolidated Statements of Operations for the three months ended May 31, 2024 and 2023, respectively. Certain sales commissions that would have an amortization period of less than one year are expensed as incurred in sales and marketing expenses. As of May 31, 2024 and February 29, 2024, we had a total of $22.5 million and $21.4 million of capitalized sales commissions included in prepaid expenses and other current assets and other noncurrent assets in the Condensed Consolidated Balance Sheets, respectively.

14. Warrants

As of May 31, 2024 and February 29, 2024, there were an aggregate of 29,079,872 warrants outstanding. Each warrant entitles its holders to purchase one share of Class A Common Stock at an exercise price of $11.50 per share. The warrants expire five years after the Closing Date, or earlier upon redemption or liquidation. The warrants are currently exercisable and redeemable when various conditions are met, such as specific stock prices, as detailed in the specific warrant agreements. However, the 10,280,000 private placement warrants are nonredeemable so long as they are held by our Sponsor or its permitted transferees. The warrants are recorded as a liability in warrant liability on the Condensed Consolidated Balance Sheets with a balance of $11.0 million and $14.7 million as of May 31, 2024 and February 29, 2024, respectively. During the three months ended May 31, 2024 and 2023, a gain of $3.8 million and $14.7 million was recognized in gain from change in fair value of the warrant liability in the Condensed Consolidated Statements of Operations, respectively.

15. Stockholders' Equity

Class A Common Stock

We are authorized to issue 2,500,000,000 Class A common stock with a par value of $0.0001 per share. Holders of our Class A Common Stock are entitled to one vote for each share. As of May 31, 2024 and February 29, 2024, there were 307,692,652 and 306,237,585 shares of Class A Common Stock issued, respectively, and 307,515,998 and 306,060,931 shares of Class A Common Stock outstanding, respectively.

Class V Common Stock

We are authorized to issue 42,747,890 Class V common stock with a par value of $0.0001 per share. These shares have no economic value but entitle the holder to one vote per share. As of May 31, 2024 and February 29, 2024, there were 30,918,888 and 31,225,604 shares of Class V Common Stock issued and outstanding, respectively, and 11,829,002 and 11,522,286 shares of Class V Common Stock held in treasury, respectively.

The holders of Common Units participate in net income or loss allocations and distributions of E2open Holdings. They are also entitled to Class V Common Stock on a one-for-one basis to their Common Units which in essence allows each holder one vote per Common Unit.

The following table reflects the changes in our outstanding stock:

	Class A	Class V	Series B-1	Series B-2
Balance, February 29, 2024	306,060,931	31,225,604	94	3,372,184
Conversion of Common Units (1)	306,716	(306,716)	—	—
Issuance of common stock upon exercise of options	32,391	—	—	—
Vesting of restricted awards, net of shares withheld for taxes (2)	1,115,960	—	—	—
Balance, May 31, 2024	307,515,998	30,918,888	94	3,372,184

(1)
Class A Common Stock issued for the conversion of Common Units settled in stock. Class V Common Stock are retired on a one-for-one basis when Common Units are converted into Class A Common Stock or settled in cash.
(2)
The Class A Common Stock withheld for taxes revert back to the 2021 Incentive Plan, as defined below, and are used for future grants.

16. Noncontrolling Interest

Noncontrolling interest represents the portion of E2open Holdings that we control and consolidate but do not own. As of May 31, 2024 and February 29, 2024, the noncontrolling interest represents a 9.1% and 9.3% ownership in E2open Holdings, respectively. As part of the Business Combination, E2open Parent Holdings, Inc. became the owner of E2open Holdings along with the existing owners of E2open Holdings through Common Unit ownership. The existing owners of E2open Holdings are shown as noncontrolling interest on the Condensed Consolidated Balance Sheets and their portion of the net income (loss) of E2open Holdings is shown as net income (loss) attributable to noncontrolling interest on the Condensed Consolidated Statements of Operations.

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

During the three months ended May 31, 2024, there were 306,716 Common Units converted into Class A Common Stock with a value of $1.3 million based off the 5-day VWAP. This activity resulted in a decrease to noncontrolling interests of $1.3 million during the three months ended May 31, 2024.

During the three months ended May 31, 2023, there were no Common Units converted into Class A Common Stock.

As of May 31, 2024 and February 29, 2024, there were a total of 30.9 million and 31.2 million Common Units held by participants of E2open Holdings.

We follow the guidance issued by the FASB regarding the classification and measurement of redeemable securities. Accordingly, we have determined that the Common Units meet the requirements to be classified as permanent equity.

17. Other Comprehensive Loss

Accumulated other comprehensive loss in the equity section of our Condensed Consolidated Balance Sheets includes:

($ in thousands)	Foreign Currency Translation Adjustment	Unrealized Holding (Losses) Gains on Foreign Exchange Forward Contracts	Unrealized Holding Gains on Interest Rate Collar Agreements	Total
Balance, February 29, 2024	$(48,711)	$46	$1,830	$(46,835)

Other comprehensive gain (loss)	2,065	(27)	456	2,494
Tax effects	—	—	—	—
Other comprehensive gain (loss)	2,065	(27)	456	2,494
Balance, May 31, 2024	$(46,646)	$19	$2,286	$(44,341)

There were no income taxes recorded to other comprehensive loss during the three months ended May 31, 2024.

The effect of amounts reclassified out of unrealized holding losses on derivatives into net loss was as follows:

	Three Months Ended May 31,
($ in thousands)	2024	2023
Reclassifications:
Cost of revenue	$5	$61
Research and development	5	55
Sales and marketing	—	3
General and administrative	2	24
Total	$12	$143

The effect of amounts reclassified out of unrealized gains for interest rate collars as an offset to interest expense was as follows:

	Three Months Ended May 31,
($ in thousands)	2024	2023
Reclassifications:
$100 million notional interest rate collar	$(210)	$(71)
$200 million notional interest rate collar	(293)	(64)
Total	$(503)	$(135)

Accumulated foreign currency translation adjustments are reclassified to net loss when realized upon sale or upon complete, or substantially complete, liquidation of the investment in the foreign entity.

See Note 12, Financial Instruments for additional information related to our derivative instruments.

18. Earnings Per Share

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

	Three Months Ended May 31,
(in thousands, except per share data)	2024	2023
Net loss per share:
Numerator - basic:
Net loss	$(42,788)	$(360,884)
Less: Net loss attributable to noncontrolling interest	(3,926)	(35,489)
Net loss attributable to E2open Parent Holdings, Inc. - basic	$(38,862)	$(325,395)

Numerator - diluted:
Net loss attributable to E2open Parent Holdings, Inc. - basic	$(38,862)	$(325,395)
Net loss attributable to E2open Parent Holdings, Inc. - diluted	$(38,862)	$(325,395)

Denominator - basic:
Weighted average shares outstanding - basic	306,732	302,502
Net loss per share - basic	$(0.13)	$(1.08)

Denominator - diluted:
Weighted average shares outstanding - basic	306,732	302,502
Weighted average shares outstanding - diluted	306,732	302,502
Diluted net loss per common share	$(0.13)	$(1.08)

Potential common shares are shares that would be issued upon exercise or conversion of shares under our share-based compensation plans and upon exercise of warrants that are excluded from the computation of diluted earnings per common share when the effect would be anti-dilutive. All potential common shares are anti-dilutive in periods of net loss available to common stockholders.

The following table summarizes the potential common shares excluded from the calculation of diluted loss per common share as their effect would be anti-dilutive:

	Three Months Ended May 31,
	2024	2023
Series B-1 common stock	94	94
Series B-2 common stock	3,372,184	3,372,184
Restricted common units Series 2	2,627,724	2,627,724
Warrants	29,079,872	29,079,872
Common Units	30,918,888	32,992,007
Performance-based options	3,922,079	1,924,761
Time-based options	2,399,792	330,337
Performance-based restricted stock units	3,981,526	2,047,642
Time-based restricted stock units	12,798,023	5,240,581
Units/Shares excluded from the dilution computation	89,100,182	77,615,202

19. Share-Based Compensation

2021 Incentive Plan

The E2open Parent Holdings, Inc. 2021 Omnibus Incentive Plan, as Amended and Restated (2021 Incentive Plan), allows us to make equity and equity-based incentive awards to officers, employees, directors and consultants. There were 15,000,000 shares of Class A Common Stock reserved for issuance under the 2021 Incentive Plan as of February 28, 2022. The "evergreen" provision of the 2021 Incentive Plan provides for an annual automatic increase to the number of shares of Class A Common Stock available under the plan. As of March 1, 2022, 2023 and 2024, an additional 4,849,684, 7,304,646 and 12,301,706 shares were reserved for issuance under the "evergreen" provision, respectively. Shares issued under the 2021 Incentive Plan can be granted as stock options, restricted stock awards, restricted stock units, performance stock awards, cash awards and other equity-based awards. No award may vest earlier than the first anniversary of the date of grant, except under limited conditions.

The following table presents the awards granted for Class A Common Stock:

	Three Months Ended May 31,
	2024	2023
Awards granted
Options	1,811	1,169
RSUs	5,330	5,526
Total awards granted	7,141	6,695

Options

Options are either performance-based or time-based and granted to our executive officers and senior management. These awards are recorded as equity awards within the Condensed Consolidated Statements of Stockholders' Equity. When performance-based grants are awarded, the performance target is set at 100% at the grant date, and the probability of meeting the performance target is reassessed each quarter over the performance period and adjusted if needed. The fiscal 2024 options were time-based with one-third of the options vesting at the end of the first year with the remaining options vesting ratably each quarter over the remaining two-years.

During the three months ended May 31, 2024, we issued 32,391 shares of Class A Common Stock resulting from the exercise of stock options with a total intrinsic value of $0.2 million based on the market value on the date of exercise.

As of May 31, 2024, there were 3,922,079 unvested performance-based options and 2,399,792 unvested time-based options with an unrecognized compensation cost of $10.6 million.

RSUs

The RSUs are either performance-based or time-based. These awards are recorded as equity awards within the Condensed Consolidated Statements of Stockholders' Equity. The fiscal 2024 performance-based RSUs were measured based on obtaining organic subscription revenue growth, constant currency adjusted EBITDA and net bookings target over a one-year period. The performance target for these awards was finalized in April 2024 with actual results below 100%. The fiscal 2025 performance-based RSUs are measured based on obtaining an organic subscription revenue growth and constant currency adjusted EBITDA target over a one-year period. For the fiscal year 2024 and 2025 performance-based RSUs, a quarter of the RSUs that have obtained the performance metric will vest at the end of the performance period and then the remaining shares will vest equally over the following three years.

The time-based RSUs for executive officers, senior management and employees granted during fiscal 2022 and 2023 vest ratably over a three-year period. Beginning in fiscal 2024, the time-based RSUs for executive officers, senior management and employees vest one-third at the end of the first year and then ratably each quarter over the remaining two years. The time-based RSUs for non-employee directors of our board of directors have a one-year vesting period.

As of May 31, 2024, there were 3,981,528 performance-based RSUs and 12,798,023 time-based RSUs unvested and expected to vest with an unrecognized compensation cost of $68.1 million.

Redeemable Share-Based Awards

Mr. Andrew Appel, Chief Executive Officer (CEO), was awarded performance-based RSUs with a market condition based on the closing price of our stock for 20 days out of 30 consecutive trading days during the performance period. The stock hurdles range from $3.50 to $15.00 with $3.50 generating 8% attainment and $15.00 producing 200% attainment. The performance period will be for the three-years of the grant and be measured at each vesting date. The performance-based options will time vest up to one-third after the first year and up to one-twelfth each of the following seven quarters with the remaining earned shares vesting on the third anniversary of the grant.

If there is a change in control, the award will immediately vest under the performance condition based upon the appropriate stock hurdle and automatically time-vest. The vested RSU will be paid in the form of cash and/or equity in a ratio substantially similar to the ratio received by the other shareholders in connection with the change in control. Additionally, the cash portion of the award will be equal to at least 50%. As this award has a redemption feature for the change in control and cash value component, it is recorded as redeemable share-based awards on the Condensed Consolidated Balance Sheets.

Mr. Appel was also awarded time-based RSUs that vest one-third after the first year and vest ratably each quarter over the remaining two-years. If there is a change in control, the award will immediately vest and be paid in the form of cash and/or equity in a ratio substantially similar to the ratio received by the other shareholders in connection with the change in control. Additionally, the cash portion of the award will be equal to at least 50%. As this award has a redemption feature for the change in control and cash value component, it is recorded as redeemable share-based awards on the Condensed Consolidated Balance Sheets.

The amount presented in the mezzanine as redeemable share-based awards will be the redemption amount as of the grant date, multiplied by the portion of the requisite service period that has elapsed. The redemption amount is based on the number of shares that would vest if a change in control occurred at the grant date multiplied by the grant date stock price. Once the RSUs have vested, the associated redemption value will be reclassified from the redeemable share-based award to additional paid-in capital on the Condensed Consolidated Balance Sheets.

Restricted Stock Awards

The restricted stock awards (RSAs) are time-based and granted to participants with the associated Class A Common Stock issued on the day of grant. The Class A Common Stock are issued subject to various restrictions, but carry voting rights. When the applicable vesting terms have been met, the restrictions are removed from the Class A Common Stock.

As part of Mr. Andrew Appel's compensation as interim Chief Executive Officer, he received an initial RSA grant valued at $0.7 million, or 275,101 shares, under our 2021 Incentive Plan which vested after six months of issuance, or April 12, 2024.

Mr. Appel's Chief of Staff, Mr. McIndoe, was awarded an RSA grant in November 2023 valued at $0.4 million, or 133,780 shares, under our 2021 Incentive Plan which vested after five months of issuance, or April 12, 2024.

As of May 31, 2024, all of the RSAs are fully vested.

As of May 31, 2024, there were 12,576,663 shares of Class A Common Stock available for grant under the 2021 Incentive Plan.

Liability Awards

For employees based in China, they are awarded cash-settled RSUs which vest ratably over a three-year period. The cash-settled RSUs must be settled in cash and are accounted for as liability-type awards. The fair value of these cash-settled RSUs equals the value of our Class A Common Stock on the date of grant and is remeasured at the end of each reporting period at fair value. The change in fair value is recorded in share-based compensation expense in the Condensed Consolidated Statements of Operations. The liability for the cash-settled RSUs was negligible as of May 31, 2024 and February 29, 2024 and is included in accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets. As of May 31, 2024 and February 29, 2024, there were 37,479 unvested cash-settled RSUs with unrecognized compensation cost of $0.1 million.

With the departure of our Executive Vice President and General Counsel, a Separation and Release Agreement was entered into under which the General Counsel provided transition services through May 31, 2024. As a result of the General Counsel’s departure, a portion of her options, time-based RSUs and performance-based RSUs were accelerated to June 10, 2024 resulting in 9,121 options and 204,511 time-based and performance-based RSUs vesting as of June 10, 2024.

The table below sets forth the functional classification in the Condensed Consolidated Statements of Operations of our equity-based compensation expense:

	Three Months Ended May 31,
($ in thousands)	2024	2023
Cost of revenue	$1,205	$617
Research and development	1,927	960
Sales and marketing	1,557	478
General and administrative	7,098	2,390
Total share-based compensation	$11,787	$4,445

20. Leases

We account for leases in accordance with ASC 842, Leases, which requires lessees to recognize lease liabilities and right-of-use (ROU) assets on the balance sheet for most operating leases.

Real Estate Leases

We lease our primary office space under non-cancelable operating leases with various expiration dates through September 2031. Many of our leases have an option to be extended from two to five years, and several of the leases give us the right to early cancellation with proper notification. Additionally, we have five subleases of our office leases as of May 31, 2024.

Several of the operating lease agreements require us to provide security deposits. As of May 31, 2024 and February 29, 2024, lease deposits were $3.4 million. The deposits are generally refundable at the expiration of the lease, assuming all obligations under the lease agreement have been met. Deposits are included in prepaid and other current assets and other noncurrent assets in the Condensed Consolidated Balance Sheets.

During the three months ended May 31, 2023, we incurred a $0.4 million impairment on our operating lease ROU assets and leasehold improvements due to vacating two locations with the intent to sublease them. The impairments were recorded in general and administrative expenses in the Condensed Consolidated Statements of Operations. During the three months ended May 31, 2024, we did not incur an impairment on our operating lease ROU assets and leasehold improvements.

Vehicle Leases

We lease vehicles under non-cancelable operating lease arrangements which have various expiration dates through April 2028. We do not have the right to purchase the vehicles at the end of the lease term.

Equipment Leases

We purchase certain equipment under non-cancelable financing lease arrangements related to software and computer equipment and which have various expiration dates through November 2028. We have the right to purchase the software and computer equipment anytime during the lease or upon lease completion.

Balance Sheet Presentation

The following tables present the amounts and classifications of our estimated ROU assets, net and lease liabilities:

($ in thousands)	Balance Sheet Location	May 31, 2024	February 29, 2024
Operating lease right-of-use assets	Operating lease right-of-use assets	$19,629	$21,299
Finance lease right-of-use asset	Property and equipment, net	4,798	5,150
Total right-of-use assets		$24,427	$26,449

($ in thousands)	Balance Sheet Location	May 31, 2024	February 29, 2024
Operating lease liability - current	Current portion of operating lease obligations	$6,996	$7,378
Operating lease liability	Operating lease obligations	15,799	17,372
Finance lease liability - current	Current portion of finance lease obligations	1,473	1,448
Finance lease liability	Finance lease obligations	3,248	3,626
Total lease liabilities		$27,516	$29,824

Lease Cost and Cash Flows

The following table summarizes our total lease cost:

	Three Months Ended May 31,
($ in thousands)	2024	2023
Finance lease cost:
Amortization of right-of-use asset	$352	$608
Interest on lease liability	90	57
Finance lease cost	442	665
Operating lease cost:
Operating lease cost	2,107	1,862
Variable lease cost	513	1,085
Sublease income	(211)	(80)
Operating net lease cost	2,409	2,867
Total net lease cost	$2,851	$3,532

Supplemental cash flow information related to leases was as follows:

	Three Months Ended May 31,
($ in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$2,018	$2,372

The following table presents the weighted-average remaining lease terms and discount rates of our leases:

	Three Months Ended May 31,
	2024	2023
Weighted-average remaining lease term (in years):
Finance lease	3.53	1.21
Operating lease	3.68	3.73
Weighted-average discount rate:
Finance lease	7.33%	8.06%
Operating lease	7.02%	6.32%

Lease Liability Maturity Analysis

The following table reflects the undiscounted future cash flows utilized in the calculation of the lease liabilities as of May 31, 2024:

($ in thousands)	Operating Leases	Finance Leases
June 2024 - February 2025	$6,502	$1,328
2027	7,078	1,669
2028	5,856	1,092
2029	3,566	748
2030	1,585	561
Thereafter	1,454	—
Total	26,041	5,398
Less: Present value discount	(3,246)	(677)
Lease liabilities	$22,795	$4,721

21. Income Taxes

We calculate the provision for income taxes during interim periods by applying an estimate of the forecasted annual effective tax rate for the full fiscal year to ordinary income or loss (pretax income or loss excluding discrete items) for the reporting period. Our provision for income taxes was a benefit of $1.9 million, or 4.3%, for the three months ended May 31, 2024 compared to $66.3 million, or 15.5%, for the three months ended May 31, 2023.

The loss before income taxes of $44.7 million and $427.2 million resulted in a $1.9 million and $66.3 million income tax benefit for the three months ended May 31, 2024 and 2023, respectively. For the three months ended May 31, 2024, the expected benefit at the U.S. federal statutory rate was reduced due to increased deferred tax assets on entities that carry a valuation allowance partially offset by the benefit of state income taxes. The discrete impact of the goodwill impairment taken in the first quarter of fiscal 2024 resulted in a $64.7 million income tax benefit, net of a valuation allowance of $24.6 million, for the three months ended May 31, 2023.

As of May 31, 2024 and February 29, 2024, total gross unrecognized tax benefits were $2.5 million. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of May 31, 2024 and February 29, 2024, the total amount of gross interest and penalties accrued was $0.2 million and less than $0.1 million, respectively, which is classified as other noncurrent liabilities in the Condensed Consolidated Balance Sheets.

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

23. Supplemental Cash Flow Information

Supplemental cash flow information and non-cash investing and financing activities are as follows:

	Three Months Ended May 31,
(In thousands)	2024	2023
Supplemental cash flow information - Cash paid for:
Interest	$24,379	$25,381
Income taxes	1,462	2,483
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	1,467	3,276
Right-of-use assets obtained in exchange for operating lease obligations	53	4,216
Shares withheld for taxes on vesting of restricted stock	3,873	1,830
Conversion of Common Units to Class A Common Stock	1,311	—
Redeemable share-based awards	930	—

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This item contains a discussion of our business, including a general overview of our business, results of operations, liquidity and capital resources as well as quantitative and qualitative disclosures about market risk.

The following discussion should be read in conjunction with Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2024 Form 10-K and the unaudited condensed financial statements and related notes beginning on page 5. This Item 2 contains "forward-looking" statements that involve risks and uncertainties. See Forward-Looking Statements at the beginning of this Quarterly Report.

Overview

We are a world class end-to-end supply chain software platform that enables the world's largest companies to transform the way they make, move and sell goods and services. Our SaaS platform spans many key strategic and operational areas including channel, planning, global trade, logistics and supply. With the broadest cloud-native global SaaS platform purpose-built for modern supply chains, we connect manufacturing, logistics, channel and distributing partners as one multi-enterprise network. Our SaaS platform anticipates disruptions and opportunities to help companies improve efficiency, reduce waste and operate sustainably. In aggregate, we serve clients in all major countries in the world across a wide range of end-markets, including consumer goods, food and beverage, manufacturing, retail, industrial and automotive, aerospace and defense, technology and transportation, among others.

We operate in what we believe is an attractive industry with strong secular tailwinds and a total addressable market which includes significant whitespace within our current client base. This upsell opportunity within our existing client base is largely driven by their current technology solution which is often a combination of legacy point solutions and home-grown applications which could be a combination of manual processes and spreadsheets. As manufacturing continues to evolve, supply chains have grown more complex creating the need for a modern cloud-based solution. We believe our cloud-based, end-to-end software platform offers a differentiated and more connected solution for clients that provides all the mechanisms needed to run a fully integrated supply chain solution with visibility at every point. If our clients initially purchase portions of our software, they can add on additional modules as the need arises.

Results of Operations

The following table is our Unaudited Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended May 31,
($ in thousands, except per share amounts)	2024	2023
Revenue	$151,163	$160,120
Cost of revenue	(78,503)	(80,702)
Total gross profit	72,660	79,418

Operating Expenses
Research and development	24,797	25,866
Sales and marketing	20,996	19,558
General and administrative	23,343	22,125
Acquisition-related expenses	283	389
Amortization of acquired intangible assets	20,086	20,128
Goodwill impairment	—	410,041
Intangible asset impairment	—	4,000
Total operating expenses	89,505	502,107
Loss from operations	(16,845)	(422,689)
Interest and other expense, net	(25,373)	(25,726)
Loss from change in tax receivable agreement liability	(3,974)	(2,460)
Gain from change in fair value of warrant liability	3,761	14,680
(Loss) gain from change in fair value of contingent consideration	(2,280)	9,000
Total other expense	(27,866)	(4,506)
Loss before income tax benefit	(44,711)	(427,195)
Income tax benefit	1,923	66,311
Net loss	(42,788)	(360,884)
Less: Net loss attributable to noncontrolling interest	(3,926)	(35,489)
Net loss attributable to E2open Parent Holdings, Inc.	$(38,862)	$(325,395)
Net loss attributable to E2open Parent Holdings, Inc. Class A common stockholders per share:
Basic	$(0.13)	$(1.08)
Diluted	$(0.13)	$(1.08)
Weighted-average common shares outstanding:
Basic	306,732	302,502
Diluted	306,732	302,502

Three Months Ended May 31, 2024 compared to Three Months Ended May 31, 2023

Revenue

	Three Months Ended May 31,
($ in thousands)	2024	2023	$ Change	% Change
Revenue:
Subscriptions	$131,404	$134,903	$(3,499)	-3%
Professional services and other	19,759	25,217	(5,458)	-22%
Total revenue	$151,163	$160,120	$(8,957)	-6%
Percentage of revenue:
Subscriptions	87%	84%
Professional services and other	13%	16%
Total	100%	100%

Subscriptions revenue was $131.4 million for the three months ended May 31, 2024, a $3.5 million, or 3%, decrease compared to subscriptions revenue of $134.9 million for the three months ended May 31, 2023. The decrease in subscriptions revenue was primarily due to lower new bookings, higher churn and lower revenue from tiered contracts.

Professional services and other revenue were $19.8 million for the three months ended May 31, 2024, a $5.5 million, or 22%, decrease compared to $25.2 million for the three months ended May 31, 2023. The decrease in professional services and other revenue was due to lower billable hours and delayed conversion of existing backlog primarily driven by higher focus of internal resources on churn and customer satisfaction.

Our subscriptions revenue as a percentage of total revenue increased to 87% for the first quarter of fiscal 2025 compared to 84% for the first quarter of fiscal 2024. This increase is primarily due to a decline in professional services revenue. Our professional services and other revenue as a percentage of total revenue decreased to 13% for the first quarter of fiscal 2025 compared to 16% for the first quarter of fiscal 2024 as professional services and other revenue declined.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended May 31,
($ in thousands)	2024	2023	$ Change	% Change
Cost of revenue:
Subscriptions	$37,099	$36,544	$555	2%
Professional services and other	16,752	19,528	(2,776)	-14%
Amortization of acquired intangible assets	24,652	24,630	22	0%
Total cost of revenue	$78,503	$80,702	$(2,199)	-3%

Gross profit:
Subscriptions	$69,653	$73,728	$(4,075)	-6%
Professional services and other	3,007	5,690	(2,683)	-47%
Total gross profit	$72,660	$79,418	$(6,758)	-9%

Gross margin:
Subscriptions	53%	55%
Professional services and other	15%	23%
Total gross margin	48%	50%

Cost of subscriptions was $37.1 million for the three months ended May 31, 2024, a $0.6 million, or 2%, increase compared to $36.5 million for the three months ended May 31, 2023. This increase was primarily driven by a $2.1 million increase in software and hosting costs partially offset by a $1.7 million decrease in personnel costs when compared to the prior year.

Cost of professional services and other revenue was $16.8 million for the three months ended May 31, 2024, a $2.8 million, or 14%, decrease compared to $19.5 million for the three months ended May 31, 2023. The decrease was mainly due to a $1.9 million decrease in personnel costs when compared to the prior year.

Amortization of acquired intangible assets was $24.7 million for the three months ended May 31, 2024 compared to $24.6 million for the three months ended May 31, 2023.

Our subscriptions gross margin decreased to 53% in the first quarter of fiscal 2025 compared to 55% in the first quarter of fiscal 2024.

Our professional services gross margin decreased in the first quarter of fiscal 2025 to 15% compared to 23% in the first quarter of fiscal 2024 primarily driven by our lower revenue in the first quarter of fiscal 2025.

Research and Development

	Three Months Ended May 31,
($ in thousands)	2024	2023	$ Change	% Change
Research and development	$24,797	$25,866	$(1,069)	-4%
Percentage of revenue	16%	16%

Research and development expenses were $24.8 million for the three months ended May 31, 2024, a $1.1 million, or 4%, decrease compared to $25.9 million for the three months ended May 31, 2023. The decrease was mainly due to $2.5 million decrease in personnel costs due to higher research and development software capitalization and increase in offshore resources partially offset by a $1.0 million increase in share-based compensation expense as compared to the prior year period.

Sales and Marketing

	Three Months Ended May 31,
($ in thousands)	2024	2023	$ Change	% Change
Sales and marketing	$20,996	$19,558	$1,438	7%
Percentage of revenue	14%	12%

Sales and marketing expenses were $21.0 million for the three months ended May 31, 2024, a $1.4 million, or 7%, increase compared to $19.6 million in the prior year. The increase was driven by $1.5 million in personnel costs and $1.1 million of share-based compensation expenses when compared to the prior year. This increase was partially offset by $1.0 million in reduced marketing expenses.

General and Administrative

	Three Months Ended May 31,
($ in thousands)	2024	2023	$ Change	% Change
General and administrative	$23,343	$22,125	$1,218	6%
Percentage of revenue	15%	14%

General and administrative expenses were $23.3 million for the three months ended May 31, 2024, a $1.2 million, or 6%, increase compared to $22.1 million in the prior year. The increase was mainly a result of $4.7 million of higher share-based compensation expense with the majority of the increase related to awards for onboarding our new Chief Executive Officer. This increase was partially offset by lower spend for consulting of $0.8 million and facilities of $1.0 million for such items as rent and building maintenance.

Other Operating Expenses

	Three Months Ended May 31,
($ in thousands)	2024	2023	$ Change	% Change
Acquisition and other related expenses	$283	$389	$(106)	-27%
Amortization of acquired intangible assets	20,086	20,128	(42)	0%
Total other operating expenses	$20,369	$20,517	$(148)	-1%

Acquisition and other related expenses were $0.3 million and $0.4 million for the three months ended May 31, 2024 and 2023, respectively.

Amortization of acquired intangible assets was $20.1 million for the first quarter of fiscal 2025 and 2024.

Goodwill Impairment

	Three Months Ended May 31,
($ in thousands)	2024	2023	$ Change	% Change
Goodwill impairment	$—	$410,041	$(410,041)	-100%

During the first quarter of fiscal 2024, the market price of our Class A Common Stock and market capitalization declined significantly. This decline resulted in us determining that a triggering event occurred, and an interim goodwill impairment assessment was performed. The result of the impairment assessment was the realization of a $410.0 million impairment charge. We did not have an impairment charge in the first quarter of fiscal 2025.

Intangible Asset Impairment

	Three Months Ended May 31,
($ in thousands)	2024	2023	$ Change	% Change
Intangible asset impairment	$—	$4,000	$(4,000)	-100%

The decline in our stock price and market capitalization during the first quarter of fiscal 2024 was also a triggering event which resulted in an interim indefinite-lived intangible asset impairment assessment. The result of the impairment assessment was the realization of a $4.0 million impairment charge. We did not have an impairment charge in the first quarter of fiscal 2025.

Interest and Other Expense, Net

	Three Months Ended May 31,
($ in thousands)	2024	2023	$ Change	% Change
Interest and other expense, net	$(25,373)	$(25,726)	$353	-1%

Interest and other expense, net was $25.4 million for the three months ended May 31, 2024, a $0.4 million, or 1%, decrease compared to $25.7 million in the prior year. The decrease was driven by lower realized exchange losses and additional interest income from money market funds partially offset by higher interest expense on our debt due to higher interest rates in fiscal 2025 compared to fiscal 2024.

Loss from Change in Tax Receivable Agreement

	Three Months Ended May 31,
($ in thousands)	2024	2023	$ Change	% Change
Loss from change in tax receivable agreement liability	$(3,974)	$(2,460)	$(1,514)	62%

During the three months ended May 31, 2024, we recorded a loss of $4.0 million related to the change in the fair value of the tax receivable agreement liability, including interest, compared to $2.5 million during the three months ended May 31, 2023. We have calculated the fair value of the tax receivable agreement payments and identified the timing of the utilization of the tax attributes. The tax receivable agreement liability, related to exchanges as of the Business Combination date, is revalued at the end of each reporting period with the gain or loss as well as the associated interest reflected in gain (loss) from change in tax receivable agreement liability in the Unaudited Condensed Consolidated Statements of Operations in the period in which the change occurred.

In addition, under ASC 450, transactions with partnership unit holders after the acquisition date will result in additional Tax Receivable Agreement liabilities that are recorded on a gross undiscounted basis. During the three months ended May 31, 2024 and 2023, the Tax Receivable Agreement applicable to this guidance increased by $0.5 million and a negligible amount, respectively.

Gain from Change in Fair Value of Warrant Liability

	Three Months Ended May 31,
($ in thousands)	2024	2023	$ Change	% Change
Gain from change in fair value of warrant liability	$3,761	$14,680	$(10,919)	-74%

We recorded a gain of $3.8 million during the three months ended May 31, 2024, a $10.9 million decrease compared to a gain of $14.7 million in the prior year for the change in fair value on the revaluation of our warrant liability associated with our warrants. We are required to revalue the warrants at the end of each reporting period and reflect in the Unaudited Condensed Consolidated Statements of Operations a gain or loss from the change in fair value of the warrant liability in the period in which the change occurred.

Gain from Change in Fair Value of Contingent Consideration

	Three Months Ended May 31,
($ in thousands)	2024	2023	$ Change	% Change
(Loss) gain from change in fair value of contingent consideration	$(2,280)	$9,000	$(11,280)	nm

We recorded a loss of $2.3 million during the three months ended May 31, 2024, an $11.3 million decrease compared to a gain of $9.0 million in the prior year for the change in fair value on the revaluation of our contingent consideration associated with our restricted B-2 common stock and Series 2 RCUs. We are required to revalue the contingent consideration at the end of each reporting period or upon conversion and reflect in the Unaudited Condensed Consolidated Statements of Operations a gain or loss from the change in fair value of the contingent consideration in the period in which the change occurred.

Income Tax Benefit

	Three Months Ended May 31,
($ in thousands)	2024	2023	$ Change	% Change
Loss before income taxes	$(44,711)	$(427,195)	$382,484	-90%
Income tax benefit	1,923	66,311	(64,388)	-97%

Income tax benefit was $1.9 million, or 4.3%, for the three months ended May 31, 2024 compared to $66.3 million, or 15.5%, for the three months ended May 31, 2023. The change in the income tax benefit between periods was primarily due to the goodwill and indefinite-lived intangible impairment charges in the first quarter of fiscal 2024.

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

The table below presents our Non-GAAP gross profit reconciled to our reported gross profit, the closest U.S. GAAP measure, for the periods indicated:

	Three Months Ended May 31,
($ in thousands)	2024	2023
Gross profit
Reported gross profit	$72,660	$79,418
Depreciation and amortization	28,484	28,621
Non-recurring/non-operating costs (1)	204	1,742
Share-based compensation (2)	1,205	625
Non-GAAP gross profit	$102,553	$110,406
Gross margin	48.1%	49.6%
Non-GAAP gross margin	67.8%	69.0%

(1)
Primarily includes other non-recurring expenses such as non-acquisition severance, systems integrations, consulting and advisory fees.
(2)
Reflects non-cash, long-term share-based compensation expense.

The table below presents our Adjusted EBITDA reconciled to our net loss, the closest U.S. GAAP measure, for the periods indicated:

	Three Months Ended May 31,
($ in thousands)	2024	2023
Net loss	$(42,788)	$(360,884)
Adjustments:
Interest expense, net	24,711	24,279
Income tax benefit	(1,923)	(66,311)
Depreciation and amortization	53,605	53,319
EBITDA	33,605	(349,597)
EBITDA Margin	22.2%	-218.3%
Goodwill impairment charge (1)	—	410,041
Intangible asset impairment charge (2)	—	4,000
Right-of-use assets impairment charge (3)	—	362
Acquisition-related adjustments (4)	283	389
Loss from change in tax receivable agreement liability (5)	3,974	2,460
Gain from change in fair value of warrant liability (6)	(3,761)	(14,680)
Loss (gain) from change in fair value of contingent consideration (7)	2,280	(9,000)
Non-recurring/non-operating costs (8)	2,557	5,326
Share-based compensation (9)	11,787	4,460
Adjusted EBITDA	$50,725	$53,761
Adjusted EBITDA Margin	33.6%	33.6%

(1)
Represents the goodwill impairment taken in the first quarter of fiscal 2024.
(2)
Represents the indefinite-lived tradename / trade name impairment taken in the first quarter of fiscal 2024.
(3)
Represents the impairment of our operating lease ROU assets and leasehold improvements due to vacating certain facilities.

(4)
Primarily includes advisory, consulting, accounting and legal expenses and severance incurred in connection with mergers and acquisitions activities and the strategic review.
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
(8)
Primarily includes non-recurring expenses such as non-acquisition related severance, foreign currency transaction gains and losses, systems integrations, legal entity rationalization and non-recurring consulting and advisory fees.
(9)
Reflects non-cash, long-term share-based compensation expense.

Three Months Ended May 31, 2024 compared to Three Months Ended May 31, 2023

Gross Profit

	Three Months Ended May 31,
($ in thousands)	2024	2023	$ Change	% Change
Gross profit	$72,660	$79,418	$(6,758)	-9%
Gross margin	48.1%	49.6%

Gross profit was $72.7 million for the three months ended May 31, 2024, a $6.8 million, or 9%, decrease compared to $79.4 million for three months ended May 31, 2023. Subscriptions gross profit was down 6% while professional services and other gross profit was down 47%. Gross margin was 48% for the first quarter of fiscal 2025 compared to 50% for the first quarter of fiscal 2024.

Non-GAAP Gross Profit

	Three Months Ended May 31,
($ in thousands)	2024	2023	$ Change	% Change
Non-GAAP gross profit	$102,553	$110,406	$(7,853)	-7%
Non-GAAP gross margin	67.8%	69.0%

Non-GAAP gross profit was $102.6 million for the three months ended May 31, 2024, an $7.9 million, or 7%, decrease compared to $110.4 million for the three months ended May 31, 2023. The decrease in Non-GAAP gross profit was primarily due to a decrease in total revenue and $1.9 million in higher software and hosting costs in subscription costs of revenue partially offset by $3.1 million in lower personnel costs. The Non-GAAP gross margin decreased in the first quarter of fiscal 2025 to 68% compared to 69% in the first quarter of fiscal 2024.

EBITDA

	Three Months Ended May 31,
($ in thousands)	2024	2023	$ Change	% Change
EBITDA	$33,605	$(349,597)	$383,202	nm
EBITDA margin	22.2%	-218.3%

EBITDA was $33.6 million for the three months ended May 31, 2024, a $383.2 million increase compared to a negative $349.6 million EBITDA for three months ended May 31, 2023. EBITDA margin was 22% for the first quarter of fiscal 2025 compared to a negative 218% in the prior year. The increase in EBITDA and EBITDA margin was primarily related to the $410.0 million impairment on goodwill and $4.0 million indefinite-lived intangible asset charge taken in fiscal 2024. These increases were partially offset by the $10.9 million decrease in the gain for the fair value adjustment for the warrant liability and a $11.3 million decrease in the gain associated with the fair value adjustment for the contingent consideration liability related to the restricted Series B-2 common stock as compared to prior periods.

Adjusted EBITDA

	Three Months Ended May 31,
($ in thousands)	2024	2023	$ Change	% Change
Adjusted EBITDA	$50,725	$53,761	$(3,036)	-6%
Adjusted EBITDA margin	33.6%	33.6%

Adjusted EBITDA was $50.7 million for the three months ended May 31, 2024, a $3.0 million, or 6%, decrease compared to $53.8 million for the three months ended May 31, 2023. Adjusted EBITDA margin was 34% for the first quarter of fiscal 2025 and 2024. The decrease in Adjusted EBITDA was primarily a result of lower revenue and gross profit, partially offset by lower operating expenses compared to prior periods.

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

We had $160.2 million in cash and cash equivalents and $155.0 million of unused borrowing capacity under our 2021 Revolving Credit Facility as of May 31, 2024. See Note 10, Notes Payable to the Notes to the Unaudited Condensed Consolidated Financial Statements. We believe our existing cash and cash equivalents, cash provided by operating activities and, if necessary, the borrowing capacity under our 2021 Revolving Credit Facility will be sufficient to meet our working capital, debt repayment and capital expenditure requirements for at least the next twelve months.

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

The 2021 Revolving Credit Facility will mature on February 4, 2026. E2open, LLC can request increases in the revolving commitments and additional term loan facilities, in minimum amounts of $2.0 million for each facility. Principal payments are due on the Credit Agreement the last day of February, May, August and November commencing August 2021. The Credit Agreement is payable in quarterly installments of $2.7 million. The Credit Agreement is payable in full on February 4, 2028.

The 2021 Term Loan has a variable interest rate resulting in an interest rate of 8.94% and 8.95% as of May 31, 2024 and February 29, 2024, respectively, which was based on SOFR plus 350 basis points, respectively. As of May 31, 2024 and February 29, 2024, the 2021 Term Loan had a principal balance outstanding of $1,064.5 million and $1,067.2 million, respectively. There were no outstanding borrowings, no letters of credit and $155.0 million available borrowing capacity under the 2021 Revolving Credit Facility as of May 31, 2024 and February 29, 2024.

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

Cash Flows

The following table presents net cash from operating, investing and financing activities:

	Three Months Ended May 31,
($ in thousands)	2024	2023
Net cash provided by operating activities	$35,916	$36,459
Net cash used in investing activities	(6,084)	(6,552)
Net cash used in financing activities	(3,006)	(2,964)
Effect of exchange rate changes on cash and cash equivalents	76	2,105
Net increase in cash, cash equivalents and restricted cash	26,902	29,048
Cash, cash equivalents and restricted cash at beginning of period	149,038	104,342
Cash, cash equivalents and restricted cash at end of period	$175,940	$133,390

Three Months Ended May 31, 2024 compared to Three Months Ended May 31, 2023

As of May 31, 2024, our consolidated cash, cash equivalents and restricted cash was $175.9 million, a $26.9 million increase from our balance of $149.0 million as of February 29, 2024.

Net cash provided by operating activities for the three months ended May 31, 2024 was $35.9 million compared to $36.5 million for the three months ended May 31, 2023. The $0.5 million decrease in cash was primarily driven by less cash provided by working capital items in fiscal 2025.

Net cash used in investing activities was $6.1 million and $6.6 million for the three months ended May 31, 2024 and 2023, respectively, which represented cash used for the acquisition of software and property related to our data centers.

Net cash used in financing activities was $3.0 million for the three months ended May 31, 2024 and 2023, which was mainly the result of the repayments under the 2021 Term Loan.

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

Amounts payable under the Tax Receivable Agreement will be contingent upon, among other things, our generation of taxable income over the term of the Tax Receivable Agreement. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits subject to the Tax Receivable Agreement, we would not be required to make the related payments under the Tax Receivable Agreement. Although the amount of any payments required to be made under the Tax Receivable Agreement may be significant, the timing of these payments will vary and will generally be limited to one payment per member per year. We have not made any Tax Receivable Agreement payments to any Tax Receivable Agreement holders of E2open Holdings as of May 31, 2024.

The liability related to the Tax Receivable Agreement was $74.2 million and $69.7 million as of May 31, 2024 and February 29, 2024, respectively, assuming (1) a corporate tax rate of 23.7% as of May 31, 2024 and February 29, 2024, (2) no dispositions of corporate subsidiaries, (3) no material changes in tax law and (4) we do not elect an early termination of the Tax Receivable Agreement. However, due to the uncertainty of various factors, including: (a) the timing and value of future exchanges, (b) the amount and timing of our future taxable income, (c) changes in our tax rate, (d) no future dispositions of any corporate stock, (e) changes in the tax law and (f) changes in the discount rate, the likely tax savings we will realize and the resulting amounts we are likely to pay to the selling equity holders of E2open Holdings pursuant to the Tax Receivable Agreement are uncertain. Interest accrued on the portion of the Tax Receivable Agreement liability recorded under ASC 805 at a rate of LIBOR plus 100 basis points through June 30, 2023. Beginning July 1, 2023, interest will accrue at SOFR plus the applicable spread for the quarter. The portion of the Tax Receivable Agreement liability under ASC 450 is recorded on a gross undiscounted basis. These transactions, such as a conversion of Common Units to Class A Common Stock, result in a change in the Tax Receivable Agreement liability and a charge to equity.

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

As of May 31, 2024 and February 29, 2024, we had a current Tax Receivable Agreement liability of $1.8 million which was recorded in accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets. The determination of current and long-term is based on management's estimate of taxable income for the fiscal year and the determination that a Tax Receivable Agreement liability payment is due and payable within the next twelve months. To the extent the estimate differs from actual results, a reclass may be required for portions of the Tax Receivable Agreement liability between current and long-term.

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

Warrant Liability

As of May 31, 2024 and February 29, 2024, there were an aggregate of 29,079,872 warrants outstanding. Each warrant entitles its holder to purchase one share of our Class A Common Stock at an exercise price of $11.50 per share. The warrants are recorded as a liability in warrant liability on the Condensed Consolidated Balance Sheets with a balance of $11.0 million and $14.7 million as of May 31, 2024 and February 29, 2024, respectively. During the three months ended May 31, 2024 and 2023, a gain of $3.8 million and $14.7 million was recognized in gain (loss) from change in fair value of the warrant liability in the Unaudited Condensed Consolidated Statements of Operations, respectively.

Contingent Consideration

The contingent consideration liability was $20.3 million and $18.0 million as of May 31, 2024 and February 29, 2024, respectively. The fair value remeasurements resulted in a loss of $2.3 million and a gain of $9.0 million for the three months ended May 31, 2024 and 2023, respectively. The contingent liability represents the Series B-2 common stock and Series 2 RCUs.

Leases

We account for leases in accordance with ASC 842, Leases, which requires lessees to recognize lease liabilities and ROU assets on the balance sheet for contracts that provide lessees with the right to control the use of identified assets for periods of greater than 12 months.

Our non-cancelable operating leases for our office spaces and vehicles have various expiration dates through September 2031. Under these leases, our undiscounted future cash flows utilized in the calculation of the lease liabilities as of May 31, 2024 were: $6.5 million for June 1, 2024 through February 28, 2025, $7.1 million for fiscal 2026, $5.9 million for fiscal 2027, $3.6 million for fiscal 2028, $1.6 million for fiscal 2029 and $1.5 million thereafter. These numbers include interest of $3.2 million.

Our non-cancelable financing lease arrangements relate to software and computer equipment and have various expiration dates through November 2028. We have the right to purchase the software and computer equipment anytime during the lease or upon lease completion. Under these leases, our undiscounted future cash flows utilized in the calculation of the lease liabilities as of May 31, 2024 were: $1.3 million for June 1, 2024 through February 28, 2025, $1.7 million for fiscal 2026, $1.1 million for fiscal 2027, $0.7 million for fiscal 2028 and $0.6 million for fiscal 2029. These numbers include interest of $0.7 million.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. Preparation of the financial statements requires management to make judgments, estimates and assumptions that impact the reported amount of revenue and expenses, assets and liabilities and the disclosure of contingent assets and liabilities. We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on our condensed consolidated financial statements. Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies to the Notes to the Consolidated Financial Statements in our 2024 Form 10-K.

There have been no changes to our critical accounting policies and estimates during the three months ended May 31, 2024 from those previously disclosed in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Form 10-K.

Recent Accounting Pronouncements

Recently issued and adopted accounting pronouncements are described in Note 2, Accounting Standards to the Notes to the Unaudited Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the market risks during the three months ended May 31, 2024 from those previously disclosed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk of our 2024 Form 10-K.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the quarter ended May 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We review our disclosure controls and procedures, which may include internal controls over financial reporting, on an ongoing basis. From time to time, management makes changes to enhance the effectiveness of these controls and ensure that they continue to meet the needs of our business over time.

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

Item 1A. Risk Factors.

There have been no material changes in our risk factors during the three months ended May 31, 2024 from those previously disclosed in Part I, Item 1A, Risk Factors of our 2024 Form 10-K. You should carefully consider the risk factors discussed in our 2024 Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or future results.

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

3.3	Bylaws of the E2open Parent Holdings, Inc. (incorporated by reference to Exhibit 3.3 of E2open Parent Holdings, Inc.'s Form 8-K (File 001-39272) filed with the SEC on February 10, 2021).
4.1	Form of Warrant Certificate of CC Neuberger Principal Holdings I (incorporated by reference to Exhibit 4.3 of CCBN1’s Form S-1/A (File No. 333-236974), filed with the SEC on April 17, 2020).
4.2

Warrant Agreement, dated April 28, 2020, between Continental Stock Transfer & Trust Company and CC

Neuberger Principal Holdings I (incorporated by reference to Exhibit 4.1 of CCNB1’s Form 8-K (File No. 001-

39272), filed with the SEC on April 28, 2020).

4.3	Description of the Registrant’s Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.3 to Form 10-K, filed with the SEC on May 1, 2023).
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

E2open Parent Holdings, Inc.

Date: July 10, 2024	By:	/s/ Andrew M. Appel
Andrew M. Appel
Chief Executive Officer

Date: July 10, 2024	By:	/s/ Marje Armstrong
Marje Armstrong
Chief Financial Officer