Form 10-Q
period 2024-08-31
E2open Parent Holdings, Inc.
filed 2024-10-09
CIK 1800347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-39272

E2open Parent Holdings, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	86-1874570
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
14135 Midway Road, Suite G300 Addison, TX	75001
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (866) 432-6736

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	ETWO	New York Stock Exchange
Warrants to purchase one share of Class A Common Stock at an exercise price of $11.50	ETWO-WT	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 7, 2024, E2open Parent Holdings, Inc. had 309,023,639 shares of Class A common stock outstanding.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q (Quarterly Report) contains "forward-looking statements" within the meaning of the federal securities laws, and are subject to the safe harbor created under the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not relate solely to historical or current facts, and generally can be identified by the use of words such as "may," "can," "should," "will," "estimate," "plan," "project," "forecast," "intend," "expect," "anticipate," "believe," "seek," "target" and similar expressions or future or conditional verbs. Without limiting the generality of the forgoing, forward-looking statements contained in this document include our expectations regarding our future growth, operational and financial performance and business prospects and opportunities.

These forward-looking statements are based on information available as of the date of this Quarterly Report and management's current expectations, forecasts and assumptions, and involve a number of judgments, known and unknown risks and uncertainties and other factors, many of which are outside E2open Parent Holdings, Inc.'s (we, our, us, Company, E2open) control and outside the control of our directors, officers and affiliates. Accordingly, we can give no assurance that any expectation or belief will result or will be achieved or accomplished. Investors therefore should not place undue reliance on forward-looking statements.

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
•
changes in market interest rates particularly on our variable rate debt, including the recent significant increases in market interest rates experienced in fiscal 2023 and 2024;
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
•
inability to retain key employees; and
•
certain other factors discussed elsewhere in this Quarterly Report.

More information on factors that could cause our actual results or events to differ from those expresses in forward-looking statements in included from time to time in our reports filed with the SEC including in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the fiscal year ended February 29, 2024, filed with the SEC on April 29, 2024 (2024 Form 10-K).

All forward-looking statements speak only as of the date of this Quarterly Report and are expressly qualified in their entirety by the cautionary statements included in or incorporated by reference into this Quarterly Report. We do not undertake any obligation to update, add or to otherwise correct any forward-looking statements contained herein to reflect events or circumstances after the date they were made, whether as a result of new information, future events, inaccuracies that become apparent after the date hereof or otherwise, except as required by law.

PART I—Financial Information

Item 1. Financial Statements.

E2open Parent Holdings, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)	August 31, 2024	February 29, 2024
	(Unaudited)
Assets
Cash and cash equivalents	$142,164	$134,478
Restricted cash	16,593	14,560
Accounts receivable, net of allowance of $7,789 and $6,587 as of August 31, 2024 and February 29, 2024, respectively	112,592	161,556
Prepaid expenses and other current assets	35,974	28,843
Total current assets	307,323	339,437
Goodwill	1,858,263	1,843,477
Intangible assets, net	753,166	841,031
Property and equipment, net	65,167	67,177
Operating lease right-of-use assets	17,658	21,299
Other noncurrent assets	29,903	29,234
Total assets	$3,031,480	$3,141,655
Liabilities, Redeemable Share-Based Awards and Stockholders' Equity
Accounts payable and accrued liabilities	$82,234	$90,594
Channel client deposits payable	16,593	14,560
Deferred revenue	170,990	213,138
Current portion of notes payable	11,283	11,272
Current portion of operating lease obligations	6,746	7,378
Current portion of financing lease obligations	2,171	1,448
Income taxes payable	8,756	584
Total current liabilities	298,773	338,974
Long-term deferred revenue	1,513	2,077
Operating lease obligations	13,563	17,372
Financing lease obligations	4,209	3,626
Notes payable	1,034,389	1,037,623
Tax receivable agreement liability	62,760	67,927
Warrant liability	6,553	14,713
Contingent consideration	18,268	18,028
Deferred taxes	48,952	55,586
Other noncurrent liabilities	1,052	602
Total liabilities	1,490,032	1,556,528
Commitments and Contingencies (Note 22)
Redeemable share-based awards	1,710	—
Stockholders' Equity
Class A common stock; $0.0001 par value, 2,500,000,000 shares authorized; 308,781,515 and 306,237,585 issued and 308,604,861 and 306,060,931 outstanding as of August 31, 2024 and February 29, 2024, respectively	31	31
Class V common stock; $0.0001 par value; 42,747,890 shares authorized; 30,692,235 and 31,225,604 shares issued and outstanding as of August 31, 2024 and February 29, 2024, respectively	—	—
Series B-1 common stock; $0.0001 par value; 9,000,000 shares authorized; 94 shares issued and outstanding as of August 31, 2024 and February 29, 2024	—	—
Series B-2 common stock; $0.0001 par value; 4,000,000 shares authorized; 3,372,184 shares issued and outstanding as of August 31, 2024 and February 29, 2024	—	—
Additional paid-in capital	3,425,542	3,407,694
Accumulated other comprehensive loss	(32,178)	(46,835)
Accumulated deficit	(1,942,428)	(1,873,703)
Treasury stock, at cost: 176,654 shares as of August 31, 2024 and February 29, 2024	(2,473)	(2,473)
Total E2open Parent Holdings, Inc. equity	1,448,494	1,484,714
Noncontrolling interest	91,244	100,413
Total stockholders' equity	1,539,738	1,585,127
Total liabilities, redeemable share-based awards and stockholders' equity	$3,031,480	$3,141,655

See notes to the unaudited condensed consolidated financial statements.

E2open Parent Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
(In thousands, except per share amounts)	2024	2023	2024	2023
Revenue
Subscriptions	$131,555	$134,734	$262,959	$269,637
Professional services and other	20,637	23,754	40,396	48,971
Total revenue	152,192	158,488	303,355	318,608
Cost of Revenue
Subscriptions	36,317	36,780	73,416	73,324
Professional services and other	16,531	17,844	33,283	37,372
Amortization of acquired intangible assets	24,699	24,698	49,351	49,328
Total cost of revenue	77,547	79,322	156,050	160,024
Gross Profit	74,645	79,166	147,305	158,584
Operating Expenses
Research and development	25,979	24,945	50,776	50,811
Sales and marketing	20,325	21,551	41,321	41,109
General and administrative	21,579	38,550	44,922	60,675
Acquisition-related expenses	1,720	18	2,003	407
Amortization of acquired intangible assets	20,143	19,993	40,229	40,121
Goodwill impairment	—	—	—	410,041
Intangible asset impairment	—	—	—	4,000
Total operating expenses	89,746	105,057	179,251	607,164
Loss from operations	(15,101)	(25,891)	(31,946)	(448,580)
Other income (expense)
Interest and other expense, net	(25,150)	(25,517)	(50,523)	(51,243)
Gain (loss) from change in tax receivable agreement liability	2,908	7,927	(1,066)	5,467
Gain from change in fair value of warrant liability	4,399	1,489	8,160	16,169
Gain (loss) from change in fair value of contingent consideration	2,040	1,260	(240)	10,260
Total other expense	(15,803)	(14,841)	(43,669)	(19,347)
Loss before income tax provision	(30,904)	(40,732)	(75,615)	(467,927)
Income tax (expense) benefit	(1,949)	2,103	(26)	68,414
Net loss	(32,853)	(38,629)	(75,641)	(399,513)
Less: Net loss attributable to noncontrolling interest	(2,990)	(3,757)	(6,916)	(39,246)
Net loss attributable to E2open Parent Holdings, Inc.	$(29,863)	$(34,872)	$(68,725)	$(360,267)

Weighted average common shares outstanding:
Basic	308,059	303,220	307,395	302,861
Diluted	308,059	303,220	307,395	302,861
Net loss attributable to E2open Parent Holdings, Inc. common shareholders per share:
Basic	$(0.10)	$(0.12)	$(0.22)	$(1.19)
Diluted	$(0.10)	$(0.12)	$(0.22)	$(1.19)

See notes to the unaudited condensed consolidated financial statements.

E2open Parent Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
(In thousands)	2024	2023	2024	2023
Net loss	$(32,853)	$(38,629)	$(75,641)	$(399,513)
Other comprehensive income (loss), net:
Net foreign currency translation gain, net of tax	14,458	12,397	16,523	18,932
Net deferred (losses) gains on foreign exchange forward contracts	(19)	259	(46)	733
Net deferred (losses) gains on interest rate collars	(2,276)	1,578	(1,820)	2,739
Total other comprehensive income, net	12,163	14,234	14,657	22,404
Comprehensive loss	(20,690)	(24,395)	(60,984)	(377,109)
Less: Comprehensive loss attributable to noncontrolling interest	(1,879)	(2,359)	(5,576)	(37,045)
Comprehensive loss attributable to E2open Parent Holdings, Inc.	$(18,811)	$(22,036)	$(55,408)	$(340,064)

See notes to the unaudited condensed consolidated financial statements.

E2open Parent Holdings, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

(In thousands)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Treasury Stock	Total E2open Equity	Noncontrolling Interest	Total Equity
Balance, February 28, 2023	$30	$3,378,633	$(68,603)	$(803,679)	$(2,473)	$2,503,908	$223,012	$2,726,920
Share-based compensation	—	4,441	—	—	—	4,441	—	4,441
Vesting of restricted stock awards, net of shares withheld for taxes	—	(1,830)	—	—	—	(1,830)	—	(1,830)
Other comprehensive income	—	—	8,170	—	—	8,170	—	8,170
Net loss	—	—	—	(325,395)	—	(325,395)	(35,489)	(360,884)
Balance, May 31, 2023	30	3,381,244	(60,433)	(1,129,074)	(2,473)	2,189,294	187,523	2,376,817
Share-based compensation	—	7,426	—	—	—	7,426	—	7,426
Vesting of restricted stock awards, net of shares withheld for taxes	—	(100)	—	—	—	(100)	—	(100)
Other comprehensive loss	—	—	14,234	—	—	14,234	—	14,234
Net loss	—	—	—	(34,872)	—	(34,872)	(3,757)	(38,629)
Balance, August 31, 2023	$30	$3,388,570	$(46,199)	$(1,163,946)	$(2,473)	$2,175,982	$183,766	$2,359,748

(In thousands)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Treasury Stock	Total E2open Equity	Noncontrolling Interest	Total Equity
Balance, February 29, 2024	$31	$3,407,694	$(46,835)	$(1,873,703)	$(2,473)	$1,484,714	$100,413	$1,585,127
Share-based compensation	—	11,768	—	—	—	11,768	—	11,768
Conversion of Common Units to common stock	—	1,311	—	—	—	1,311	(1,311)	—
Vesting of restricted stock awards, net of shares withheld for taxes	—	(3,873)	—	—	—	(3,873)	—	(3,873)
Impact of Common Unit conversions on Tax Receivable Agreement, net of tax	—	(493)	—	—	—	(493)	—	(493)
Issuance of common stock upon exercise of stock options	—	150	—	—	—	150	—	150
Reclassification of stockholders' equity to redeemable share-based awards	—	(930)	—	—	—	(930)	—	(930)
Other comprehensive income	—	—	2,494	—	—	2,494	—	2,494
Net loss	—	—	—	(38,862)	—	(38,862)	(3,926)	(42,788)
Balance, May 31, 2024	31	3,415,627	(44,341)	(1,912,565)	(2,473)	1,456,279	95,176	1,551,455
Share-based compensation	—	11,940	—	—	—	11,940	—	11,940
Conversion of Common Units to common stock	—	942	—	—	—	942	(942)	—
Vesting of restricted stock awards, net of shares withheld for taxes	—	(2,144)	—	—	—	(2,144)	—	(2,144)
Impact of Common Unit conversions on Tax Receivable Agreement, net of tax	—	(43)	—	—	—	(43)	—	(43)
Reclassification of stockholders' equity to redeemable share-based awards	—	(780)	—	—	—	(780)	—	(780)
Other comprehensive income	—	—	12,163	—	—	12,163	—	12,163
Net loss	—	—	—	(29,863)	—	(29,863)	(2,990)	(32,853)
Balance, August 31, 2024	$31	$3,425,542	$(32,178)	$(1,942,428)	$(2,473)	$1,448,494	$91,244	$1,539,738

See notes to the unaudited condensed consolidated financial statements.

E2open Parent Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended August 31,
(In thousands)	2024	2023
Cash flows from operating activities
Net loss	$(75,641)	$(399,513)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	107,058	107,168
Amortization of deferred commissions	4,400	2,758
Provision for credit losses	1,054	1,294
Amortization of debt issuance costs	2,640	2,640
Amortization of operating lease right-of-use assets	3,492	3,890
Share-based compensation	24,710	11,887
Deferred income taxes	(7,865)	(72,721)
Right-of-use assets impairment charge	576	549
Goodwill impairment charge	—	410,041
Indefinite-lived intangible asset impairment charge	—	4,000
Loss (gain) from change in tax receivable agreement liability	1,066	(5,467)
Gain from change in fair value of warrant liability	(8,160)	(16,169)
Loss (gain) from change in fair value of contingent consideration	240	(10,260)
Gain on operating lease termination	(126)	(189)
Loss (gain) on disposal of property and equipment	78	(147)
Changes in operating assets and liabilities:
Accounts receivable	47,910	51,394
Prepaid expenses and other current assets	(9,482)	(3,338)
Other noncurrent assets	(5,069)	(4,172)
Accounts payable and accrued liabilities	(16,827)	(7,825)
Channel client deposits payable	2,033	11,451
Deferred revenue	(42,711)	(33,296)
Changes in other liabilities	(949)	(2,714)
Net cash provided by operating activities	28,427	51,261
Cash flows from investing activities
Capital expenditures	(12,277)	(16,057)
Net cash used in investing activities	(12,277)	(16,057)
Cash flows from financing activities
Repayments of indebtedness	(5,617)	(5,587)
Repayments of financing lease obligations	(841)	(2,243)
Proceeds from exercise of stock options	155	—
Net cash used in financing activities	(6,303)	(7,830)
Effect of exchange rate changes on cash and cash equivalents	(128)	2,885
Net increase in cash, cash equivalents and restricted cash	9,719	30,259
Cash, cash equivalents and restricted cash at beginning of period	149,038	104,342
Cash, cash equivalents and restricted cash at end of period	$158,757	$134,601

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$142,164	$111,840
Restricted cash	16,593	22,761
Total cash, cash equivalents and restricted cash	$158,757	$134,601

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

In connection with the finalization of the Business Combination, CCNB1 changed its name to "E2open Parent Holdings, Inc." and changed its jurisdiction of incorporation from the Cayman Islands to the State of Delaware (Domestication). Immediately following the Domestication, various entities merged with and into E2open, with E2open as the surviving company. Additionally, E2open Holdings became a subsidiary of E2open with the equity interests of E2open Holdings held by E2open and existing owners of E2open Holdings. The existing owners of E2open Holdings are considered noncontrolling interests in the unaudited condensed consolidated financial statements.

We moved our headquarters from Austin, Texas to our Addison, Texas office effective September 16, 2024. We are a world class connected supply chain software platform that enables the largest companies to transform the way they make, move and sell goods and services. With the broadest cloud-native global platform purpose-built for the modern supply chains, we connect manufacturing, logistics, channel and distributing partners as one multi-enterprise network. Our software as a service (SaaS) platform anticipates disruptions and opportunities to help companies improve efficiency, reduce waste and operate sustainably.

Basis of Presentation

These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Investments in other companies are carried at cost. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. The unaudited operating results for interim periods reported are not necessarily indicative of the results for the entire fiscal year. For further information, refer to the consolidated financial statements and notes thereto included in our 2024 Form 10-K.

Fiscal Year

Our fiscal year ends on the last day of February each year.

Use of Estimates

The preparation of our unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported results of operations during the reporting period. Such management estimates include allowance for credit losses, goodwill and other long-lived assets, estimates of standalone selling price of performance obligations for revenue contracts with multiple performance obligations, share-based compensation, valuation allowances for deferred tax assets and uncertain tax positions, tax receivable agreement liability, warrants, contingent consideration and contingencies. These estimates are based on information available as of the date of the unaudited condensed consolidated financial statements; therefore, actual results could differ from management's estimates.

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

2. Accounting Standards

Recent Accounting Standards Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements of ASU 2023-07 are required for entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods for fiscal years beginning after December 15, 2024, and should be applied on a retrospective basis to all periods presented. Early adoption is permitted. We are currently evaluating the effect of adopting ASU 2023-07 on our disclosures. We do expect to have additional disclosures, but do not expect the adoption to have a material impact on our consolidated financial statements.

In December 2023, the FASB issued 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures to enhance income tax information primarily through changes in the rate reconciliation and income taxes paid information. ASU 2023-09 also requires income (loss) from continuing operations before income taxes expense (benefit) to be separated between domestic and foreign and income tax expense (benefit) from continuing operations to be separated between federal, state and foreign. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements or disclosures.

3. Accounts Receivable

Accounts receivable, net consisted of the following:

($ in thousands)	August 31, 2024	February 29, 2024
Accounts receivable	$99,132	$144,253
Unbilled receivables	21,249	23,890
Less: Allowance for credit losses	(7,789)	(6,587)
Accounts receivable, net	$112,592	$161,556

Unbilled receivables represent revenue recognized for performance obligations that have been satisfied but for which amounts have not been billed, which we also refer to as contract assets.

Account balances are written off against the allowance for credit losses when we believe that it is probable that the receivable balance will not be recovered.

4. Prepaid and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

($ in thousands)	August 31, 2024	February 29, 2024
Prepaid software and hardware license and maintenance fees	$11,254	$9,599
Income and other taxes receivable	8,282	4,759
Prepaid insurance	2,122	1,667
Deferred commissions	8,709	7,421
Prepaid marketing	1,265	1,073
Security deposits	1,127	1,251
Other prepaid expenses and other current assets	3,215	3,073
Total prepaid expenses and other current assets	$35,974	$28,843

Amortization of software licenses held under financing leases is included in cost of revenue and operating expenses. Prepaid maintenance, services and insurance are expensed over the term of the underlying agreements.

5. Goodwill

We test goodwill for impairment on an annual basis or whenever events or changes occur that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value between annual impairment tests. As we have only one reporting unit, any goodwill impairment assessment is performed at the Company level.

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

The fair value of E2open was calculated using an equally weighted combination of three different methods: discounted cash flow method, guideline public company method and guideline transaction method. The discounted cash flow method was based on the present value of estimated future cash flows which were based on management's estimates of projected net sales, net operating income margins and terminal growth rates, taking into consideration market and industry conditions. The discount rate used was based on the weighted-average cost of capital adjusted for the risk, size premium and business-specific characteristics related to projected cash flows. Under the guideline public company method, the fair value was based on our current and forward-looking earnings multiples using management's estimates of projected net sales and adjusted EBITDA margins with consideration of market premiums. The unobservable inputs used to measure the fair value included projected net sales, forecasted adjusted EBITDA margins, weighted average cost of capital, normalized working capital levels, capital expenditures assumptions, profitability projections, determination of appropriate market comparison companies and terminal growth rates. Under the guideline transaction method, the fair value was based on pricing multiples derived from recently sold companies with similar characteristics to E2open taking into consideration management's estimate of projected net sales and net operating income margins.

The three approaches generated similar results and indicated that the fair value of E2open's equity and goodwill was less than its carrying amounts. Therefore, during the fiscal year ended February 29, 2024, we recognized impairment charges of $1,097.7 million. As part of these impairments, we recognized an impairment charge of $410.0 million during the six months ended August 31, 2023. We did not recognize an impairment charge during the three and six months ended August 31, 2024 or the three months ended August 31, 2023.

The following table presents the changes in goodwill:

($ in thousands)	Amount
Balance, February 28, 2023	$2,927,807
Impairment charge	(1,097,741)
Currency translation adjustment	13,411
Balance, February 29, 2024	1,843,477
Currency translation adjustment	14,786
Balance, August 31, 2024	$1,858,263

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

The interim assessment indicated that the fair value of our indefinite-lived intangible asset was less than its carrying amount; therefore, during the six months ended August 31, 2023, we recognized an impairment charge of $4.0 million to intangible assets, net for the indefinite-lived trademark / trade name.

We did not record an indefinite-lived intangible asset impairment charge for the three or six months ended August 31, 2024 or the three months ended August 31, 2023.

Intangible assets, net consisted of the following:

	August 31, 2024
($ in thousands)	Weighted Average Useful Life	Cost	Accumulated Amortization	Net
Indefinite-lived:
Trademark / Trade name	Indefinite	$76,000	$—	$76,000
Definite-lived:
Client relationships	13.7	504,831	(233,241)	271,590
Technology	7.3	694,644	(321,196)	373,448
Content library	10.0	50,000	(17,872)	32,128
Trade name	1.0	4,126	(4,126)	—
Backlog	2.5	800	(800)	—
Total definite-lived		1,254,401	(577,235)	677,166
Total intangible assets		$1,330,401	$(577,235)	$753,166

	February 29, 2024
($ in thousands)	Weighted Average Useful Life	Cost	Accumulated Amortization	Net
Indefinite-lived:
Trademark / Trade name	Indefinite	$76,000	$—	$76,000
Definite-lived:
Client relationships	13.7	502,722	(194,001)	308,721
Technology	7.3	691,573	(270,051)	421,522
Content library	10.0	50,000	(15,372)	34,628
Trade name	1.0	3,997	(3,997)	—
Backlog	2.5	800	(640)	160
Total definite-lived		1,249,092	(484,061)	765,031
Total intangible assets		$1,325,092	$(484,061)	$841,031

The e2open trade name and various trademarks are indefinite-lived. Acquired trade names are definite-lived as over time we rebrand acquired products and services as e2open.

Amortization of intangible assets is recorded in cost of revenue and operating expenses in the Unaudited Condensed Consolidated Statements of Operations. We recorded amortization expense related to intangible assets of $44.8 million and $44.7 million for the three months ended August 31, 2024 and 2023, respectively. We recorded amortization expense related to intangible assets of $89.6 million and $89.4 million for the six months ended August 31, 2024 and 2023, respectively.

Future amortization of intangible assets is as follows as of August 31, 2024:

($ in thousands)	Amount
September 2024 - February 2025	$58,903
2026	117,647
2027	117,647
2028	92,517
2029	69,551
Thereafter	220,901
Total future amortization	$677,166

7. Property and Equipment, Net

Property and equipment, net consisted of the following:

($ in thousands)	August 31, 2024	February 29, 2024
Computer equipment	$69,139	$63,416
Software	27,615	27,038
Software development costs	62,923	53,613
Furniture and fixtures	2,419	2,719
Leasehold improvements	8,829	9,063
Gross property and equipment	170,925	155,849
Less accumulated depreciation and amortization	(105,758)	(88,672)
Property and equipment, net	$65,167	$67,177

Computer equipment and software include assets held under financing leases. Amortization of assets held under financing leases is included in depreciation expense. See Note 20, Leases for additional information regarding our financing leases.

Depreciation expense was $8.6 million and $9.2 million for the three months ended August 31, 2024 and 2023, respectively. Depreciation expense was $17.5 million and $17.7 million for the six months ended August 31, 2024 and 2023, respectively.

We recognized $3.1 million and $2.3 million of amortized capitalized software development costs for the three months ended August 31, 2024 and 2023, respectively, and $6.0 million and $4.2 million for the six months ended August 31, 2024 and 2023, respectively.

8. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

($ in thousands)	August 31, 2024	February 29, 2024
Accrued compensation	$26,110	$34,982
Trade accounts payable	29,201	29,678
Accrued professional services	5,966	5,712
Client deposits	2,788	2,558
Accrued severance and retention	845	1,530
Accrued litigation	395	1,399
Tax receivable agreement liability	6,770	1,791
Other	10,159	12,944
Total accounts payable and accrued liabilities	$82,234	$90,594

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

The Tax Receivable Agreement liability was $69.5 million and $69.7 million as of August 31, 2024 and February 29, 2024, respectively, which represents the current and long-term portion of the liability. The current portion of the Tax Receivable Agreement liability was $6.8 million and $1.8 million as of August 31, 2024 and February 29, 2024, respectively. The determination of current and long-term is based on management's estimate of taxable income for the fiscal year and the determination that a Tax Receivable Agreement payment is due and payable within the next twelve months.

The tax rate used in the calculation was 23.7% as of August 31, 2024 and February 29, 2024. The discount rate used for the ASC 805 calculation was 9.5% and 9.0% as of August 31, 2024 and February 29, 2024, respectively, based on the cost of debt plus an incremental premium. During the three months ended August 31, 2024 and 2023, a gain of $2.9 million and $7.9 million, respectively, was recorded as a change in the tax receivable agreement liability related to the ASC 805 discounted liability. During the six months ended August 31, 2024 and 2023, a loss of $1.1 million and a gain of $5.5 million, respectively, was recorded as a change in the tax receivable agreement liability related to the ASC 805 discounted liability. During the six months ended August 31, 2024 and 2023, the Tax Receivable Agreement liability under ASC 450 increased by $0.5 million and a negligible amount, respectively, related to exchanges of Common Units for Class A Common Stock with a corresponding charge to equity.

During the three months ended August 31, 2024, we paid $1.8 million to Tax Receivable Agreement holders. We did not make any payments to Tax Receivable Agreement holders prior to fiscal 2025.

10. Notes Payable

Notes payable outstanding were as follows:

($ in thousands)	August 31, 2024	February 29, 2024
2021 Term Loan	$1,061,757	$1,067,238
Other notes payable	596	748
Total notes payable	1,062,353	1,067,986
Less unamortized debt issuance costs	(16,681)	(19,091)
Total notes payable, net	1,045,672	1,048,895
Less current portion	(11,283)	(11,272)
Notes payable, less current portion, net	$1,034,389	$1,037,623

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

As of August 31, 2024 and February 29, 2024, there were $1,061.8 million and $1,067.2 million outstanding under the 2021 Term Loan, respectively, at an interest rate of 8.86% and 8.95%, respectively. The interest rates on the 2021 Term Loan were based on SOFR plus 350 basis points as of August 31, 2024 and February 29, 2024. As of August 31, 2024, we had $0.3 million of accrued unpaid interest on our 2021 Term Loan recorded in accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets. There were no outstanding borrowings, no letters of credit and $155.0 million available borrowing capacity under the 2021 Revolving Credit Facility as of August 31, 2024 and February 29, 2024.

We were in compliance with the First Lien Leverage Ratio for the Credit Agreement as of August 31, 2024 and February 29, 2024.

Beginning in March 2023, we entered into zero-cost interest rate collars in the notional amount of $300.0 million to hedge our exposure to fluctuations in interest rates on the variable rate debt on a portion of our 2021 Term Loan.

11. Contingent Consideration

Business Combination

The contingent consideration liability is due to the issuance of Series B-2 common stock and Series 2 RCUs of E2open Holdings as part of the Business Combination. These shares and units were issued on a proportional basis to each holder of Class A shares in CCNB1 and Common Units of E2open Holdings. These restricted shares and Common Units are treated as a contingent consideration liability under ASC 805 and valued at fair market value. The contingent consideration liability was recorded at fair value on the acquisition date and is remeasured at each reporting date and adjusted if necessary. Any gain or loss recognized from the remeasurement is recorded in gain (loss) from the change in fair value of contingent consideration on the Unaudited Condensed Consolidated Statements of Operations as nonoperating income (expense) as the change in fair value is not part of our core operating activities.

The contingent consideration liability was $18.3 million and $18.0 million as of August 31, 2024 and February 29, 2024, respectively. The fair value remeasurements resulted in a gain of $2.0 million and $1.3 million for the three months ended August 31, 2024 and 2023, respectively. The fair value remeasurements resulted in a loss of $0.2 million and a gain of $10.3 million for the six months ended August 31, 2024 and 2023, respectively.

There were 3,372,184 shares of Series B-2 common stock outstanding as of August 31, 2024 and February 29, 2024. The Series B-2 common stock will automatically convert into Class A Common Stock on a one-to-one basis upon the occurrence of the first day on which the 20-day VWAP is equal to at least $15.00 per share; provided, however, that the reference to $15.00 per share shall be decreased by the aggregate per share amount of dividends actually paid in respect of a share of Class A Common Stock following the closing of the Business Combination. If any of the Series B-2 common stock does not vest on or before the 10-year anniversary of the Closing Date, such common stock will be canceled for no consideration.

There were 2,627,724 shares of Series 2 RCUs outstanding as of August 31, 2024 and February 29, 2024. Similar to the Series B-2 common stock, the Series 2 RCUs will vest (a) at such time as the 20-day VWAP of the Class A Common Stock is at least $15.00 per share; however, the $15.00 per share threshold will be decreased by the aggregate amount of dividends per share paid following the closing of the Business Combination; (b) upon the consummation of a qualifying change of control of us or the Sponsor or (c) upon the qualifying liquidation defined in the limited liability company agreement.

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

12. Fair Value Measurement

Our financial instruments include cash and cash equivalents; investments; accounts receivable, net; accounts payable; notes payable; and financing lease obligations. Accounts receivable, net and accounts payable are stated at their carrying value, which approximates fair value, due to their short maturity. We measure our cash equivalents and investments at fair value, based on an exchange or exit price which represents the amount that would be received for an asset sale or an exit price, or paid to transfer a liability in an orderly transaction between knowledgeable and willing market participants. Certificates of deposit are valued at original cost plus accrued interest, which approximates fair value. We estimate the fair value for notes payable and financing lease obligations by discounting the future cash flows of the related note and lease payments. As of August 31, 2024 and February 29, 2024, the fair value of the cash and cash equivalents, restricted cash, certificates of deposit, notes payable and financing lease obligations approximates their recorded values.

The following tables set forth details about our investments:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
August 31, 2024
Asset-backed securities	$162	$50	$—	$212

February 29, 2024
Asset-backed securities	$162	$45	$—	$207

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

Our assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy are summarized as follows:

	August 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Asset-backed securities	$—	$212	$—	$212
Total investments	—	212	—	212
Other assets:
Interest rate collar agreements	$—	$10	$—	$10
Total other assets	—	10	—	10
Total assets	$—	$222	$—	$222

Liabilities:
Cash-settled restricted stock units	$37	$—	$—	$37
Tax receivable agreement liability	—	—	50,321	50,321
Warrant liability	4,548	—	2,005	6,553
Contingent consideration	—	—	18,268	18,268
Total liabilities	$4,585	$—	$70,594	$75,179

	February 29, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Asset-backed securities	$—	$207	$—	$207
Total investments	—	207	—	207
Other assets:
Forward currency contracts	$—	$46	$—	$46
Interest rate collar agreements	—	1,830	—	1,830
Total other assets	—	1,876	—	1,876
Total assets	$—	$2,083	$—	$2,083

Liabilities:
Cash-settled stock units	$34	$—	$—	$34
Tax receivable agreement liability	—	—	50,964	50,964
Warrant liability	11,012	—	3,701	14,713
Contingent consideration	—	—	18,028	18,028
Total liabilities	$11,046	$—	$72,693	$83,739

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

Contingent Consideration

The following table provides a reconciliation of the beginning and ending balances of the contingent consideration using significant unobservable inputs (Level 3):

($ in thousands)	August 31, 2024	February 29, 2024
Beginning of period	$18,028	$29,548
Loss (gain) from fair value of contingent consideration	240	(11,520)
End of period	$18,268	$18,028

The change in the fair value of the contingent consideration is recorded in gain (loss) from change in fair value of contingent consideration in the Unaudited Condensed Consolidated Statements of Operations.

Tax Receivable Agreement

Our Tax Receivable Agreement liability is measured under both ASC 805 at fair value on a recurring basis using significant unobservable inputs (Level 3) and ASC 450 at book value. The following table provides a reconciliation of the portion of the tax receivable agreement liability measured at fair value under Level 3:

($ in thousands)	August 31, 2024	February 29, 2024
Beginning of period	$50,964	$53,154
Payments	(1,709)	—
Loss (gain) from fair value of tax receivable agreement liability	1,066	(2,190)
End of period	$50,321	$50,964

The change in the fair value of the Tax Receivable Agreement liability is recorded in gain (loss) from change in tax receivable agreement liability in the Unaudited Condensed Consolidated Statements of Operations.

Warrants

Our warrant liability is measured at fair value on a recurring basis using active market quoted prices (Level 1) and significant unobservable inputs (Level 3). The following table provides a reconciliation of the warrant liability:

($ in thousands)	August 31, 2024	February 29, 2024
Beginning of period	$14,713	$29,616
Gain from fair value of warrant liability	(8,160)	(14,903)
End of period	$6,553	$14,713

The change in the fair value of the warrant liability is recorded in gain from change in fair value of warrant liability in the Unaudited Condensed Consolidated Statements of Operations.

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

There were no transfers of financial instruments between the levels of the fair value hierarchy during the three and six months ended August 31, 2024 and 2023.

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

Total Revenue by Geographic Locations

Revenue by geographic regions consisted of the following:

	Three Months Ended August 31,		Six Months Ended August 31,
($ in thousands)	2024	2023	2024	2023
Americas	$130,395	$133,356	$259,033	$268,824
Europe	16,553	20,019	34,504	39,274
Asia Pacific	5,244	5,113	9,818	10,510
Total revenue	$152,192	$158,488	$303,355	$318,608

Revenues by geography are determined based on the region of our contracting entity, which may be different than the region of the client. Americas revenue attributed to the United States was 85% during the three and six months ended August 31, 2024 and 83% during the three and six months ended August 31, 2023. No other country represented more than 10% of total revenue during these periods.

Remaining Performance Obligations

Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied. It includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods and does not include contracts where the client is not committed. The client is not considered committed when they are able to terminate for convenience without payment of a substantive penalty under the contract. Additionally, as a practical expedient of ASC 606, Revenue from Contracts with Customers, we have not disclosed the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. As of August 31, 2024 and February 29, 2024, approximately $873.3 million and $863.1 million of revenue was expected to be recognized from remaining performance obligations, respectively. These amounts are expected to be recognized within the next five years.

Contract Assets and Liabilities

Contract assets primarily represent revenues recognized for performance obligations that have been satisfied but for which amounts have not been billed. Contract assets were $21.2 million and $23.9 million as of August 31, 2024 and February 29, 2024, respectively. Contract liabilities consist of deferred revenue which includes billings in excess of revenue recognized related to subscription contracts and professional services. Deferred revenue is recognized as revenue when we perform under the contract. Deferred revenue was $172.5 million and $215.2 million as of August 31, 2024 and February 29, 2024, respectively. Revenue recognized during the three and six months ended August 31, 2024, included in deferred revenue on the Condensed Consolidated Balance Sheets as of February 29, 2024, was $55.2 million and $146.2 million, respectively.

Sales Commissions

With the adoption of ASC 606 and ASC 340-40, Contracts with Customers, in March 2019, we began deferring and amortizing sales commissions that are incremental and directly related to obtaining client contracts. Amortization expense of $2.3 million and $1.4 million was recorded in sales and marketing expenses in the Unaudited Condensed Consolidated Statements of Operations for the three months ended August 31, 2024 and 2023, respectively. Amortization expense of $4.4 million and $2.8 million was recorded in sales and marketing expenses for the six months ended August 31, 2024 and 2023, respectively. Certain sales commissions that would have an amortization period of less than one year are expensed as incurred in sales and marketing expenses. As of August 31, 2024 and February 29, 2024, we had a total of $24.3 million and $21.4 million of capitalized sales commissions included in prepaid expenses and other current assets and other noncurrent assets in the Condensed Consolidated Balance Sheets, respectively.

14. Warrants

As of August 31, 2024 and February 29, 2024, there were an aggregate of 29,079,872 warrants outstanding. Each warrant entitles its holders to purchase one share of Class A Common Stock at an exercise price of $11.50 per share. The warrants expire five years after the Closing Date, or earlier upon redemption or liquidation. The warrants are currently exercisable and redeemable when various conditions are met, such as specific stock prices, as detailed in the specific warrant agreements. However, the 10,280,000 private placement warrants are nonredeemable so long as they are held by our Sponsor or its permitted transferees. The warrants are recorded as a liability in warrant liability on the Condensed Consolidated Balance Sheets with a balance of $6.6 million and $14.7 million as of August 31, 2024 and February 29, 2024, respectively. During the three months ended August 31, 2024 and 2023, a gain of $4.4 million and $1.5 million was recognized in gain from change in fair value of the warrant liability in the Unaudited Condensed Consolidated Statements of Operations, respectively. During the six months ended August 31, 2024 and 2023, a gain of $8.2 million and $16.2 million was recognized in gain from change in fair value of the warrant liability, respectively.

15. Stockholders' Equity

Class A Common Stock

We are authorized to issue 2,500,000,000 Class A common stock with a par value of $0.0001 per share. Holders of our Class A Common Stock are entitled to one vote for each share. As of August 31, 2024 and February 29, 2024, there were 308,781,515 and 306,237,585 shares of Class A Common Stock issued, respectively, and 308,604,861 and 306,060,931 shares of Class A Common Stock outstanding, respectively.

Class V Common Stock

We are authorized to issue 42,747,890 Class V common stock with a par value of $0.0001 per share. These shares have no economic value but entitle the holder to one vote per share. As of August 31, 2024 and February 29, 2024, there were 30,692,235 and 31,225,604 shares of Class V Common Stock issued and outstanding, respectively, and 12,055,655 and 11,522,286 shares of Class V Common Stock held in treasury, respectively.

The holders of Common Units participate in net income or loss allocations and distributions of E2open Holdings. They are also entitled to Class V Common Stock on a one-for-one basis to their Common Units which in essence allows each holder one vote per Common Unit.

The following table reflects the changes in our outstanding stock:

	Class A	Class V	Series B-1	Series B-2
Balance, February 29, 2024	306,060,931	31,225,604	94	3,372,184
Conversion of Common Units (1)	533,369	(533,369)	—	—
Issuance of common stock upon exercise of options	32,391	—	—	—
Vesting of restricted awards, net of shares withheld for taxes (2)	1,978,170	—	—	—
Balance, August 31, 2024	308,604,861	30,692,235	94	3,372,184

(1)
Class A Common Stock issued for the conversion of Common Units settled in stock. Class V Common Stock are retired on a one-for-one basis when Common Units are converted into Class A Common Stock or settled in cash.
(2)
The Class A Common Stock withheld for taxes revert back to the 2021 Incentive Plan, as defined below, and are used for future grants.

16. Noncontrolling Interest

Noncontrolling interest represents the portion of E2open Holdings that we control and consolidate but do not own. As of August 31, 2024 and February 29, 2024, the noncontrolling interest represents a 9.0% and 9.3% ownership in E2open Holdings, respectively. As part of the Business Combination, E2open Parent Holdings, Inc. became the owner of E2open Holdings along with the existing owners of E2open Holdings through Common Unit ownership. The existing owners of E2open Holdings are shown as noncontrolling interest on the Condensed Consolidated Balance Sheets and their portion of the net income (loss) of E2open Holdings is shown as net income (loss) attributable to noncontrolling interest on the Unaudited Condensed Consolidated Statements of Operations.

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

During the three months ended August 31, 2024, there were 226,653 Common Units converted into Class A Common Stock with a value of $0.9 million based off the 5-day VWAP. During the six months ended August 31, 2024, there were 533,369 Common Units converted into Class A Common Stock with a value of $2.3 million based off the 5-day VWAP. This activity resulted in a decrease to noncontrolling interests of $2.3 million during the six months ended August 31, 2024.

During the three and six months ended August 31, 2023, there were no Common Units converted into Class A Common Stock.

As of August 31, 2024 and February 29, 2024, there were a total of 30.7 million and 31.2 million Common Units held by participants of E2open Holdings.

We follow the guidance issued by the FASB regarding the classification and measurement of redeemable securities. Accordingly, we have determined that the Common Units meet the requirements to be classified as permanent equity.

17. Other Comprehensive Loss

Accumulated other comprehensive loss in the equity section of our Condensed Consolidated Balance Sheets includes:

($ in thousands)	Foreign Currency Translation Adjustment	Unrealized Holding Gains (Losses) on Foreign Exchange Forward Contracts	Unrealized Holding Gains (Losses) on Interest Rate Collar Agreements	Total
Balance, February 29, 2024	$(48,711)	$46	$1,830	$(46,835)

Other comprehensive gain (loss)	16,523	(46)	(1,820)	14,657
Tax effects	—	—	—	—
Other comprehensive gain (loss)	16,523	(46)	(1,820)	14,657
Balance, August 31, 2024	$(32,188)	$—	$10	$(32,178)

There were no income taxes recorded to other comprehensive loss during the three and six months ended August 31, 2024.

The effect of amounts reclassified out of unrealized holding losses on derivatives into net loss was as follows:

	Three Months Ended August 31,		Six Months Ended August 31,
($ in thousands)	2024	2023	2024	2023
Reclassifications:
Cost of revenue	$(4)	$30	$1	$91
Research and development	(3)	29	2	84
Sales and marketing	—	1	—	4
General and administrative	(1)	14	1	38
Total	$(8)	$74	$4	$217

The effect of amounts reclassified out of unrealized gains for interest rate collars as an offset to interest expense was as follows:

	Three Months Ended August 31,		Six Months Ended August 31,
($ in thousands)	2024	2023	2024	2023
Reclassifications:
$100 million notional interest rate collar	$(212)	$(184)	$(422)	$(255)
$200 million notional interest rate collar	(298)	(242)	(591)	(306)
Total	$(510)	$(426)	$(1,013)	$(561)

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

	Three Months Ended August 31,		Six Months Ended August 31,
(in thousands, except per share data)	2024	2023	2024	2023
Net loss per share:
Numerator - basic:
Net loss	$(32,853)	$(38,629)	$(75,641)	$(399,513)
Less: Net loss attributable to noncontrolling interest	(2,990)	(3,757)	(6,916)	(39,246)
Net loss attributable to E2open Parent Holdings, Inc. - basic	$(29,863)	$(34,872)	$(68,725)	$(360,267)

Numerator - diluted:
Net loss attributable to E2open Parent Holdings, Inc. - basic	$(29,863)	$(34,872)	$(68,725)	$(360,267)
Net loss attributable to E2open Parent Holdings, Inc. - diluted	$(29,863)	$(34,872)	$(68,725)	$(360,267)

Denominator - basic:
Weighted average shares outstanding - basic	308,059	303,220	307,395	302,861
Net loss per share - basic	$(0.10)	$(0.12)	$(0.22)	$(1.19)

Denominator - diluted:
Weighted average shares outstanding - basic	308,059	303,220	307,395	302,861
Weighted average shares outstanding - diluted	308,059	303,220	307,395	302,861
Diluted net loss per common share	$(0.10)	$(0.12)	$(0.22)	$(1.19)

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

The following table summarizes the potential common shares excluded from the calculation of diluted loss per common share as their effect would be anti-dilutive:

	Three Months Ended August 31,		Six Months Ended August 31,
	2024	2023	2024	2023
Series B-1 common stock	94	94	94	94
Series B-2 common stock	3,372,184	3,372,184	3,372,184	3,372,184
Restricted common units Series 2	2,627,724	2,627,724	2,627,724	2,627,724
Warrants	29,079,872	29,079,872	29,079,872	29,079,872
Common Units	30,692,235	32,992,007	30,692,235	32,992,007
Performance-based options	3,904,754	1,815,643	3,904,754	1,501,688
Time-based options	2,399,792	1,189,476	2,399,792	1,232,030
Performance-based restricted stock units	3,936,153	4,237,141	3,936,153	4,204,993
Time-based restricted stock units	13,866,529	7,765,620	13,866,529	9,037,028
Units/Shares excluded from the dilution computation	89,879,337	83,079,761	89,879,337	84,047,620

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

The following table presents the awards granted for Class A Common Stock:

	Six Months Ended August 31,
	2024	2023
Awards granted
Options	1,811	1,232
RSUs	8,055	9,729
Cash-settled RSUs	7	24
Total awards granted	9,873	10,985

Options

Options are granted to our executive officers and senior management. These awards are recorded as equity awards within the Unaudited Condensed Consolidated Statements of Stockholders' Equity. The fiscal 2024 options were time-based with one-third of the options vesting at the end of the first year with the remaining options vesting ratably each quarter over the remaining two-years.

During the six months ended August 31, 2024, we issued 32,391 shares of Class A Common Stock resulting from the exercise of stock options with a total intrinsic value of $0.2 million based on the market value on the date of exercise.

As of August 31, 2024, there were 3,904,754 unvested options that previously vested based on performance and will vest to the employee based on time and 2,399,792 unvested time-based options with an unrecognized compensation cost of $9.2 million.

RSUs

The RSUs are either performance-based or time-based. These awards are recorded as equity awards within the Unaudited Condensed Consolidated Statements of Stockholders' Equity. The fiscal 2024 performance-based RSUs were measured based on obtaining organic constant currency subscription revenue growth, constant currency adjusted EBITDA and net bookings targets over a one-year period. The performance target for these awards was finalized in April 2024 with actual results below 100%. The fiscal 2025 performance-based RSUs are measured based on obtaining an organic subscription revenue growth and constant currency adjusted EBITDA targets over a one-year period. For the fiscal year 2024 and 2025 performance-based RSUs, a quarter of the RSUs that have obtained the performance metric will vest at the end of the performance period and then the remaining shares will vest equally over the following three years.

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

As of August 31, 2024, there were 3,936,156 performance-based RSUs and 13,866,529 time-based RSUs unvested and expected to vest with an unrecognized compensation cost of $65.6 million.

Redeemable Share-Based Awards

Mr. Andrew Appel, Chief Executive Officer (CEO), was awarded performance-based RSUs with a market condition based on the closing price of our stock for 20 days out of 30 consecutive trading days during the performance period. The stock hurdles range from $3.50 to $15.00 with $3.50 generating an 8% attainment and $15.00 producing a 200% attainment. The performance period will be for the three-years of the grant and be measured at each vesting date. The performance-based options will time vest up to one-third after the first year and up to one-twelfth each of the following seven quarters with the remaining earned shares vesting on the third anniversary of the grant.

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

Restricted Stock Awards

The restricted stock awards (RSAs) are time-based and granted to participants with the associated Class A Common Stock issued on the day of grant. The Class A Common Stock is issued subject to various restrictions, but carries voting rights. When the applicable vesting terms have been met, the restrictions are removed from the Class A Common Stock.

As part of Mr. Andrew Appel's compensation as interim CEO, he received an initial RSA grant valued at $0.7 million, or 275,101 shares, under our 2021 Incentive Plan which vested after six months of issuance, or April 12, 2024.

Mr. Appel's Chief of Staff, Mr. McIndoe, was awarded an RSA grant in November 2023 valued at $0.4 million, or 133,780 shares, under our 2021 Incentive Plan which vested after five months of issuance, or April 12, 2024.

As of August 31, 2024, all of the RSAs are fully vested.

Liability Awards

For employees based in China, they are awarded cash-settled RSUs. The cash-settled RSUs issued during fiscal 2023 vest ratably over a three-year period. Beginning in fiscal 2024, the cash settled RSUs vest one-third at the end of the first year and then ratably each quarter over the remaining two years. The cash-settled RSUs must be settled in cash and are accounted for as liability-type awards. The fair value of these cash-settled RSUs equals the value of our Class A Common Stock on the date of grant and is remeasured at the end of each reporting period at fair value. The change in fair value is recorded in share-based compensation expense in the Unaudited Condensed Consolidated Statements of Operations. The liability for the cash-settled RSUs was negligible as of August 31, 2024 and February 29, 2024 and is included in accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets. As of August 31, 2024 and February 29, 2024, there were 37,013 unvested cash-settled RSUs with unrecognized compensation cost of $0.1 million.

As of August 31, 2024, there were 10,701,420 shares of Class A Common Stock available for grant under the 2021 Incentive Plan.

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

The table below sets forth the functional classification in the Unaudited Condensed Consolidated Statements of Operations of our equity-based compensation expense:

	Three Months Ended August 31,		Six Months Ended August 31,
($ in thousands)	2024	2023	2024	2023
Cost of revenue	$1,801	$1,138	$3,006	$1,755
Research and development	2,483	1,552	4,410	2,512
Sales and marketing	2,268	1,410	3,825	1,888
General and administrative	6,371	3,342	13,469	5,732
Total share-based compensation	$12,923	$7,442	$24,710	$11,887

20. Leases

We account for leases in accordance with ASC 842, Leases, which requires lessees to recognize lease liabilities and right-of-use (ROU) assets on the balance sheet for most operating leases.

Real Estate Leases

We lease our primary office space under non-cancelable operating leases with various expiration dates through September 2031. Many of our leases have an option to be extended from two to five years, and several of the leases give us the right to early cancellation with proper notification. Additionally, we have five subleases of our office leases as of August 31, 2024.

Several of the operating lease agreements require us to provide security deposits. As of August 31, 2024 and February 29, 2024, lease deposits were $3.2 million and $3.4 million, respectively. The deposits are generally refundable at the expiration of the lease, assuming all obligations under the lease agreement have been met. Deposits are included in prepaid and other current assets and other noncurrent assets in the Condensed Consolidated Balance Sheets.

During the three and six months ended August 31, 2024, we incurred a $0.6 million impairment on our operating lease ROU assets and leasehold improvements due to vacating one location. During the three and six months ended August 31, 2023, we incurred a $0.2 million and $0.5 million impairments on our operating lease ROU assets and leasehold improvements, respectively, due to vacating three locations with the intent to sublease them. The impairments were recorded in general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations.

During the second quarter of fiscal 2025, we terminated an operating lease as of March 2025 with an original lease expiration date of July 2028. We incurred an early termination fee of $0.6 million and recognized a $0.1 million gain on the write-off of the remaining ROU asset and liability beyond March 2025. ROU impairments were taken on this lease during August 2022 and 2023. During the second quarter of fiscal 2024, we terminated an operating lease early with a lease expiration date of February 2026. We paid an early termination fee of $0.2 million and recognized a $0.2 million gain on the write-off of the remaining ROU asset and liability. An ROU impairment was taken on this lease during August 2022.

Vehicle Leases

We lease vehicles under non-cancelable operating lease arrangements which have various expiration dates through June 2028. We do not have the right to purchase the vehicles at the end of the lease term.

Equipment Leases

We purchase certain equipment under non-cancelable financing lease arrangements related to software and computer equipment and which have various expiration dates through November 2028. We have the right to purchase the software and computer equipment anytime during the lease or upon lease completion.

Balance Sheet Presentation

The following tables present the amounts and classifications of our estimated ROU assets, net and lease liabilities:

($ in thousands)	Balance Sheet Location	August 31, 2024	February 29, 2024
Operating lease right-of-use assets	Operating lease right-of-use assets	$17,658	$21,299
Finance lease right-of-use asset	Property and equipment, net	6,489	5,150
Total right-of-use assets		$24,147	$26,449

($ in thousands)	Balance Sheet Location	August 31, 2024	February 29, 2024
Operating lease liability - current	Current portion of operating lease obligations	$6,746	$7,378
Operating lease liability	Operating lease obligations	13,563	17,372
Finance lease liability - current	Current portion of finance lease obligations	2,171	1,448
Finance lease liability	Finance lease obligations	4,209	3,626
Total lease liabilities		$26,689	$29,824

Lease Cost and Cash Flows

The following table summarizes our total lease cost:

	Three Months Ended August 31,		Six Months Ended August 31,
($ in thousands)	2024	2023	2024	2023
Finance lease cost:
Amortization of right-of-use asset	$455	$576	$807	$1,184
Interest on lease liability	84	44	174	101
Finance lease cost	539	620	981	1,285
Operating lease cost:
Operating lease cost	2,114	1,868	4,221	3,730
Variable lease cost	641	766	1,154	1,851
Sublease income	(213)	(151)	(424)	(231)
Operating net lease cost	2,542	2,483	4,951	5,350
Total net lease cost	$3,081	$3,103	$5,932	$6,635

Supplemental cash flow information related to leases was as follows:

	Six Months Ended August 31,
($ in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$4,017	$4,400

The following table presents the weighted-average remaining lease terms and discount rates of our leases:

	Six Months Ended August 31,
	2024	2023
Weighted-average remaining lease term (in years):
Finance lease	3.18	2.20
Operating lease	3.47	3.62
Weighted-average discount rate:
Finance lease	6.99%	6.73%
Operating lease	7.18%	6.48%

Lease Liability Maturity Analysis

The following table reflects the undiscounted future cash flows utilized in the calculation of the lease liabilities as of August 31, 2024:

($ in thousands)	Operating Leases	Finance Leases
September 2024 - February 2025	$4,305	$1,274
2027	6,957	2,446
2028	5,695	1,869
2029	3,276	1,007
2030	1,429	561
Thereafter	1,460	—
Total	23,122	7,157
Less: Present value discount	(2,813)	(777)
Lease liabilities	$20,309	$6,380

21. Income Taxes

We calculate the provision for income taxes during interim periods by applying an estimate of the forecasted annual effective tax rate for the full fiscal year to ordinary income or loss (pretax income or loss excluding discrete items) for the reporting period. Our provision for income taxes was an expense of $1.9 million, or 6.3%, for the three months ended August 31, 2024 compared to a benefit of $2.1 million, or 5.2%, for the three months ended August 31, 2023. Our provision for income taxes was an expense of less than $0.1 million for the six months ended August 31, 2024 compared to a benefit of $68.4 million, or 14.6%, for the six months ended August 31, 2023.

The loss before income taxes of $30.9 million and $40.7 million resulted in a $1.9 million income tax expense and $2.1 million income tax benefit for the three months ended August 31, 2024 and 2023, respectively. The loss before income taxes of $75.6 million and $467.9 million resulted in an income tax expense less than $0.1 million and a $68.4 million income tax benefit for the six months ended August 31, 2024 and 2023, respectively. For the three and six months ended August 31, 2024, the expected tax benefit was reduced due to higher deferred tax assets on entities that carry a valuation allowance. The discrete impact of the goodwill impairment taken in the first quarter of fiscal 2024 resulted in a $64.7 million income tax benefit, net of a valuation allowance of $24.6 million, for the six months ended August 31, 2023.

As of August 31, 2024 and February 29, 2024, total gross unrecognized tax benefits were $2.5 million. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of August 31, 2024 and February 29, 2024, the total amount of gross interest and penalties accrued was $0.2 million, which is classified as other noncurrent liabilities in the Condensed Consolidated Balance Sheets.

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

23. Supplemental Cash Flow Information

Supplemental cash flow information and non-cash investing and financing activities are as follows:

	Six Months Ended August 31,
(In thousands)	2024	2023
Supplemental cash flow information - Cash paid for:
Interest	$48,472	$52,512
Income taxes	3,135	4,234
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	1,294	994
Right-of-use assets obtained in exchange for operating lease obligations	123	4,239
Shares withheld for taxes on vesting of restricted stock	6,017	1,930
Conversion of Common Units to Class A Common Stock	2,253	—
Redeemable share-based awards	1,710	—

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

Results of Operations

The following table is our Unaudited Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended August 31,		Six Months Ended August 31,
($ in thousands, except per share amounts)	2024	2023	2024	2023
Revenue	$152,192	$158,488	$303,355	$318,608
Cost of revenue	(77,547)	(79,322)	(156,050)	(160,024)
Total gross profit	74,645	79,166	147,305	158,584

Operating Expenses
Research and development	25,979	24,945	50,776	50,811
Sales and marketing	20,325	21,551	41,321	41,109
General and administrative	21,579	38,550	44,922	60,675
Acquisition-related expenses	1,720	18	2,003	407
Amortization of acquired intangible assets	20,143	19,993	40,229	40,121
Goodwill impairment	—	—	—	410,041
Intangible asset impairment	—	—	—	4,000
Total operating expenses	89,746	105,057	179,251	607,164
Loss from operations	(15,101)	(25,891)	(31,946)	(448,580)
Interest and other expense, net	(25,150)	(25,517)	(50,523)	(51,243)
Gain (loss) from change in tax receivable agreement liability	2,908	7,927	(1,066)	5,467
Gain from change in fair value of warrant liability	4,399	1,489	8,160	16,169
Gain (loss) from change in fair value of contingent consideration	2,040	1,260	(240)	10,260
Total other expense	(15,803)	(14,841)	(43,669)	(19,347)
Loss before income tax provision	(30,904)	(40,732)	(75,615)	(467,927)
Income tax (expense) benefit	(1,949)	2,103	(26)	68,414
Net loss	(32,853)	(38,629)	(75,641)	(399,513)
Less: Net loss attributable to noncontrolling interest	(2,990)	(3,757)	(6,916)	(39,246)
Net loss attributable to E2open Parent Holdings, Inc.	$(29,863)	$(34,872)	$(68,725)	$(360,267)
Net loss attributable to E2open Parent Holdings, Inc. Class A common stockholders per share:
Basic	$(0.10)	$(0.12)	$(0.22)	$(1.19)
Diluted	$(0.10)	$(0.12)	$(0.22)	$(1.19)
Weighted-average common shares outstanding:
Basic	308,059	303,220	307,395	302,861
Diluted	308,059	303,220	307,395	302,861

Three Months Ended August 31, 2024 compared to Three Months Ended August 31, 2023

Revenue

	Three Months Ended August 31,
($ in thousands)	2024	2023	$ Change	% Change
Revenue:
Subscriptions	$131,555	$134,734	$(3,179)	-2%
Professional services and other	20,637	23,754	(3,117)	-13%
Total revenue	$152,192	$158,488	$(6,296)	-4%
Percentage of revenue:
Subscriptions	86%	85%
Professional services and other	14%	15%
Total	100%	100%

Subscriptions revenue was $131.6 million for the three months ended August 31, 2024, a $3.2 million, or 2%, decrease compared to subscriptions revenue of $134.7 million for the three months ended August 31, 2023. The decrease in subscriptions revenue was primarily due to lower new bookings and elevated churn over the past twelve months.

Professional services and other revenue were $20.6 million for the three months ended August 31, 2024, a $3.1 million, or 13%, decrease compared to $23.8 million for the three months ended August 31, 2023. The decrease in professional services and other revenue was due to lower billable hours partially driven by a higher focus of resources on retention and customer satisfaction.

Our subscriptions revenue as a percentage of total revenue increased to 86% for the second quarter of fiscal 2025 compared to 85% for the second quarter of fiscal 2024. This increase was primarily due to a decline in professional services revenue. Our professional services and other revenue as a percentage of total revenue was 14% for the second quarter of fiscal 2025 compared to 15% for the second quarter of fiscal 2024.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended August 31,
($ in thousands)	2024	2023	$ Change	% Change
Cost of revenue:
Subscriptions	$36,317	$36,780	$(463)	-1%
Professional services and other	16,531	17,844	(1,313)	-7%
Amortization of acquired intangible assets	24,699	24,698	1	0%
Total cost of revenue	$77,547	$79,322	$(1,775)	-2%

Gross profit:
Subscriptions	$70,539	$73,257	$(2,718)	-4%
Professional services and other	4,106	5,909	(1,803)	-31%
Total gross profit	$74,645	$79,166	$(4,521)	-6%

Gross margin:
Subscriptions	54%	54%
Professional services and other	20%	25%
Total gross margin	49%	50%

Cost of subscriptions was $36.3 million for the three months ended August 31, 2024, a $0.5 million, or 1%, decrease compared to $36.8 million for the three months ended August 31, 2023. This decrease was primarily driven by a decrease in personnel and consulting expenses partially offset by a $1.2 million increase in software costs when compared to the prior year.

Cost of professional services and other revenue was $16.5 million for the three months ended August 31, 2024, a $1.3 million, or 7%, decrease compared to $17.8 million for the three months ended August 31, 2023. The decrease was mainly due to a decrease of $1.3 million in personnel costs when compared to the prior year.

Amortization of acquired intangible assets was consistent at $24.7 million for the three months ended August 31, 2024 and 2023.

Our subscriptions gross margin was flat at 54% in both the second quarter of fiscal 2025 and 2024.

Our professional services gross margin decreased in the second quarter of fiscal 2025 to 20% compared to 25% in the second quarter of fiscal 2024 primarily driven by our lower revenue in the second quarter of fiscal 2025.

Research and Development

	Three Months Ended August 31,
($ in thousands)	2024	2023	$ Change	% Change
Research and development	$25,979	$24,945	$1,034	4%
Percentage of revenue	17%	16%

Research and development expenses were $26.0 million for the three months ended August 31, 2024, a $1.0 million, or 4%, increase compared to $24.9 million for the three months ended August 31, 2023. The increase was mainly due to an increase in share-based compensation expense as compared to the prior year period.

Sales and Marketing

	Three Months Ended August 31,
($ in thousands)	2024	2023	$ Change	% Change
Sales and marketing	$20,325	$21,551	$(1,226)	-6%
Percentage of revenue	13%	14%

Sales and marketing expenses were $20.3 million for the three months ended August 31, 2024, a $1.2 million, or 6%, decrease compared to $21.6 million in the prior year. The decrease was driven by a decrease in personnel costs partially offset by an increase in share-based compensation expense as compared to the prior year period.

General and Administrative

	Three Months Ended August 31,
($ in thousands)	2024	2023	$ Change	% Change
General and administrative	$21,579	$38,550	$(16,971)	-44%
Percentage of revenue	14%	24%

General and administrative expenses were $21.6 million for the three months ended August 31, 2024, a $17.0 million, or 44%, decrease compared to $38.6 million in the prior year. The decrease was mainly a result of the $17.8 million accrual in the second quarter of fiscal 2024 as a result of an unfavorable arbitration ruling and settlement related to a 2014 contract between Kewill (a predecessor of BluJay) and a customer regarding Kewill's performance under the agreement. This decrease was partially offset by $3.0 million of higher share-based compensation expense with the majority of the increase related to awards for onboarding our new CEO.

Other Operating Expenses

	Three Months Ended August 31,
($ in thousands)	2024	2023	$ Change	% Change
Acquisition and other related expenses	$1,720	$18	$1,702	nm
Amortization of acquired intangible assets	20,143	19,993	150	1%
Total other operating expenses	$21,863	$20,011	$1,852	9%

Acquisition and other related expenses were $1.7 million and negligible for the three months ended August 31, 2024 and 2023, respectively. The increase in expenses was a result of our strategic review.

Amortization of acquired intangible assets was $20.1 million and $20.0 million for the second quarter of fiscal 2025 and 2024, respectively.

Interest and Other Expense, Net

	Three Months Ended August 31,
($ in thousands)	2024	2023	$ Change	% Change
Interest and other expense, net	$(25,150)	$(25,517)	$367	-1%

Interest and other expense, net was $25.1 million for the three months ended August 31, 2024, a $0.4 million, or 1%, decrease compared to $25.5 million in the prior year. The decrease was driven by lower realized exchange losses and additional interest income from money market funds partially offset by higher interest expense on our debt due to higher interest rates in fiscal 2025 compared to fiscal 2024.

Gain from Change in Tax Receivable Agreement

	Three Months Ended August 31,
($ in thousands)	2024	2023	$ Change	% Change
Gain from change in tax receivable agreement liability	$2,908	$7,927	$(5,019)	-63%

During the three months ended August 31, 2024, we recorded a gain of $2.9 million related to the change in the fair value of the tax receivable agreement liability, including interest, compared to $7.9 million during the three months ended August 31, 2023. We have calculated the fair value of the tax receivable agreement payments and identified the timing of the utilization of the tax attributes. The tax receivable agreement liability, related to exchanges as of the Business Combination date, is revalued at the end of each reporting period with the gain or loss as well as the associated interest reflected in gain (loss) from change in tax receivable agreement liability in the Unaudited Condensed Consolidated Statements of Operations in the period in which the change occurred.

In addition, under ASC 450, transactions with partnership unit holders after the acquisition date will result in additional Tax Receivable Agreement liabilities that are recorded on a gross undiscounted basis. During the three months ended August 31, 2024 and 2023, the Tax Receivable Agreement applicable to this guidance increased by a negligible amount, respectively.

Gain from Change in Fair Value of Warrant Liability

	Three Months Ended August 31,
($ in thousands)	2024	2023	$ Change	% Change
Gain from change in fair value of warrant liability	$4,399	$1,489	$2,910	nm

We recorded a gain of $4.4 million during the three months ended August 31, 2024, a $2.9 million increase compared to a gain of $1.5 million in the prior year for the change in fair value on the revaluation of our warrant liability associated with our warrants. We are required to revalue the warrants at the end of each reporting period and reflect in the Unaudited Condensed Consolidated Statements of Operations a gain or loss from the change in fair value of the warrant liability in the period in which the change occurred.

Gain from Change in Fair Value of Contingent Consideration

	Three Months Ended August 31,
($ in thousands)	2024	2023	$ Change	% Change
Gain from change in fair value of contingent consideration	$2,040	$1,260	$780	62%

We recorded a gain of $2.0 million during the three months ended August 31, 2024, a $0.8 million increase compared to a gain of $1.3 million in the prior year for the change in fair value on the revaluation of our contingent consideration associated with our restricted B-2 common stock and Series 2 RCUs. We are required to revalue the contingent consideration at the end of each reporting period or upon conversion and reflect in the Unaudited Condensed Consolidated Statements of Operations a gain or loss from the change in fair value of the contingent consideration in the period in which the change occurred.

Income Tax Provision

	Three Months Ended August 31,
($ in thousands)	2024	2023	$ Change	% Change
Loss before income taxes	$(30,904)	$(40,732)	$9,828	-24%
Income tax (expense) benefit	(1,949)	2,103	(4,052)	nm

Income tax expense was $1.9 million, or 6.3%, for the three months ended August 31, 2024 compared to an income tax benefit of $2.1 million, or 5.2%, for the three months ended August 31, 2023. The change in the income tax expense is due to a lower estimated tax benefit for fiscal 2025. The expected tax benefit was reduced due to higher deferred tax assets on entities that carry a valuation allowance.

Six Months Ended August 31, 2024 compared to Six Months Ended August 31, 2023

Revenue

	Six Months Ended August 31,
($ in thousands)	2024	2023	$ Change	% Change
Revenue:
Subscriptions	$262,959	$269,637	$(6,678)	-2%
Professional services and other	40,396	48,971	(8,575)	-18%
Total revenue	$303,355	$318,608	$(15,253)	-5%
Percentage of revenue:
Subscriptions	87%	85%
Professional services and other	13%	15%
Total	100%	100%

Subscriptions revenue was $263.0 million for the six months ended August 31, 2024, a $6.7 million, or 2%, decrease compared to subscriptions revenue of $269.6 million for the six months ended August 31, 2023. The decrease in subscriptions revenue was primarily due to lower new bookings and elevated churn over the past twelve months.

Professional services and other revenue were $40.4 million for the six months ended August 31, 2024, a $8.6 million, or 18%, decrease compared to $49.0 million for the six months ended August 31, 2023. The decrease in professional services and other revenue was due to lower billable hours partially driven by a higher focus of resources on retention and customer satisfaction.

Our subscriptions revenue as a percentage of total revenue increased to 87% for the first half of fiscal 2025 compared to 85% for the first half of fiscal 2024. This increase is primarily due to a decline in professional services revenue. Our professional services and other revenue as a percentage of total revenue was 13% for the first half of fiscal 2025 compared to 15% for the first half of fiscal 2024 as professional services and other revenue declined.

Cost of Revenue, Gross Profit and Gross Margin

	Six Months Ended August 31,
($ in thousands)	2024	2023	$ Change	% Change
Cost of revenue:
Subscriptions	$73,416	$73,324	$92	0%
Professional services and other	33,283	37,372	(4,089)	-11%
Amortization of acquired intangible assets	49,351	49,328	23	0%
Total cost of revenue	$156,050	$160,024	$(3,974)	-2%

Gross profit:
Subscriptions	$140,192	$146,985	$(6,793)	-5%
Professional services and other	7,113	11,599	(4,486)	-39%
Total gross profit	$147,305	$158,584	$(11,279)	-7%

Gross margin:
Subscriptions	53%	55%
Professional services and other	18%	24%
Total gross margin	49%	50%

Cost of subscriptions was $73.4 million for the six months ended August 31, 2024, a $0.1 million increase compared to $73.3 million for the six months ended August 31, 2023. This increase was primarily driven by a $2.8 million increase in software costs partially offset by a $2.6 million decrease in personnel costs when compared to the prior year.

Cost of professional services and other revenue was $33.3 million for the six months ended August 31, 2024, a $4.1 million, or 11%, decrease compared to $37.4 million for the six months ended August 31, 2023. The decrease was mainly due to a $3.2 million decrease in personnel costs when compared to the prior year.

Amortization of acquired intangible assets was $49.4 million and $49.3 million for the six months ended August 31, 2024 and 2023, respectively.

Our subscriptions gross margin decreased to 53% in the first half of fiscal 2025 compared to 55% in the first half of fiscal 2024 due to lower revenue in fiscal 2025.

Our professional services gross margin decreased in the first half of fiscal 2025 to 18% compared to 24% in the first half of fiscal 2024 primarily driven by our lower revenue in fiscal 2025.

Research and Development

	Six Months Ended August 31,
($ in thousands)	2024	2023	$ Change	% Change
Research and development	$50,776	$50,811	$(35)	0%
Percentage of revenue	17%	16%

Research and development expenses were $50.8 million for the six months ended August 31, 2024 and 2023. Share-based compensation and depreciation expense increased $1.9 million and $1.3 million, respectively. These increases were offset by a $3.0 million decrease in personnel costs due to higher research and development software capitalization and an increase in offshore resources as compared to the prior year period.

Sales and Marketing

	Six Months Ended August 31,
($ in thousands)	2024	2023	$ Change	% Change
Sales and marketing	$41,321	$41,109	$212	1%
Percentage of revenue	14%	13%

Sales and marketing expenses were $41.3 million for the six months ended August 31, 2024, a $0.2 million, or 1%, increase compared to $41.1 million in the prior year. The increase was mostly driven by a $1.9 million increase in share-based compensation expenses and partially offset by a $1.0 million reduction in marketing expenses when compared to the prior year.

General and Administrative

	Six Months Ended August 31,
($ in thousands)	2024	2023	$ Change	% Change
General and administrative	$44,922	$60,675	$(15,753)	-26%
Percentage of revenue	15%	19%

General and administrative expenses were $44.9 million for the six months ended August 31, 2024, a $15.8 million, or 26%, decrease compared to $60.7 million in the prior year. The decrease was mainly a result of the $17.8 million accrual during the second quarter of fiscal 2024 as a result of an unfavorable arbitration ruling and settlement related to a 2014 contract between Kewill (a predecessor of BluJay) and a customer regarding Kewill's performance under the agreement. Additionally, we incurred lower spend for consulting of $1.5 million and facilities of $1.3 million for such items as rent and building maintenance due to office closures resulting from moving to a more remote workforce. These decreases were partially offset by $7.7 million of higher share-based compensation expense with the majority of the increase related to awards for onboarding our new CEO when compared to the prior year period.

Other Operating Expenses

	Six Months Ended August 31,
($ in thousands)	2024	2023	$ Change	% Change
Acquisition and other related expenses	$2,003	$407	$1,596	nm
Amortization of acquired intangible assets	40,229	40,121	108	0%
Total other operating expenses	$42,232	$40,528	$1,704	4%

Acquisition and other related expenses were $2.0 million and $0.4 million for the six months ended August 31, 2024 and 2023, respectively. The increase in expenses was a result of our strategic review.

Amortization of acquired intangible assets was $40.2 million and $40.1 million for the six months ended August 31, 2024 and 2023, respectively.

Goodwill Impairment

	Six Months Ended August 31,
($ in thousands)	2024	2023	$ Change	% Change
Goodwill impairment	$—	$410,041	$(410,041)	-100%

During the first quarter of fiscal 2024, the market price of our Class A Common Stock and market capitalization declined significantly. This decline resulted in us determining that a triggering event occurred, and an interim goodwill impairment assessment was performed. The result of the impairment assessment was the realization of a $410.0 million impairment charge during the first half of fiscal 2024. We did not have an impairment charge during the first half of fiscal 2025.

Intangible Asset Impairment

	Six Months Ended August 31,
($ in thousands)	2024	2023	$ Change	% Change
Intangible asset impairment	$—	$4,000	$(4,000)	-100%

The decline in our stock price and market capitalization during the first quarter of fiscal 2024 was also a triggering event which resulted in an interim indefinite-lived intangible asset impairment assessment. The result of the impairment assessment was the realization of a $4.0 million impairment charge during the first half of fiscal 2024. We did not have an impairment charge in the first half of fiscal 2025.

Interest and Other Expense, Net

	Six Months Ended August 31,
($ in thousands)	2024	2023	$ Change	% Change
Interest and other expense, net	$(50,523)	$(51,243)	$720	-1%

Interest and other expense, net was $50.5 million for the six months ended August 31, 2024, a $0.7 million, or 1%, decrease compared to $51.2 million in the prior year. The decrease was driven by lower realized exchange losses and additional interest income from money market funds partially offset by higher interest expense on our debt due to higher interest rates in fiscal 2025 compared to fiscal 2024.

(Loss) Gain from Change in Tax Receivable Agreement

	Six Months Ended August 31,
($ in thousands)	2024	2023	$ Change	% Change
(Loss) gain from change in tax receivable agreement liability	$(1,066)	$5,467	$(6,533)	nm

During the six months ended August 31, 2024, we recorded a loss of $1.1 million related to the change in the fair value of the tax receivable agreement liability, including interest, compared to a gain of $5.5 million during the six months ended August 31, 2023. We have calculated the fair value of the tax receivable agreement payments and identified the timing of the utilization of the tax attributes. The tax receivable agreement liability, related to exchanges as of the Business Combination date, is revalued at the end of each reporting period with the gain or loss as well as the associated interest reflected in gain (loss) from change in tax receivable agreement liability in the Unaudited Condensed Consolidated Statements of Operations in the period in which the change occurred.

In addition, under ASC 450, transactions with partnership unit holders after the acquisition date will result in additional Tax Receivable Agreement liabilities that are recorded on a gross undiscounted basis. During the six months ended August 31, 2024 and 2023, the Tax Receivable Agreement applicable to this guidance increased by $0.5 million and a negligible amount, respectively.

Gain from Change in Fair Value of Warrant Liability

	Six Months Ended August 31,
($ in thousands)	2024	2023	$ Change	% Change
Gain from change in fair value of warrant liability	$8,160	$16,169	$(8,009)	-50%

We recorded a gain of $8.2 million during the six months ended August 31, 2024, an $8.0 million decrease compared to $16.2 million in the prior year for the change in fair value on the revaluation of our warrant liability associated with our warrants. We are required to revalue the warrants at the end of each reporting period and reflect in the Unaudited Condensed Consolidated Statements of Operations a gain or loss from the change in fair value of the warrant liability in the period in which the change occurred.

(Loss) Gain from Change in Fair Value of Contingent Consideration

	Six Months Ended August 31,
($ in thousands)	2024	2023	$ Change	% Change
(Loss) gain from change in fair value of contingent consideration	$(240)	$10,260	$(10,500)	nm

We recorded a loss of $0.2 million during the six months ended August 31, 2024, a $10.5 million decrease compared to a gain of $10.3 million in the prior year for the change in fair value on the revaluation of our contingent consideration associated with our restricted B-2 common stock and Series 2 RCUs. We are required to revalue the contingent consideration at the end of each reporting period or upon conversion and reflect in the Unaudited Condensed Consolidated Statements of Operations a gain or loss from the change in fair value of the contingent consideration in the period in which the change occurred.

Income Tax Provision

	Six Months Ended August 31,
($ in thousands)	2024	2023	$ Change	% Change
Loss before income taxes	$(75,615)	$(467,927)	$392,312	-84%
Income tax (expense) benefit	(26)	68,414	(68,440)	nm

Income tax expense was less than $0.1 million for the six months ended August 31, 2024 compared to an income tax benefit of $68.4 million, or 14.6%, for the six months ended August 31, 2023. The change in the income tax benefit between periods was primarily due to the goodwill and indefinite-lived intangible impairment charges in fiscal 2024.

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

The table below presents our Non-GAAP gross profit reconciled to our reported gross profit, the closest U.S. GAAP measure, for the periods indicated:

	Three Months Ended August 31,		Six Months Ended August 31,
($ in thousands)	2024	2023	2024	2023
Gross profit
Reported gross profit	$74,645	$79,166	$147,305	$158,584
Depreciation and amortization	28,224	28,800	56,708	57,421
Non-recurring/non-operating costs (1)	330	428	534	2,170
Share-based compensation (2)	1,802	1,138	3,007	1,763
Non-GAAP gross profit	$105,001	$109,532	$207,554	$219,938
Gross margin	49.0%	50.0%	48.6%	49.8%
Non-GAAP gross margin	69.0%	69.1%	68.4%	69.0%

(1)
Primarily includes other non-recurring expenses such as the non-acquisition severance related to costs reduction initiatives and reorganizations, systems integrations, consulting and advisory fees.
(2)
Reflects non-cash, long-term share-based compensation expense.

The table below presents our Adjusted EBITDA reconciled to our net loss, the closest U.S. GAAP measure, for the periods indicated:

	Three Months Ended August 31,		Six Months Ended August 31,
($ in thousands)	2024	2023	2024	2023
Net loss	$(32,853)	$(38,629)	$(75,641)	$(399,513)
Adjustments:
Interest expense, net	24,453	24,669	49,164	48,948
Income tax expense (benefit)	1,949	(2,103)	26	(68,414)
Depreciation and amortization	53,453	53,849	107,058	107,168
EBITDA	47,002	37,786	80,607	(311,811)
EBITDA Margin	30.9%	23.8%	26.6%	-97.9%
Goodwill impairment charge (1)	—	—	—	410,041
Intangible asset impairment charge (2)	—	—	—	4,000
Right-of-use assets impairment charge (3)	576	187	576	549
Acquisition-related adjustments (4)	1,720	18	2,003	407
(Gain) loss from change in tax receivable agreement liability (5)	(2,908)	(7,927)	1,066	(5,467)
Gain from change in fair value of warrant liability (6)	(4,399)	(1,489)	(8,160)	(16,169)
(Gain) loss from change in fair value of contingent consideration (7)	(2,040)	(1,260)	240	(10,260)
Non-recurring/non-operating costs (8)	1,993	3,600	4,550	8,926
Legal settlement (9)	—	17,750	—	17,750
Share-based compensation (10)	12,923	7,443	24,710	11,903
Adjusted EBITDA	$54,867	$56,108	$105,592	$109,869
Adjusted EBITDA Margin	36.1%	35.4%	34.8%	34.5%

(1)
Represents the goodwill impairment taken in the first quarter of fiscal 2024.
(2)
Represents the indefinite-lived tradename / trade name impairment taken in the first quarter of fiscal 2024.

(3)
Represents the impairment of our operating lease ROU assets and leasehold improvements due to vacating certain facilities.
(4)
Primarily includes advisory, consulting, accounting and legal expenses and severance incurred in connection with merger and acquisition activities and the strategic review.
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
(8)
Primarily includes non-recurring expenses such as the non-acquisition severance related to cost reduction initiatives, reorganizations and executive transition costs; foreign currency transaction gains and losses; systems integrations; legal entity rationalization and non-recurring consulting and advisory fees.
(9)
Represents the $17.8 million litigation settlement for the unfavorable arbitration ruling related to the Kewill customer case.
(10)
Reflects non-cash, long-term share-based compensation expense.

Three Months Ended August 31, 2024 compared to Three Months Ended August 31, 2023

Gross Profit

	Three Months Ended August 31,
($ in thousands)	2024	2023	$ Change	% Change
Gross profit	$74,645	$79,166	$(4,521)	-6%
Gross margin	49.0%	50.0%

Gross profit was $74.6 million for the three months ended August 31, 2024, a $4.5 million, or 6%, decrease compared to $79.2 million for the three months ended August 31, 2023. Subscriptions gross profit was down 4% while professional services and other gross profit was down 31%. Gross margin was 49% for the second quarter of fiscal 2025 compared to 50% for the second quarter of fiscal 2024.

Non-GAAP Gross Profit

	Three Months Ended August 31,
($ in thousands)	2024	2023	$ Change	% Change
Non-GAAP gross profit	$105,001	$109,532	$(4,531)	-4%
Non-GAAP gross margin	69.0%	69.1%

Non-GAAP gross profit was $105.0 million for the three months ended August 31, 2024, a $4.5 million, or 4%, decrease compared to $109.5 million for the three months ended August 31, 2023. The decrease in Non-GAAP gross profit was primarily due to a decrease in total revenue and $1.5 million in higher software costs in subscription costs of revenue partially offset by $2.4 million in lower personnel costs. The Non-GAAP gross margin was 69% in the second quarter of fiscal 2025 and 2024.

EBITDA

	Three Months Ended August 31,
($ in thousands)	2024	2023	$ Change	% Change
EBITDA	$47,002	$37,786	$9,216	24%
EBITDA margin	30.9%	23.8%

EBITDA was $47.0 million for the three months ended August 31, 2024, a $9.2 million increase compared to $37.8 million for three months ended August 31, 2023. EBITDA margin was 31% for the second quarter of fiscal 2025 compared to 24% in the prior year. The increase in EBITDA and EBITDA margin was primarily related to the $17.8 million litigation settlement for the unfavorable arbitration ruling related to the Kewill customer case in fiscal 2024 and the $2.9 million increase in the gain for the fair value adjustment for the warrant liability as compared to prior periods.

Adjusted EBITDA

	Three Months Ended August 31,
($ in thousands)	2024	2023	$ Change	% Change
Adjusted EBITDA	$54,867	$56,108	$(1,241)	-2%
Adjusted EBITDA margin	36.1%	35.4%

Adjusted EBITDA was $54.9 million for the three months ended August 31, 2024, a $1.2 million, or 2%, decrease compared to $56.1 million for the three months ended August 31, 2023. Adjusted EBITDA margin was 36% for the second quarter of fiscal 2025 compared to 35% for the second quarter of fiscal 2024. The decrease in Adjusted EBITDA and EBITDA margin was primarily a result of lower revenue and gross profit, partially offset by lower operating expenses compared to prior periods.

Six Months Ended August 31, 2024 compared to Six Months Ended August 31, 2023

Gross Profit

	Six Months Ended August 31,
($ in thousands)	2024	2023	$ Change	% Change
Gross profit	$147,305	$158,584	$(11,279)	-7%
Gross margin	48.6%	49.8%

Gross profit was $147.3 million for the six months ended August 31, 2024, an $11.3 million, or 7%, decrease compared to $158.6 million for six months ended August 31, 2023. Subscriptions gross profit was down 5% while professional services and other gross profit was down 39%. Gross margin was 49% for the first half of fiscal 2025 compared to 50% for the first half of fiscal 2024.

Non-GAAP Gross Profit

	Six Months Ended August 31,
($ in thousands)	2024	2023	$ Change	% Change
Non-GAAP gross profit	$207,554	$219,938	$(12,384)	-6%
Non-GAAP gross margin	68.4%	69.0%

Non-GAAP gross profit was $207.6 million for the six months ended August 31, 2024, a $12.4 million, or 6%, decrease compared to $219.9 million for the six months ended August 31, 2023. The decrease in Non-GAAP gross profit was primarily due to a decrease in total revenue and $2.8 million in higher software costs in subscription costs of revenue partially offset by $4.7 million in lower personnel costs. The Non-GAAP gross margin was 68% for the first half of fiscal 2025 and 69% for the first half of fiscal 2024.

EBITDA

	Six Months Ended August 31,
($ in thousands)	2024	2023	$ Change	% Change
EBITDA	$80,607	$(311,811)	$392,418	nm
EBITDA margin	26.6%	-97.9%

EBITDA was $80.6 million for the six months ended August 31, 2024, a $392.4 million increase compared to a negative $311.8 million EBITDA for the six months ended August 31, 2023. EBITDA margin was 27% for the first half of fiscal 2025 compared to a negative 98% in the prior year. The increase in EBITDA and EBITDA margin was primarily related to the $410.0 million impairment on goodwill and $4.0 million indefinite-lived intangible asset change taken in fiscal 2024. Additionally, we incurred a $17.8 million litigation settlement for the unfavorable arbitration ruling related to the Kewill customer case in fiscal 2024. These increases were partially offset by the $8.0 million decrease in the gain for the fair value adjustment for the warrant liability and a $10.5 million decrease in the gain associated with the fair value adjustment for the contingent consideration liability related to the restricted Series B-2 common stock as compared to prior periods.

Adjusted EBITDA

	Six Months Ended August 31,
($ in thousands)	2024	2023	$ Change	% Change
Adjusted EBITDA	$105,592	$109,869	$(4,277)	-4%
Adjusted EBITDA margin	34.8%	34.5%

Adjusted EBITDA was $105.6 million for the six months ended August 31, 2024, a $4.3 million, or 4%, decrease compared to $109.9 million for the six months ended August 31, 2023. Adjusted EBITDA margin was 35% for the first half of fiscal 2025 and 2024 The decrease in Adjusted EBITDA and EBITDA margin was primarily a result of lower revenue and gross profit, partially offset by lower operating expenses compared to prior periods.

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

We had $142.2 million in cash and cash equivalents and $155.0 million of unused borrowing capacity under our 2021 Revolving Credit Facility as of August 31, 2024. See Note 10, Notes Payable to the Notes to the Unaudited Condensed Consolidated Financial Statements. We believe our existing cash and cash equivalents, cash provided by operating activities and, if necessary, the borrowing capacity under our 2021 Revolving Credit Facility will be sufficient to meet our working capital, debt repayment and capital expenditure requirements for at least the next twelve months.

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

The 2021 Revolving Credit Facility will mature on February 4, 2026. E2open, LLC can request increases in the revolving commitments and additional term loan facilities, in minimum amounts of $2.0 million for each facility. Principal payments are due on the Credit Agreement the last day of February, May, August and November. The Credit Agreement is payable in quarterly installments of $2.7 million. The Credit Agreement is payable in full on February 4, 2028.

The 2021 Term Loan has a variable interest rate resulting in an interest rate of 8.86% and 8.95% as of August 31, 2024 and February 29, 2024, respectively, which was based on SOFR plus 350 basis points. As of August 31, 2024 and February 29, 2024, the 2021 Term Loan had a principal balance outstanding of $1,061.8 million and $1,067.2 million, respectively. There were no outstanding borrowings, no letters of credit and $155.0 million available borrowing capacity under the 2021 Revolving Credit Facility as of August 31, 2024 and February 29, 2024.

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

Cash Flows

The following table presents net cash from operating, investing and financing activities:

	Six Months Ended August 31,
($ in thousands)	2024	2023
Net cash provided by operating activities	$28,427	$51,261
Net cash used in investing activities	(12,277)	(16,057)
Net cash used in financing activities	(6,303)	(7,830)
Effect of exchange rate changes on cash and cash equivalents	(128)	2,885
Net increase in cash, cash equivalents and restricted cash	9,719	30,259
Cash, cash equivalents and restricted cash at beginning of period	149,038	104,342
Cash, cash equivalents and restricted cash at end of period	$158,757	$134,601

Three Months Ended August 31, 2024 compared to Three Months Ended August 31, 2023

As of August 31, 2024, our consolidated cash, cash equivalents and restricted cash was $158.8 million, a $9.7 million increase from our balance of $149.0 million as of February 29, 2024.

Net cash provided by operating activities for the six months ended August 31, 2024 was $28.4 million compared to $51.3 million for the six months ended August 31, 2023. The $22.8 million decrease in cash was primarily driven by less cash provided by working capital items in fiscal 2025 from such items as the following:

•
decrease in cash from channel client deposits;
•
an increase in the cash used for accounts payable and accrued liabilities which includes items such as accrued compensation, trade accounts payable and accrued litigation; and
•
an increase in the cash used for prepaid expenses and other current assets which includes items such as prepaid software and hardware license and maintenance fees, insurance, taxes and deferred commissions.

Net cash used in investing activities was $12.3 million and $16.1 million for the six months ended August 31, 2024 and 2023, respectively, which represented cash used for the acquisition of software and property related to our data centers.

Net cash used in financing activities was $6.3 million and $7.8 million for the six months ended August 31, 2024 and 2023, respectively. Repayments under the 2021 Term Loan were consistent between periods at $5.5 million. Additionally, we paid $1.4 million in additional finance lease payment in fiscal 2024 than in fiscal 2025.

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

Amounts payable under the Tax Receivable Agreement will be contingent upon, among other things, our generation of taxable income over the term of the Tax Receivable Agreement. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits subject to the Tax Receivable Agreement, we would not be required to make the related payments under the Tax Receivable Agreement. Although the amount of any payments required to be made under the Tax Receivable Agreement may be significant, the timing of these payments will vary and will generally be limited to one payment per member per year. During the six months ended August 31, 2024, we paid $1.8 million to Tax Receivable Agreement holders of E2open Holdings. We did not make any payments to Tax Receivable Agreement holders of E2open Holdings prior to fiscal 2025.

The liability related to the Tax Receivable Agreement was $69.5 million and $69.7 million as of August 31, 2024 and February 29, 2024, respectively, assuming (1) a corporate tax rate of 23.7% as of August 31, 2024 and February 29, 2024, (2) no dispositions of corporate subsidiaries, (3) no material changes in tax law and (4) we do not elect an early termination of the Tax Receivable Agreement. However, due to the uncertainty of various factors, including: (a) the timing and value of future exchanges, (b) the amount and timing of our future taxable income, (c) changes in our tax rate, (d) no future dispositions of any corporate stock, (e) changes in the tax law and (f) changes in the discount rate, the likely tax savings we will realize and the resulting amounts we are likely to pay to the selling equity holders of E2open Holdings pursuant to the Tax Receivable Agreement are uncertain. Interest accrued on the portion of the Tax Receivable Agreement liability recorded under ASC 805 at a rate of LIBOR plus 100 basis points through June 30, 2023. Beginning July 1, 2023, interest will accrue at SOFR plus the applicable spread for the quarter. The portion of the Tax Receivable Agreement liability under ASC 450 is recorded on a gross undiscounted basis. These transactions, such as a conversion of Common Units to Class A Common Stock, result in a change in the Tax Receivable Agreement liability and a charge to equity.

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

As of August 31, 2024 and February 29, 2024, we had a current Tax Receivable Agreement liability of $6.8 million and $1.8 million, respectively, which was recorded in accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets. The determination of current and long-term is based on management's estimate of taxable income for the fiscal year and the determination that a Tax Receivable Agreement liability payment is due and payable within the next twelve months. To the extent the estimate differs from actual results, a reclass may be required for portions of the Tax Receivable Agreement liability between current and long-term.

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

Warrant Liability

As of August 31, 2024 and February 29, 2024, there were an aggregate of 29,079,872 warrants outstanding. Each warrant entitles its holder to purchase one share of our Class A Common Stock at an exercise price of $11.50 per share. The warrants are recorded as a liability in warrant liability on the Condensed Consolidated Balance Sheets with a balance of $6.6 million and $14.7 million as of August 31, 2024 and February 29, 2024, respectively. During the three months ended August 31, 2024 and 2023, a gain of $4.4 million and $1.5 million was recognized in gain from change in fair value of the warrant liability in the Unaudited Condensed Consolidated Statements of Operations, respectively. During the six months ended August 31, 2024 and 2023, a gain of $8.2 million and $16.2 million was recognized in gain from change in fair value of the warrant liability, respectively.

Contingent Consideration

The contingent consideration liability was $18.3 million and $18.0 million as of August 31, 2024 and February 29, 2024, respectively. The fair value remeasurements resulted in a gain of $2.0 million and $1.3 million for the three months ended August 31, 2024 and 2023, respectively. The fair value remeasurements resulted in a loss of $0.2 million and a gain of $10.3 million for the three months ended August 31, 2024 and 2023, respectively. The change in the contingent consideration is recognized in gain (loss) from change in fair value of the contingent consideration in the Unaudited Condensed Consolidated Statements of Operations. The contingent liability represents the Series B-2 common stock and Series 2 RCUs.

Leases

We account for leases in accordance with ASC 842, Leases, which requires lessees to recognize lease liabilities and ROU assets on the balance sheet for contracts that provide lessees with the right to control the use of identified assets for periods of greater than 12 months.

Our non-cancelable operating leases for our office spaces and vehicles have various expiration dates through September 2031. Under these leases, our undiscounted future cash flows utilized in the calculation of the lease liabilities as of August 31, 2024 were: $4.3 million for September 1, 2024 through February 28, 2025, $7.0 million for fiscal 2026, $5.7 million for fiscal 2027, $3.3 million for fiscal 2028, $1.4 million for fiscal 2029 and $1.5 million thereafter. These numbers include interest of $2.8 million.

Our non-cancelable financing lease arrangements relate to software and computer equipment and have various expiration dates through November 2028. We have the right to purchase the software and computer equipment anytime during the lease or upon lease completion. Under these leases, our undiscounted future cash flows utilized in the calculation of the lease liabilities as of August 31, 2024 were: $1.3 million for September 1, 2024 through February 28, 2025, $2.4 million for fiscal 2026, $1.9 million for fiscal 2027, $1.0 million for fiscal 2028 and $0.6 million for fiscal 2029. These numbers include interest of $0.8 million.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. Preparation of the financial statements requires management to make judgments, estimates and assumptions that impact the reported amount of revenue and expenses, assets and liabilities and the disclosure of contingent assets and liabilities. We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on our unaudited condensed consolidated financial statements. Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies to the Notes to the Consolidated Financial Statements in our 2024 Form 10-K.

There have been no changes to our critical accounting policies and estimates during the three and six months ended August 31, 2024 from those previously disclosed in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Form 10-K.

Recent Accounting Pronouncements

Recently issued and adopted accounting pronouncements are described in Note 2, Accounting Standards to the Notes to the Unaudited Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the market risks during the three and six months ended August 31, 2024 from those previously disclosed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk of our 2024 Form 10-K.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the quarter ended August 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We review our disclosure controls and procedures, which may include internal controls over financial reporting, on an ongoing basis. From time to time, management makes changes to enhance the effectiveness of these controls and ensure that they continue to meet the needs of our business over time.

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

Item 1A. Risk Factors.

There have been no material changes in our risk factors during the three and six months ended August 31, 2024 from those previously disclosed in Part I, Item 1A, Risk Factors of our 2024 Form 10-K. You should carefully consider the risk factors discussed in our 2024 Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or future results.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the quarter ended August 31, 2024, none of our directors and officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

Cybersecurity

Our Executive Vice President, Product Development & Infrastructure R&D, who was responsible for supervising our Cyber Program, left the Company on September 6, 2024 and our General Counsel assumed that role. The information below has been updated as a result of the transition.

Our processes for assessing, identifying and managing material risks from cybersecurity threats are embodied in our enterprise-wide cybersecurity risk management program (Cyber Risk Program), which governs our cybersecurity oversight and management structure as well as our cybersecurity strategy and processes.

Governance Structure

Board of Directors Oversight

The Risk Committee of our board of directors is responsible for the oversight of our Cyber Risk Program. The General Counsel reports to the Risk Committee at least quarterly on the status of our Cyber Risk Program. In addition, the Risk Committee receives updates and presentations from the Senior Vice President, Information Security and Compliance (SVP) at each Risk Committee meeting that cover, among other things, our cyber incidents and responses, ongoing cyber threats, material risks, deployment of cybersecurity controls and risk mitigants, engagement of third parties (e.g., consultants and auditors) and third-party tools, our cyber insurance coverages and our employee-training programs. The Risk committee then reports to the full board of directors at each regular meeting of the board of directors.

Management’s Assessment and Management of Cybersecurity Threats

Members of the executive management team, along with others from senior management and others with varying areas of expertise, are engaged as part of our Cyber Risk Program:

•
Senior Vice President, Information Security and Compliance: Our SVP manages our Cyber Risk Program and reports directly to the General Counsel. He manages the day-to-day information security operations, oversees our security analysts and engineers and is a member of our Cybersecurity Subcommittee. He is trained in cybersecurity strategy, planning and execution and holds industry recognized security certifications, including Certified Information Systems Security Professional (CISSP) from the International Information System Security Certification Consortium (ISC2) and Certified Information Security Manager (CISM) from the Information Systems Audit and Control Association (ISACA). Our SVP has extensive experience regarding cybersecurity matters and threats affecting business-to-business software and cloud services vendors such as E2open.
•
General Counsel: Our General Counsel, who also serves as our Acting Chief Risk Officer, supervises the SVP's management of our Cyber Risk Program and is the chair of our Cybersecurity Subcommittee of our Disclosure Committee. Our General Counsel has experience providing legal advice regarding cybersecurity-related programs as well as engaging with outside advisors and insurance brokers and underwriters on cybersecurity coverage, claims and loss mitigation.
•
Cybersecurity Subcommittee of the Disclosure Committee: We have created a Cybersecurity Subcommittee of our management Disclosure Committee which includes the General Counsel, SVP and Chief Accounting Officer. The Cybersecurity Subcommittee meets to discuss whether certain cybersecurity incidents may require public disclosure and makes recommendations regarding potential disclosure to the Disclosure Committee.
•
Response Team: Pursuant to our Crisis Response Program, our Response Team, which comprises the General Counsel, SVP, Chief Accounting Officer, Chief Financial Officer and an expanded team from our material business lines and administrative departments as well as outside advisors/experts (cyber forensics, external legal counsel, law enforcement, public relations), is charged with managing the Company through a cybersecurity incident (or other event or series of events) that rise to the level of a Company “crisis.” The Program includes protocols by which the General Counsel or Chief Financial Officer, on behalf of the Response Team, will report to or engage the Chief Executive Officer, the Risk Committee or the Chairman of the board of directors if and when an incident becomes a crisis or potential crisis.
•
Other Roles: The Cyber Risk Program includes engagement of other Company management employees and outside service providers to oversee or perform specific roles in connection with cybersecurity risk assessment and management, and incident management. That includes risk and security heads from our material business lines who implement and administer policies specific to those business lines.

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

Under our Cyber Risk Program, our SVP and the cybersecurity staff, along with the Response Team, with input where appropriate from our third-party advisors, work to identify our cybersecurity threats, assess the risks and deploy appropriate technologies and processes to mitigate the risks. When cybersecurity incidents occur, these resources work to manage through the incident utilizing advanced security tools and playbooks, and in accordance with processes set out in our various policies and practice documents, which include internal communications protocols to keep the executive team and, where appropriate, the Risk Committee and board or directors, informed. Pertinent policy and practice documents include, among others, our Crisis Response Plan, which describes the detailed processes and procedures that should be followed in the event of a cybersecurity incident.

As an important cybersecurity risk mitigant, E2open provides mandatory training to its new hires and to existing employees on a regular basis, including phishing simulation tests and follow-up tests as needed, along with monthly cybersecurity newsletters and other cyber risk-related communications.

Integration into Overall Risk Management System or Processes

The Cyber Risk Program is integrated into the Company's overall risk management systems and processes. Our risk management systems and processes comprise numerous components, including published policies and procedures; risk detection systems, tools and protocols (automated and human); internal and external independent auditing; management committee review; defined lines of communications; employee training; engagement of outside advisors and experts; assessment and utilization of both commercial and self-insurance opportunities; customer contract standardization where possible; legal review of vendor engagements and new products for regulatory compliance; and regular operations reviews with the Chief Executive Officer and Risk Committee. E2open utilizes the foregoing systems and processes to manage our risks and associated cybersecurity threats.

Engagement of Third Parties

As part of our Cyber Risk Program, we engage outside independent auditors, consultants and professional advisors. We use independent auditors to certify compliance with our internal control over financial reporting, the American Institute of Certified Public Accountants’ Systems and Organization Controls (SOC 2) security framework. We also conduct reviews for compliance with data protection regulation such as Europe’s General Data Protection Regulation (GDPR) and regulation of various U.S. states such as the California Consumer Privacy Act (CCPA). We also engage industry-leading cybersecurity service and systems providers to assist with protection from and detection of cybersecurity threats and incidents and our responses to them.

Risks from Third Party Service Providers and Others

Our cybersecurity team, under the oversight of the SVP, performs risk assessments on third party service providers and other third parties (such as partner companies), as well as third party software and hardware utilized in its operations, that may have the potential to create cybersecurity threats to our data and operations. Based on the results of these regular assessments (including assessments made before engaging a third party), we may decide to take action to address and mitigate certain risks or determine that the risk is not acceptable and terminate the relationship with the third party (or determine not to engage a third party).

Risks from Cybersecurity Threats—Likely Material Impact

To date, E2open has not experienced any material cybersecurity incidents. We can provide no assurance that there will not be incidents in the future or that they will not materially affect us, including our business strategy, financial condition or results of operations.

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

E2open Parent Holdings, Inc.

Date: October 9, 2024	By:	/s/ Andrew M. Appel
Andrew M. Appel
Chief Executive Officer

Date: October 9, 2024	By:	/s/ Marje Armstrong
Marje Armstrong
Chief Financial Officer