Form 10-Q
period 2024-11-30
E2open Parent Holdings, Inc.
filed 2025-01-10
CIK 1800347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of January 7, 2025, E2open Parent Holdings, Inc. had 309,346,106 shares of Class A common stock outstanding.

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

PART I—Financial Information

Item 1. Financial Statements.

E2open Parent Holdings, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)	November 30, 2024	February 29, 2024
	(Unaudited)
Assets
Cash and cash equivalents	$151,213	$134,478
Restricted cash	17,221	14,560
Accounts receivable, net of allowance of $7,103 and $6,587 as of November 30, 2024 and February 29, 2024, respectively	133,960	161,556
Prepaid expenses and other current assets	31,159	28,843
Total current assets	333,553	339,437
Goodwill	1,467,584	1,843,477
Intangible assets, net	711,569	841,031
Property and equipment, net	63,045	67,177
Operating lease right-of-use assets	16,627	21,299
Other noncurrent assets	29,766	29,234
Total assets	$2,622,144	$3,141,655
Liabilities, Redeemable Share-Based Awards and Stockholders' Equity
Accounts payable and accrued liabilities	$77,129	$90,594
Channel client deposits payable	17,221	14,560
Deferred revenue	187,526	213,138
Current portion of notes payable	11,288	11,272
Current portion of operating lease obligations	6,597	7,378
Current portion of financing lease obligations	2,207	1,448
Income taxes payable	7,360	584
Total current liabilities	309,328	338,974
Long-term deferred revenue	2,581	2,077
Operating lease obligations	12,335	17,372
Financing lease obligations	3,643	3,626
Notes payable	1,032,770	1,037,623
Tax receivable agreement liability	60,627	67,927
Warrant liability	1,660	14,713
Contingent consideration	9,568	18,028
Deferred taxes	41,999	55,586
Other noncurrent liabilities	1,035	602
Total liabilities	1,475,546	1,556,528
Commitments and Contingencies (Note 22)
Redeemable share-based awards	2,481	—
Stockholders' Equity
Class A common stock; $0.0001 par value, 2,500,000,000 shares authorized; 309,349,775 and 306,237,585 issued and 309,173,121 and 306,060,931 outstanding as of November 30, 2024 and February 29, 2024, respectively	31	31
Class V common stock; $0.0001 par value; 42,747,890 shares authorized; 30,692,235 and 31,225,604 shares issued and outstanding as of November 30, 2024 and February 29, 2024, respectively	—	—
Series B-1 common stock; $0.0001 par value; 9,000,000 shares authorized; 94 shares issued and outstanding as of November 30, 2024 and February 29, 2024	—	—
Series B-2 common stock; $0.0001 par value; 4,000,000 shares authorized; 3,372,184 shares issued and outstanding as of November 30, 2024 and February 29, 2024	—	—
Additional paid-in capital	3,433,910	3,407,694
Accumulated other comprehensive loss	(54,523)	(46,835)
Accumulated deficit	(2,289,338)	(1,873,703)
Treasury stock, at cost: 176,654 shares as of November 30, 2024 and February 29, 2024	(2,473)	(2,473)
Total E2open Parent Holdings, Inc. equity	1,087,607	1,484,714
Noncontrolling interest	56,510	100,413
Total stockholders' equity	1,144,117	1,585,127
Total liabilities, redeemable share-based awards and stockholders' equity	$2,622,144	$3,141,655

See notes to the unaudited condensed consolidated financial statements.

E2open Parent Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
(In thousands, except per share amounts)	2024	2023	2024	2023
Revenue
Subscriptions	$132,000	$132,800	$394,959	$402,437
Professional services and other	19,655	24,697	60,051	73,668
Total revenue	151,655	157,497	455,010	476,105
Cost of Revenue
Subscriptions	35,640	36,689	109,056	110,013
Professional services and other	16,546	17,642	49,829	55,014
Amortization of acquired intangible assets	23,727	24,590	73,078	73,918
Total cost of revenue	75,913	78,921	231,963	238,945
Gross Profit	75,742	78,576	223,047	237,160
Operating Expenses
Research and development	23,259	24,937	74,035	75,748
Sales and marketing	21,529	22,583	62,850	63,692
General and administrative	20,831	24,739	65,753	85,414
Acquisition-related expenses	187	9	2,190	416
Amortization of acquired intangible assets	5,611	20,014	45,840	60,135
Goodwill impairment	369,100	687,700	369,100	1,097,741
Intangible asset impairment	10,000	30,000	10,000	34,000
Total operating expenses	450,517	809,982	629,768	1,417,146
Loss from operations	(374,775)	(731,406)	(406,721)	(1,179,986)
Other income (expense)
Interest and other expense, net	(25,423)	(24,643)	(75,946)	(75,886)
Gain from change in tax receivable agreement liability	2,530	2,888	1,464	8,355
Gain from change in fair value of warrant liability	4,893	2,617	13,053	18,786
Gain from change in fair value of contingent consideration	8,700	5,100	8,460	15,360
Total other expense	(9,300)	(14,038)	(52,969)	(33,385)
Loss before income tax provision	(384,075)	(745,444)	(459,690)	(1,213,371)
Income tax benefit	2,431	5,413	2,405	73,827
Net loss	(381,644)	(740,031)	(457,285)	(1,139,544)
Less: Net loss attributable to noncontrolling interest	(34,734)	(72,475)	(41,650)	(111,721)
Net loss attributable to E2open Parent Holdings, Inc.	$(346,910)	$(667,556)	$(415,635)	$(1,027,823)

Weighted average common shares outstanding:
Basic	308,904	303,848	307,894	303,188
Diluted	308,904	303,848	307,894	303,188
Net loss attributable to E2open Parent Holdings, Inc. common shareholders per share:
Basic	$(1.12)	$(2.20)	$(1.35)	$(3.39)
Diluted	$(1.12)	$(2.20)	$(1.35)	$(3.39)

See notes to the unaudited condensed consolidated financial statements.

E2open Parent Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
(In thousands)	2024	2023	2024	2023
Net loss	$(381,644)	$(740,031)	$(457,285)	$(1,139,544)
Other comprehensive income (loss), net:
Net foreign currency translation (loss) gain, net of tax	(22,502)	1,339	(5,979)	20,271
Net deferred (losses) gains on foreign exchange forward contracts	—	(4)	(46)	729
Net deferred gains (losses) on interest rate collars	157	(1,028)	(1,663)	1,711
Total other comprehensive (loss) income, net	(22,345)	307	(7,688)	22,711
Comprehensive loss	(403,989)	(739,724)	(464,973)	(1,116,833)
Less: Comprehensive loss attributable to noncontrolling interest	(36,774)	(72,449)	(42,350)	(109,494)
Comprehensive loss attributable to E2open Parent Holdings, Inc.	$(367,215)	$(667,275)	$(422,623)	$(1,007,339)

See notes to the unaudited condensed consolidated financial statements.

E2open Parent Holdings, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

(In thousands)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Treasury Stock	Total E2open Equity	Noncontrolling Interest	Total Equity
Balance, February 28, 2023	$30	$3,378,633	$(68,603)	$(803,679)	$(2,473)	$2,503,908	$223,012	$2,726,920
Share-based compensation	—	4,441	—	—	—	4,441	—	4,441
Vesting of restricted stock awards, net of shares withheld for taxes	—	(1,830)	—	—	—	(1,830)	—	(1,830)
Other comprehensive income	—	—	8,170	—	—	8,170	—	8,170
Net loss	—	—	—	(325,395)	—	(325,395)	(35,489)	(360,884)
Balance, May 31, 2023	30	3,381,244	(60,433)	(1,129,074)	(2,473)	2,189,294	187,523	2,376,817
Share-based compensation	—	7,426	—	—	—	7,426	—	7,426
Vesting of restricted stock awards, net of shares withheld for taxes	—	(100)	—	—	—	(100)	—	(100)
Other comprehensive loss	—	—	14,234	—	—	14,234	—	14,234
Net loss	—	—	—	(34,872)	—	(34,872)	(3,757)	(38,629)
Balance, August 31, 2023	30	3,388,570	(46,199)	(1,163,946)	(2,473)	2,175,982	183,766	2,359,748
Share-based compensation	—	6,845	—	—	—	6,845	—	6,845
Conversion of Common Units to common stock	—	836	—	—	—	836	(836)	—
Vesting of restricted stock awards, net of shares withheld for taxes	—	(1,129)	—	—	—	(1,129)	—	(1,129)
Impact of Common Unit conversions on Tax Receivable Agreement, net of tax	—	36	—	—	—	36	—	36
Other comprehensive income	—	—	307	—	—	307	—	307
Net income	—	—	—	(667,556)	—	(667,556)	(72,475)	(740,031)
Balance, November 30, 2023	$30	$3,395,158	$(45,892)	$(1,831,502)	$(2,473)	$1,515,321	$110,455	$1,625,776

(In thousands)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Treasury Stock	Total E2open Equity	Noncontrolling Interest	Total Equity
Balance, February 29, 2024	$31	$3,407,694	$(46,835)	$(1,873,703)	$(2,473)	$1,484,714	$100,413	$1,585,127
Share-based compensation	—	11,768	—	—	—	11,768	—	11,768
Conversion of Common Units to common stock	—	1,311	—	—	—	1,311	(1,311)	—
Vesting of restricted stock awards, net of shares withheld for taxes	—	(3,873)	—	—	—	(3,873)	—	(3,873)
Impact of Common Unit conversions on Tax Receivable Agreement, net of tax	—	(493)	—	—	—	(493)	—	(493)
Issuance of common stock upon exercise of stock options	—	150	—	—	—	150	—	150
Reclassification of stockholders' equity to redeemable share-based awards	—	(930)	—	—	—	(930)	—	(930)
Other comprehensive income	—	—	2,494	—	—	2,494	—	2,494
Net loss	—	—	—	(38,862)	—	(38,862)	(3,926)	(42,788)
Balance, May 31, 2024	31	3,415,627	(44,341)	(1,912,565)	(2,473)	1,456,279	95,176	1,551,455
Share-based compensation	—	11,940	—	—	—	11,940	—	11,940
Conversion of Common Units to common stock	—	942	—	—	—	942	(942)	—
Vesting of restricted stock awards, net of shares withheld for taxes	—	(2,144)	—	—	—	(2,144)	—	(2,144)
Impact of Common Unit conversions on Tax Receivable Agreement, net of tax	—	(43)	—	—	—	(43)	—	(43)
Reclassification of stockholders' equity to redeemable share-based awards	—	(780)	—	—	—	(780)	—	(780)
Other comprehensive income	—	—	12,163	—	—	12,163	—	12,163
Net loss	—	—	—	(29,863)	—	(29,863)	(2,990)	(32,853)
Balance, August 31, 2024	31	3,425,542	(32,178)	(1,942,428)	(2,473)	1,448,494	91,244	1,539,738
Share-based compensation	—	10,244	—	—	—	10,244	—	10,244
Vesting of restricted stock awards, net of shares withheld for taxes	—	(1,177)	—	—	—	(1,177)	—	(1,177)
Impact of Common Unit conversions on Tax Receivable Agreement, net of tax	—	72	—	—	—	72	—	72
Reclassification of stockholders' equity to redeemable share-based awards	—	(771)	—	—	—	(771)	—	(771)
Other comprehensive loss	—	—	(22,345)	—	—	(22,345)	—	(22,345)
Net loss	—	—	—	(346,910)	—	(346,910)	(34,734)	(381,644)
Balance, November 30, 2024	$31	$3,433,910	$(54,523)	$(2,289,338)	$(2,473)	$1,087,607	$56,510	$1,144,117

See notes to the unaudited condensed consolidated financial statements.

E2open Parent Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended November 30,
(In thousands)	2024	2023
Cash flows from operating activities
Net loss	$(457,285)	$(1,139,544)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	144,896	160,758
Amortization of deferred commissions	6,921	4,452
Provision for credit losses	2,087	2,657
Amortization of debt issuance costs	3,961	3,961
Amortization of operating lease right-of-use assets	4,932	5,454
Share-based compensation	35,124	18,728
Deferred income taxes	(13,060)	(79,791)
Right-of-use assets impairment charge	576	619
Goodwill impairment charge	369,100	1,097,741
Indefinite-lived intangible asset impairment charge	10,000	34,000
Gain from change in tax receivable agreement liability	(1,464)	(8,355)
Gain from change in fair value of warrant liability	(13,053)	(18,786)
Gain from change in fair value of contingent consideration	(8,460)	(15,360)
Gain on operating lease termination	(126)	(187)
Loss (gain) on disposal of property and equipment	135	(16)
Changes in operating assets and liabilities:
Accounts receivable	25,509	44,822
Prepaid expenses and other current assets	(4,482)	(3,972)
Other noncurrent assets	(7,453)	(7,351)
Accounts payable and accrued liabilities	(23,676)	(16,712)
Channel client deposits payable	2,661	8,349
Deferred revenue	(25,108)	(27,244)
Changes in other liabilities	(5,588)	(7,568)
Net cash provided by operating activities	46,147	56,655
Cash flows from investing activities
Capital expenditures	(18,465)	(22,301)
Net cash used in investing activities	(18,465)	(22,301)
Cash flows from financing activities
Repayments of indebtedness	(8,427)	(8,366)
Repayments of financing lease obligations	(1,370)	(2,432)
Proceeds from exercise of stock options	155	—
Net cash used in financing activities	(9,642)	(10,798)
Effect of exchange rate changes on cash and cash equivalents	1,356	2,040
Net increase in cash, cash equivalents and restricted cash	19,396	25,596
Cash, cash equivalents and restricted cash at beginning of period	149,038	104,342
Cash, cash equivalents and restricted cash at end of period	$168,434	$129,938

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$151,213	$110,279
Restricted cash	17,221	19,659
Total cash, cash equivalents and restricted cash	$168,434	$129,938

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

We are headquartered in Addison, Texas. We are a world-class connected supply chain software platform that enables the largest companies to transform the way they make, move and sell goods and services. With the broadest cloud-native global platform purpose-built for the modern supply chains, we connect manufacturing, logistics, channel and distributing partners as one multi-enterprise network. Our software as a service (SaaS) platform anticipates disruptions and opportunities to help companies improve efficiency, reduce waste and operate sustainably.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures to enhance income tax information primarily through changes in the rate reconciliation and income taxes paid information. ASU 2023-09 also requires income (loss) from continuing operations before income taxes expense (benefit) to be separated between domestic and foreign and income tax expense (benefit) from continuing operations to be separated between federal, state and foreign. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements or disclosures.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE) which requires an entity to disclose, in the footnotes, information at each interim and annual reporting period information about expenses by the nature of the expense. Entities are required to include the following relevant expense captions: purchase of inventory, employee compensation, depreciation, intangible asset amortization and depreciation, depletion and amortization recognized as part of oil and gas producing activities. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027 on a prospective basis with the option for retrospective application. Early adoption is permitted. We will be required to have additional disclosure, but we do not expect the adoption of this standard to have a material impact on our consolidated financial statements or disclosures.

3. Accounts Receivable

Accounts receivable, net consisted of the following:

($ in thousands)	November 30, 2024	February 29, 2024
Accounts receivable	$122,342	$144,253
Unbilled receivables	18,721	23,890
Less: Allowance for credit losses	(7,103)	(6,587)
Accounts receivable, net	$133,960	$161,556

Unbilled receivables represent revenue recognized for performance obligations that have been satisfied but for which amounts have not been billed, which we also refer to as contract assets.

Account balances are written off against the allowance for credit losses when we believe that it is probable that the receivable balance will not be recovered.

4. Prepaid and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

($ in thousands)	November 30, 2024	February 29, 2024
Prepaid software and hardware license and maintenance fees	$10,435	$9,599
Income and other taxes receivable	5,746	4,759
Prepaid insurance	1,597	1,667
Deferred commissions	9,457	7,421
Prepaid marketing	529	1,073
Security deposits	1,086	1,251
Other prepaid expenses and other current assets	2,309	3,073
Total prepaid expenses and other current assets	$31,159	$28,843

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

During the third quarter of fiscal 2025 and the first and third quarters of fiscal 2024, the market price of our Class A Common Stock and market capitalization declined significantly. We also experienced slowing growth and lowered projections for net sales and net operating income due to lower than anticipated new bookings. Additionally, in fiscal 2024, we experienced lower revenue from tiered contracts, higher than expected churn and macroeconomic impacts primarily in the technology, freight and transportation sectors. These factors resulted in us determining that triggering events occurred, and goodwill impairment assessments were performed.

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

The three approaches indicated that the fair value of E2open's equity and goodwill was less than its carrying amounts. Therefore, we recognized an impairment charge of $369.1 million and $687.7 million during the three months ended November 30, 2024 and 2023, respectively. We recognized an impairment charge of $369.1 million and $1,097.7 million during the nine months ended November 30, 2024 and 2023, respectively.

The following table presents the changes in goodwill:

($ in thousands)	Amount
Balance, February 28, 2023	$2,927,807
Impairment charge	(1,097,741)
Currency translation adjustment	13,411
Balance, February 29, 2024	1,843,477
Impairment charge	(369,100)
Currency translation adjustment	(6,793)
Balance, November 30, 2024	$1,467,584

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

During the third quarter of fiscal 2025 and first and third quarters of fiscal 2024, the market price of our Class A Common Stock and market capitalization declined significantly. We also lowered our projections for net sales and net operating income due to lower than anticipated new bookings. Additionally, in fiscal 2024, we experienced lower revenue from tiered contracts, higher than expected churn and macroeconomic impacts primarily in the technology, freight and transportation sectors. These factors resulted in us determining that triggering events occurred, and an interim indefinite-lived intangible asset impairment assessment was performed.

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

The interim assessment indicated that the fair value of our indefinite-lived intangible asset was less than its carrying amount; therefore, during the three months ended November 30, 2024 and 2023, we recognized an impairment charge of $10.0 million and $30.0 million to intangible assets, net for the indefinite-lived trademark / trade name, respectively. We recognized an impairment charge of $10.0 million and $34.0 million to intangible assets, net for the indefinite-lived trademark / trade name during the nine months ended November 30, 2024 and 2023, respectively.

Intangible assets, net consisted of the following:

	November 30, 2024
($ in thousands)	Weighted Average Useful Life in Years	Cost	Accumulated Amortization	Net
Indefinite-lived:
Trademark / Trade name	Indefinite	$66,000	$—	$66,000
Definite-lived:
Client relationships	14	501,751	(234,785)	266,966
Technology	7	690,307	(342,582)	347,725
Content library	10	50,000	(19,122)	30,878
Trade name	1	4,018	(4,018)	—
Backlog	3	800	(800)	—
Total definite-lived		1,246,876	(601,307)	645,569
Total intangible assets		$1,312,876	$(601,307)	$711,569

	February 29, 2024
($ in thousands)	Weighted Average Useful Life in Years	Cost	Accumulated Amortization	Net
Indefinite-lived:
Trademark / Trade name	Indefinite	$76,000	$—	$76,000
Definite-lived:
Client relationships	14	502,722	(194,001)	308,721
Technology	7	691,573	(270,051)	421,522
Content library	10	50,000	(15,372)	34,628
Trade name	1	3,997	(3,997)	—
Backlog	3	800	(640)	160
Total definite-lived		1,249,092	(484,061)	765,031
Total intangible assets		$1,325,092	$(484,061)	$841,031

The e2open trade name and various trademarks are indefinite-lived. Acquired trade names are definite-lived as over time we rebrand acquired products and services as e2open.

Amortization of intangible assets is recorded in cost of revenue and operating expenses in the Unaudited Condensed Consolidated Statements of Operations. We recorded amortization expense related to intangible assets of $29.3 million and $44.6 million for the three months ended November 30, 2024 and 2023, respectively. We recorded amortization expense related to intangible assets of $118.9 million and $134.1 million for the nine months ended November 30, 2024 and 2023, respectively.

Future amortization of intangible assets is as follows as of November 30, 2024:

($ in thousands)	Amount
December 2024 - February 2025	$29,241
2026	116,965
2027	116,965
2028	92,170
2029	69,507
Thereafter	220,721
Total future amortization	$645,569

7. Property and Equipment, Net

Property and equipment, net consisted of the following:

($ in thousands)	November 30, 2024	February 29, 2024
Computer equipment	$68,954	$63,416
Software	26,560	27,038
Software development costs	67,380	53,613
Furniture and fixtures	1,876	2,719
Leasehold improvements	8,834	9,063
Gross property and equipment	173,604	155,849
Less accumulated depreciation and amortization	(110,559)	(88,672)
Property and equipment, net	$63,045	$67,177

Computer equipment and software include assets held under financing leases. Amortization of assets held under financing leases is included in depreciation expense. See Note 20, Leases for additional information regarding our financing leases.

Depreciation expense was $8.5 million and $9.0 million for the three months ended November 30, 2024 and 2023, respectively. Depreciation expense was $26.0 million and $26.7 million for the nine months ended November 30, 2024 and 2023, respectively.

We recognized $3.3 million and $2.4 million of amortized capitalized software development costs for the three months ended November 30, 2024 and 2023, respectively, and $9.3 million and $6.7 million for the nine months ended November 30, 2024 and 2023, respectively.

8. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

($ in thousands)	November 30, 2024	February 29, 2024
Accrued compensation	$26,624	$34,982
Trade accounts payable	27,110	29,678
Accrued professional services	5,270	5,712
Client deposits	2,649	2,558
Accrued severance and retention	307	1,530
Accrued litigation	—	1,399
Current portion of tax receivable agreement liability	6,301	1,791
Other	8,868	12,944
Total accounts payable and accrued liabilities	$77,129	$90,594

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

The Tax Receivable Agreement liability was $66.9 million and $69.7 million as of November 30, 2024 and February 29, 2024, respectively, which represents the current and long-term portion of the liability. The current portion of the Tax Receivable Agreement liability was $6.3 million and $1.8 million as of November 30, 2024 and February 29, 2024, respectively. The determination of current and long-term portion is based on management's estimate of taxable income for the fiscal year and the determination that a Tax Receivable Agreement payment is due and payable within the next twelve months.

The tax rate used in the calculation was 23.7% as of November 30, 2024 and February 29, 2024. The discount rate used for the ASC 805 calculation was 9.5% and 9.0% as of November 30, 2024 and February 29, 2024, respectively, based on the cost of debt plus an incremental premium. During the three months ended November 30, 2024 and 2023, a gain of $2.5 million and $2.9 million, respectively, was recorded as a change in the tax receivable agreement liability related to the ASC 805 discounted liability. During the nine months ended November 30, 2024 and 2023, a gain of $1.5 million and $8.4 million, respectively, was recorded as a change in the tax receivable agreement liability related to the ASC 805 discounted liability. During the nine months ended November 30, 2024 and 2023, the Tax Receivable Agreement liability under ASC 450 increased by $0.5 million and a negligible amount, respectively, related to exchanges of Common Units for Class A Common Stock with a corresponding charge to equity.

During the nine months ended November 30, 2024, we paid $1.8 million to Tax Receivable Agreement holders. We did not make any payments to Tax Receivable Agreement holders prior to fiscal 2025.

10. Notes Payable

Notes payable outstanding were as follows:

($ in thousands)	November 30, 2024	February 29, 2024
2021 Term Loan	$1,059,016	$1,067,238
Other notes payable	518	748
Total notes payable	1,059,534	1,067,986
Less unamortized debt issuance costs	(15,476)	(19,091)
Total notes payable, net	1,044,058	1,048,895
Less current portion	(11,288)	(11,272)
Notes payable, less current portion, net	$1,032,770	$1,037,623

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

As of November 30, 2024 and February 29, 2024, there were $1,059.0 million and $1,067.2 million outstanding under the 2021 Term Loan, respectively, at an interest rate of 8.19% and 8.95%, respectively. The interest rates on the 2021 Term Loan were based on SOFR plus 350 basis points as of November 30, 2024 and February 29, 2024. As of November 30, 2024, we had $0.2 million of accrued unpaid interest on our 2021 Term Loan recorded in accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets. There were no outstanding borrowings, no letters of credit and $155.0 million available borrowing capacity under the 2021 Revolving Credit Facility as of November 30, 2024 and February 29, 2024.

We were in compliance with the First Lien Leverage Ratio for the Credit Agreement as of November 30, 2024 and February 29, 2024.

Beginning in March 2023, we entered into zero-cost interest rate collars in the notional amount of $300.0 million to hedge our exposure to fluctuations in interest rates on the variable rate debt on a portion of our 2021 Term Loan. The $200.0 million notional interest rate collar has an executed cap of 4.75% and a floor of 2.57%. The 100.0 million notional interest rate collar has an executed cap of 4.50% and a floor of 2.56%. Both interest rate collars mature on March 31, 2026.

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

The contingent consideration liability was $9.6 million and $18.0 million as of November 30, 2024 and February 29, 2024, respectively. The fair value remeasurements resulted in a gain of $8.7 million and $5.1 million for the three months ended November 30, 2024 and 2023, respectively. The fair value remeasurements resulted in a gain of $8.5 million and $15.4 million for the nine months ended November 30, 2024 and 2023, respectively.

There were 3,372,184 shares of Series B-2 common stock outstanding as of November 30, 2024 and February 29, 2024. The Series B-2 common stock will automatically convert into Class A Common Stock on a one-to-one basis upon the occurrence of the first day on which the 20-day VWAP is equal to at least $15.00 per share; provided, however, that the reference to $15.00 per share shall be decreased by the aggregate per share amount of dividends actually paid in respect of a share of Class A Common Stock following the closing of the Business Combination. If any of the Series B-2 common stock does not vest on or before the 10-year anniversary of the Closing Date, such common stock will be canceled for no consideration.

There were 2,627,724 shares of Series 2 RCUs outstanding as of November 30, 2024 and February 29, 2024. Similar to the Series B-2 common stock, the Series 2 RCUs will vest (a) at such time as the 20-day VWAP of the Class A Common Stock is at least $15.00 per share; however, the $15.00 per share threshold will be decreased by the aggregate amount of dividends per share paid following the closing of the Business Combination; (b) upon the consummation of a qualifying change of control of us or the Sponsor or (c) upon the qualifying liquidation defined in the limited liability company agreement.

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

12. Fair Value Measurement

Our financial instruments include cash and cash equivalents; investments; accounts receivable, net; notes receivable, accounts payable; notes payable; and financing lease obligations. Accounts receivable, net, notes receivable and accounts payable are stated at their carrying value, which approximates fair value, due to their short maturity. We measure our cash equivalents and investments at fair value, based on an exchange or exit price which represents the amount that would be received for an asset sale or an exit price, or paid to transfer a liability in an orderly transaction between knowledgeable and willing market participants. Certificates of deposit are valued at original cost plus accrued interest, which approximates fair value. We estimate the fair value for notes payable and financing lease obligations by discounting the future cash flows of the related note and lease payments. As of November 30, 2024 and February 29, 2024, the fair value of the cash and cash equivalents, restricted cash, certificates of deposit, notes payable and financing lease obligations approximates their recorded values.

The following tables set forth details about our investments:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
November 30, 2024
Asset-backed securities	$162	$41	$—	$203

February 29, 2024
Asset-backed securities	$162	$45	$—	$207

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

Our assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy are summarized as follows:

	November 30, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Asset-backed securities	$—	$203	$—	$203
Total investments	—	203	—	203
Other assets:
Interest rate collar agreements	—	167	—	167
Total other assets	—	167	—	167
Total assets	$—	$370	$—	$370

Liabilities:
Interest rate collar agreements	$—	$—	$—	$—
Cash-settled restricted stock units	11	—	—	11
Tax receivable agreement liability	—	—	47,791	47,791
Warrant liability	1,197	—	463	1,660
Contingent consideration	—	—	9,568	9,568
Total liabilities	$1,208	$—	$57,822	$59,030

	February 29, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Asset-backed securities	$—	$207	$—	$207
Total investments	—	207	—	207
Other assets:
Forward currency contracts	—	46	—	46
Interest rate collar agreements	—	1,830	—	1,830
Total other assets	—	1,876	—	1,876
Total assets	$—	$2,083	$—	$2,083

Liabilities:
Cash-settled stock units	$34	$—	$—	$34
Tax receivable agreement liability	—	—	50,964	50,964
Warrant liability	11,012	—	3,701	14,713
Contingent consideration	—	—	18,028	18,028
Total liabilities	$11,046	$—	$72,693	$83,739

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

Contingent Consideration

The following table provides a reconciliation of the beginning and ending balances of the contingent consideration using significant unobservable inputs (Level 3):

($ in thousands)	November 30, 2024	February 29, 2024
Beginning of period	$18,028	$29,548
Gain from fair value of contingent consideration	(8,460)	(11,520)
End of period	$9,568	$18,028

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

Tax Receivable Agreement

Our Tax Receivable Agreement liability is measured under both ASC 805 at fair value on a recurring basis using significant unobservable inputs (Level 3) and ASC 450 at book value. The following table provides a reconciliation of the portion of the tax receivable agreement liability measured at fair value under Level 3:

($ in thousands)	November 30, 2024	February 29, 2024
Beginning of period	$50,964	$53,154
Payments	(1,709)	—
Gain from fair value of tax receivable agreement liability	(1,464)	(2,190)
End of period	$47,791	$50,964

The change in the fair value of the Tax Receivable Agreement liability is recorded in gain from change in tax receivable agreement liability in the Unaudited Condensed Consolidated Statements of Operations.

Warrants

Our warrant liability is measured at fair value on a recurring basis using active market quoted prices (Level 1) and significant unobservable inputs (Level 3). The following table provides a reconciliation of the warrant liability:

($ in thousands)	November 30, 2024	February 29, 2024
Beginning of period	$14,713	$29,616
Gain from fair value of warrant liability	(13,053)	(14,903)
End of period	$1,660	$14,713

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

There were no transfers of financial instruments between the levels of the fair value hierarchy during the three and nine months ended November 30, 2024 and 2023.

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

Total Revenue by Geographic Locations

Revenue by geographic regions consisted of the following:

	Three Months Ended November 30,		Nine Months Ended November 30,
($ in thousands)	2024	2023	2024	2023
Americas	$130,121	$133,018	$389,154	$401,842
Europe	16,607	19,404	51,111	58,678
Asia Pacific	4,927	5,075	14,745	15,585
Total revenue	$151,655	$157,497	$455,010	$476,105

Revenues by geography are determined based on the region of our contracting entity, which may be different than the region of the client. Americas revenue attributed to the United States was 85% during the three and nine months ended November 30, 2024 and 84% during the three and nine months ended November 30, 2023. No other country represented more than 10% of total revenue during these periods.

Remaining Performance Obligations

Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied. It includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods and does not include contracts where the client is not committed. The client is not considered committed when they are able to terminate for convenience without payment of a substantive penalty under the contract. Additionally, as a practical expedient of ASC 606, Revenue from Contracts with Customers, we have not disclosed the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. As of November 30, 2024 and February 29, 2024, approximately $931.3 million and $863.1 million of revenue was expected to be recognized from remaining performance obligations, respectively. These amounts are expected to be recognized within the next five years.

Contract Assets and Liabilities

Contract assets primarily represent revenues recognized for performance obligations that have been satisfied but for which amounts have not been billed. Contract assets were $18.7 million and $23.9 million as of November 30, 2024 and February 29, 2024, respectively. Contract liabilities consist of deferred revenue which includes billings in excess of revenue recognized related to subscription contracts and professional services. Deferred revenue is recognized as revenue when we perform under the contract. Deferred revenue was $190.1 million and $215.2 million as of November 30, 2024 and February 29, 2024, respectively. Revenue recognized during the three and nine months ended November 30, 2024, included in deferred revenue on the Condensed Consolidated Balance Sheets as of February 29, 2024, was $41.9 million and $188.0 million, respectively.

Sales Commissions

With the adoption of ASC 606 and ASC 340-40, Contracts with Customers, in March 2019, we began deferring and amortizing sales commissions that are incremental and directly related to obtaining client contracts. Amortization expense of $2.5 million and $1.7 million was recorded in sales and marketing expenses in the Unaudited Condensed Consolidated Statements of Operations for the three months ended November 30, 2024 and 2023, respectively. Amortization expense of $6.9 million and $4.5 million was recorded in sales and marketing expenses for the nine months ended November 30, 2024 and 2023, respectively. Sales commissions that would have an amortization period of less than one year are expensed as incurred in sales and marketing expenses. As of November 30, 2024 and February 29, 2024, we had a total of $25.5 million and $21.4 million of capitalized sales commissions included in prepaid expenses and other current assets and other noncurrent assets in the Condensed Consolidated Balance Sheets, respectively.

14. Warrants

As of November 30, 2024 and February 29, 2024, there were an aggregate of 29,079,872 warrants outstanding. Each warrant entitles its holders to purchase one share of Class A Common Stock at an exercise price of $11.50 per share. The warrants expire five years after the Closing Date, or earlier upon redemption or liquidation. The warrants are currently exercisable and redeemable when various conditions are met, such as specific stock prices, as detailed in the specific warrant agreements. However, the 10,280,000 private placement warrants are nonredeemable so long as they are held by our Sponsor or its permitted transferees. The warrants are recorded as a liability in warrant liability on the Condensed Consolidated Balance Sheets with a balance of $1.7 million and $14.7 million as of November 30, 2024 and February 29, 2024, respectively. During the three months ended November 30, 2024 and 2023, a gain of $4.9 million and $2.6 million was recognized in gain from change in fair value of the warrant liability in the Unaudited Condensed Consolidated Statements of Operations, respectively. During the nine months ended November 30, 2024 and 2023, a gain of $13.1 million and $18.8 million was recognized in gain from change in fair value of the warrant liability, respectively.

15. Stockholders' Equity

Class A Common Stock

We are authorized to issue 2,500,000,000 Class A common stock with a par value of $0.0001 per share. Holders of our Class A Common Stock are entitled to one vote for each share. As of November 30, 2024 and February 29, 2024, there were 309,349,775 and 306,237,585 shares of Class A Common Stock issued, respectively, and 309,173,121 and 306,060,931 shares of Class A Common Stock outstanding, respectively.

Class V Common Stock

We are authorized to issue 42,747,890 Class V common stock with a par value of $0.0001 per share. These shares have no economic value but entitle the holder to one vote per share. As of November 30, 2024 and February 29, 2024, there were 30,692,235 and 31,225,604 shares of Class V Common Stock issued and outstanding, respectively, and 12,055,655 and 11,522,286 shares of Class V Common Stock held in treasury, respectively.

The holders of Common Units participate in net income or loss allocations and distributions of E2open Holdings. They are also entitled to Class V Common Stock on a one-for-one basis to their Common Units which in essence allows each holder one vote per Common Unit.

The following table reflects the changes in our outstanding stock:

	Class A	Class V	Series B-1	Series B-2
Balance, February 29, 2024	306,060,931	31,225,604	94	3,372,184
Conversion of Common Units (1)	533,369	(533,369)	—	—
Issuance of common stock upon exercise of options	32,391	—	—	—
Vesting of restricted awards, net of shares withheld for taxes (2)	2,546,430	—	—	—
Balance, November 30, 2024	309,173,121	30,692,235	94	3,372,184

(1)
Class A Common Stock issued for the conversion of Common Units settled in stock. Class V Common Stock are retired on a one-for-one basis when Common Units are converted into Class A Common Stock or settled in cash.
(2)
The Class A Common Stock withheld for taxes revert back to the 2021 Incentive Plan, as defined below, and are used for future grants.

16. Noncontrolling Interest

Noncontrolling interest represents the portion of E2open Holdings that we control and consolidate but do not own. As of November 30, 2024 and February 29, 2024, the noncontrolling interest represents a 9.0% and 9.3% ownership in E2open Holdings, respectively. As part of the Business Combination, E2open Parent Holdings, Inc. became the owner of E2open Holdings along with the existing owners of E2open Holdings through Common Unit ownership. The existing owners of E2open Holdings are shown as noncontrolling interest on the Condensed Consolidated Balance Sheets and their portion of the net income (loss) of E2open Holdings is shown as net income (loss) attributable to noncontrolling interest on the Unaudited Condensed Consolidated Statements of Operations.

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

During the three months ended November 30, 2024, there were no conversions of Common Units into Class A Common Stock. During the nine months ended November 30, 2024, there were 533,369 Common Units converted into Class A Common Stock with a value of $2.3 million based off the 5-day VWAP. This activity resulted in a decrease to noncontrolling interests of $2.3 million during the nine months ended November 30, 2024.

During the three and nine months ended November 30, 2023, there were 269,087 Common Units converted into Class A Common Stock with a value of $0.8 million based off the 5-day VWAP. This activity resulted in a decrease to noncontrolling interest of $0.8 million during the three and nine months ended November 30, 2023.

As of November 30, 2024 and February 29, 2024, there were a total of 30.7 million and 31.2 million Common Units held by participants of E2open Holdings.

We follow the guidance issued by the FASB regarding the classification and measurement of redeemable securities. Accordingly, we have determined that the Common Units meet the requirements to be classified as permanent equity.

17. Other Comprehensive Loss

Accumulated other comprehensive loss in the equity section of our Condensed Consolidated Balance Sheets includes:

($ in thousands)	Foreign Currency Translation Adjustment	Unrealized Holding Gains (Losses) on Foreign Exchange Forward Contracts	Unrealized Holding Gains (Losses) on Interest Rate Collar Agreements	Total
Balance, February 29, 2024	$(48,711)	$46	$1,830	$(46,835)

Other comprehensive loss	(5,979)	(46)	(1,663)	(7,688)
Other comprehensive loss	(5,979)	(46)	(1,663)	(7,688)
Balance, November 30, 2024	$(54,690)	$—	$167	$(54,523)

There were no income taxes recorded to other comprehensive loss during the three and nine months ended November 30, 2024.

The effect of amounts reclassified out of unrealized holding losses on derivatives into net loss was as follows:

	Three Months Ended November 30,		Nine Months Ended November 30,
($ in thousands)	2024	2023	2024	2023
Reclassifications:
Cost of revenue	$—	$36	$1	$127
Research and development	—	35	2	119
Sales and marketing	—	2	—	6
General and administrative	—	15	1	53
Total	$—	$88	$4	$305

The effect of amounts reclassified out of unrealized gains for interest rate collars as an offset to interest expense was as follows:

	Three Months Ended November 30,		Nine Months Ended November 30,
($ in thousands)	2024	2023	2024	2023
Reclassifications:
$100 million notional interest rate collar	$(109)	$(208)	$(531)	$(463)
$200 million notional interest rate collar	(102)	(290)	(693)	(596)
Total	$(211)	$(498)	$(1,224)	$(1,059)

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

	Three Months Ended November 30,		Nine Months Ended November 30,
(in thousands, except per share data)	2024	2023	2024	2023
Net loss per share:
Numerator - basic:
Net loss	$(381,644)	$(740,031)	$(457,285)	$(1,139,544)
Less: Net loss attributable to noncontrolling interest	(34,734)	(72,475)	(41,650)	(111,721)
Net loss attributable to E2open Parent Holdings, Inc. - basic	$(346,910)	$(667,556)	$(415,635)	$(1,027,823)

Numerator - diluted:
Net loss attributable to E2open Parent Holdings, Inc. - basic	$(346,910)	$(667,556)	$(415,635)	$(1,027,823)
Net loss attributable to E2open Parent Holdings, Inc. - diluted	$(346,910)	$(667,556)	$(415,635)	$(1,027,823)

Denominator - basic:
Weighted average shares outstanding - basic	308,904	303,848	307,894	303,188
Net loss per share - basic	$(1.12)	$(2.20)	$(1.35)	$(3.39)

Denominator - diluted:
Weighted average shares outstanding - basic	308,904	303,848	307,894	303,188
Weighted average shares outstanding - diluted	308,904	303,848	307,894	303,188
Diluted net loss per common share	$(1.12)	$(2.20)	$(1.35)	$(3.39)

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

The following table summarizes the potential common shares excluded from the calculation of diluted loss per common share as their effect would be anti-dilutive:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2024	2023	2024	2023
Series B-1 common stock	94	94	94	94
Series B-2 common stock	3,372,184	3,372,184	3,372,184	3,372,184
Restricted common units Series 2	2,627,724	2,627,724	2,627,724	2,627,724
Warrants	29,079,872	29,079,872	29,079,872	29,079,872
Common Units	30,692,235	32,879,559	30,692,235	32,954,797
Performance-based options	3,850,135	1,334,919	3,850,135	1,215,252
Time-based options	2,300,919	1,038,513	2,300,919	901,246
Performance-based restricted stock units	3,625,095	3,837,349	3,625,095	3,514,740
Time-based restricted stock units	12,312,167	8,449,869	12,312,167	9,778,141
Time-based restricted stock awards	—	187,824	—	408,881
Units/Shares excluded from the dilution computation	87,860,425	82,807,907	87,860,425	83,852,931

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

The following table presents the awards granted for Class A Common Stock:

	Nine Months Ended November 30,
	2024	2023
Awards granted
Options	1,811	1,232
RSUs	8,165	12,235
Cash-settled RSUs	7	24
Total awards granted	9,983	13,491

Options

Options are granted to our executive officers and senior management. These awards are recorded as equity awards within the Unaudited Condensed Consolidated Statements of Stockholders' Equity. The fiscal 2024 options were time-based with one-third of the options vesting at the end of the first year with the remaining options vesting ratably each quarter over the remaining two-years.

During the nine months ended November 30, 2024, we issued 32,391 shares of Class A Common Stock resulting from the exercise of stock options with a total intrinsic value of $0.2 million based on the market value on the date of exercise.

As of November 30, 2024, there were 3,850,135 unvested options that previously vested based on performance and will vest to the employee based on time and 2,300,919 unvested time-based options with an unrecognized compensation cost of $7.6 million.

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

As of November 30, 2024, there were 3,625,098 performance-based RSUs and 12,312,167 time-based RSUs unvested and expected to vest with an unrecognized compensation cost of $50.8 million.

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

As part of Mr. Andrew Appel's compensation as interim CEO, he received an initial RSA grant in October 2023 valued at $0.7 million, or 275,101 shares, under our 2021 Incentive Plan which vested after six months of issuance, or April 12, 2024.

Mr. Appel's Chief of Staff, Mr. McIndoe, was awarded an RSA grant in November 2023 valued at $0.4 million, or 133,780 shares, under our 2021 Incentive Plan which vested after five months of issuance, or April 12, 2024.

As of November 30, 2024, all of the RSAs are fully vested.

Liability Awards

For employees based in China, they are awarded cash-settled RSUs. The cash-settled RSUs issued during fiscal 2023 vest ratably over a three-year period. Beginning in fiscal 2024, the cash settled RSUs vest one-third at the end of the first year and then ratably each quarter over the remaining two years. The cash-settled RSUs must be settled in cash and are accounted for as liability-type awards. The fair value of these cash-settled RSUs equals the value of our Class A Common Stock on the date of grant and is remeasured at the end of each reporting period at fair value. The change in fair value is recorded in share-based compensation expense in the Unaudited Condensed Consolidated Statements of Operations. The liability for the cash-settled RSUs was negligible as of November 30, 2024 and February 29, 2024 and is included in accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets. As of November 30, 2024, there were 27,875 unvested cash-settled RSUs with unrecognized compensation cost of $0.1 million.

As of November 30, 2024, there were 12,152,072 shares of Class A Common Stock available for grant under the 2021 Incentive Plan.

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

The table below sets forth the functional classification in the Unaudited Condensed Consolidated Statements of Operations of our equity-based compensation expense:

	Three Months Ended November 30,		Nine Months Ended November 30,
($ in thousands)	2024	2023	2024	2023
Cost of revenue	$1,505	$1,304	$4,511	$3,059
Research and development	1,066	1,665	5,476	4,177
Sales and marketing	1,749	1,556	5,574	3,444
General and administrative	6,094	2,316	19,563	8,048
Total share-based compensation	$10,414	$6,841	$35,124	$18,728

20. Leases

We account for leases in accordance with ASC 842, Leases, which requires lessees to recognize lease liabilities and right-of-use (ROU) assets on the balance sheet for most operating leases.

Real Estate Leases

We lease our primary office space under non-cancelable operating leases with various expiration dates through September 2031. Many of our leases have an option to be extended from two to five years, and several of the leases give us the right to early cancellation with proper notification. Additionally, we have five subleases of our office leases as of November 30, 2024.

Several of the operating lease agreements require us to provide security deposits. As of November 30, 2024 and February 29, 2024, lease deposits were $3.2 million and $3.4 million, respectively. The deposits are generally refundable at the expiration of the lease, assuming all obligations under the lease agreement have been met. Deposits are included in prepaid and other current assets and other noncurrent assets in the Condensed Consolidated Balance Sheets.

During the nine months ended November 30, 2024, we incurred a $0.6 million impairment on our operating lease ROU assets and leasehold improvements due to vacating one location. We did not incur any impairments during the three months ended November 30, 2024 on our operating lease ROU assets and leasehold improvements. During the three and nine months ended November 30, 2023, we incurred a $0.1 million and $0.6 million impairments on our operating lease ROU assets and leasehold improvements, respectively, due to vacating three and seven locations, respectively, with the intent to sublease them. The impairments were recorded in general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations.

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

Vehicle Leases

We lease vehicles under non-cancelable operating lease arrangements which have various expiration dates through October 2028. We do not have the right to purchase the vehicles at the end of the lease term.

Equipment Leases

We purchase certain equipment under non-cancelable financing lease arrangements related to software and computer equipment and which have various expiration dates through November 2028. We have the right to purchase the software and computer equipment anytime during the lease or upon lease completion.

Balance Sheet Presentation

The following tables present the amounts and classifications of our estimated ROU assets, net and lease liabilities:

($ in thousands)	Balance Sheet Location	November 30, 2024	February 29, 2024
Operating lease right-of-use assets	Operating lease right-of-use assets	$16,627	$21,299
Finance lease right-of-use asset	Property and equipment, net	5,998	5,150
Total right-of-use assets		$22,625	$26,449

($ in thousands)	Balance Sheet Location	November 30, 2024	February 29, 2024
Operating lease liability - current	Current portion of operating lease obligations	$6,597	$7,378
Operating lease liability	Operating lease obligations	12,335	17,372
Finance lease liability - current	Current portion of finance lease obligations	2,207	1,448
Finance lease liability	Finance lease obligations	3,643	3,626
Total lease liabilities		$24,782	$29,824

Lease Cost and Cash Flows

The following table summarizes our total lease cost:

	Three Months Ended November 30,		Nine Months Ended November 30,
($ in thousands)	2024	2023	2024	2023
Finance lease cost:
Amortization of right-of-use asset	$491	$135	$1,298	$1,319
Interest on lease liability	108	23	282	124
Finance lease cost	599	158	1,580	1,443
Operating lease cost:
Operating lease cost	1,949	1,722	6,170	5,452
Variable lease cost	674	823	1,828	2,674
Sublease income	(211)	(209)	(635)	(440)
Operating net lease cost	2,412	2,336	7,363	7,686
Total net lease cost	$3,011	$2,494	$8,943	$9,129

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended November 30,
($ in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$5,945	$6,378

The following table presents the weighted-average remaining lease terms and discount rates of our leases:

	Nine Months Ended November 30,
	2024	2023
Weighted-average remaining lease term (in years):
Finance lease	2.97	4.14
Operating lease	3.41	3.98
Weighted-average discount rate:
Finance lease	7.01%	7.66%
Operating lease	7.32%	6.95%

Lease Liability Maturity Analysis

The following table reflects the undiscounted future cash flows utilized in the calculation of the lease liabilities as of November 30, 2024:

($ in thousands)	Operating Leases	Finance Leases
December 2024 - February 2025	$2,171	$637
2026	7,299	2,446
2027	5,856	1,869
2028	3,241	1,007
2029	1,422	561
Thereafter	1,455	—
Total	21,444	6,520
Less: Present value discount	(2,512)	(670)
Lease liabilities	$18,932	$5,850

21. Income Taxes

We calculate the provision for income taxes during interim periods by applying an estimate of the forecasted annual effective tax rate for the full fiscal year to ordinary income or loss (pretax income or loss excluding discrete items) for the reporting period. Our provision for income taxes was a benefit of $2.4 million, or 0.6%, for the three months ended November 30, 2024 compared to a benefit of $5.4 million, or 0.7%, for the three months ended November 30, 2023. Our provision for income taxes was a benefit of $2.4 million, or 0.5% for the nine months ended November 30, 2024 compared to a benefit of $73.8 million, or 6.1%, for the nine months ended November 30, 2023.

The loss before income taxes of $384.1 million and $745.4 million resulted in a $2.4 million and $5.4 million income tax benefit for the three months ended November 30, 2024 and 2023, respectively. The loss before income taxes of $459.7 million and $1,213.4 million resulted in an income tax benefit of $2.4 million and $73.8 million for the nine months ended November 30, 2024 and 2023, respectively. For the three and nine months ended November 30, 2024, the expected tax benefit was reduced due to higher deferred tax assets on entities that carry a valuation allowance and the goodwill impairment charge. The discrete impact of the goodwill impairment taken during the first and third quarters of fiscal 2024 resulted in a $3.7 million and $67.6 million income tax benefit, net of a valuation allowance of $154.5 million and $179.9 million for the three and nine months ended November 30, 2023, respectively.

As of November 30, 2024 and February 29, 2024, total gross unrecognized tax benefits were $2.5 million. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of November 30, 2024 and February 29, 2024, the total amount of gross interest and penalties accrued was $0.2 million, which is classified as other noncurrent liabilities in the Condensed Consolidated Balance Sheets.

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

23. Supplemental Cash Flow Information

Supplemental cash flow information and non-cash investing and financing activities are as follows:

	Nine Months Ended November 30,
(In thousands)	2024	2023
Supplemental cash flow information - Cash paid for:
Interest	$71,407	$76,748
Income taxes	4,978	6,232
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	1,590	1,053
Right-of-use assets obtained in exchange for operating lease obligations	533	8,708
Shares withheld for taxes on vesting of restricted stock	7,194	3,059
Conversion of Common Units to Class A Common Stock	2,253	836
Redeemable share-based awards	2,481	—

24. Subsequent Events

On December 16, 2024, Ms. Susan Bennett transitioned from Interim Executive Vice President and General Counsel to Chief Legal Officer and Secretary. As part of that transition, Ms. Bennett was granted various stock awards under our 2021 Incentive Plan as of December 20, 2024. Ms. Bennett was awarded time-based RSUs with a value of $1.5 million, or 570,343 shares, which vest one-third at the end of the first year and then ratably each quarter over the remaining two years. Ms. Bennett was also awarded performance-based RSUs with a value of $0.9 million, or 342,206 shares, which vest one-third at the end of the first year and then ratably each quarter over the remaining two years. The performance-based RSUs are measured based on obtaining an organic subscription revenue growth and constant currency adjusted EBITDA targets over a one-year period which are the same performance targets as the other performance RSUs granted during fiscal 2025. On January 7, 2025, Ms. Bennett was awarded time-based options with a value of $0.5 million, or 164,836 shares, with an exercise price of $2.73 which vest one-third on January 7, 2026 and then ratably each quarter over the remaining two years. The options will expire if unexercised at the end of ten years.

On December 20, 2024, Mr. Rachit Lohani was hired as the Chief Product and Technology Officer. As part of his onboarding, he was granted various stock awards under our 2021 Incentive Plan. Mr. Lohani was awarded time-based RSUs with a value of $3.0 million, or 1,102,942 shares, which vest ratably over a four-year period. Mr. Lohani was also awarded time-based RSUs with a value of $2.5 million, or 919,118 shares, which vest one-third at the end of the first year and then ratably each quarter over the remaining two years. Additionally, Mr. Lohani was awarded performance-based RSUs with a value of $1.0 million, or 367,648 shares, which time vest one-third at the end of the first year and then ratably each quarter over the remaining two years. The performance-based RSUs measurement will be determined by the board of directors in fiscal 2026. Mr. Lohani will not be eligible for additional stock grants until fiscal 2027.

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

Overview

We are a world-class end-to-end supply chain software platform that enables the world's largest companies to transform the way they make, move and sell goods and services. Our SaaS platform spans many key strategic and operational areas including channel, planning, global trade, logistics and supply. With the broadest cloud-native global SaaS platform purpose-built for modern supply chains, we connect manufacturing, logistics, channel and distributing partners as one multi-enterprise network. Our SaaS platform anticipates disruptions and opportunities to help companies improve efficiency, reduce waste and operate sustainably. In aggregate, we serve clients in all major countries in the world across a wide range of end-markets, including consumer goods, food and beverage, manufacturing, retail, industrial and automotive, aerospace and defense, technology and transportation, among others.

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

Recent Events

In October 2024, we lowered our projections for net sales and net operating income due to lower than anticipated new bookings, and the market price of our Class A Common Stock and market capitalization declined significantly. These declines resulted in a triggering event, and interim goodwill and indefinite-lived intangible asset impairment assessments were performed.

The fair value of E2open was calculated using an equally weighted combination of three different methods: discounted cash flow method, guideline public company method and guideline transaction method. The discounted cash flow method was based on the present value of estimated future cash flows which were based on management's estimates of projected net sales, net operating margins and terminal growth rates, taking into consideration market and industry conditions. Under the guideline public company method, the fair value was based on current and forward-looking earnings multiples using management's estimates of projected net sales and adjusted EBITDA margins with consideration of market premiums. Under the guideline transaction method, the fair value was based on pricing multiples derived from recently sold companies with similar characteristics to ours taking into consideration management's estimates of projected net sales and net operating income margins. The three approaches generated similar results and indicated that the fair value of E2open's equity and goodwill was less than its carrying amount. Therefore, during the three and nine months ended November 30, 2024, we recognized an impairment charge of $369.1 million to goodwill. See Note 5, Goodwill to the Notes to the Unaudited Condensed Consolidated Financial Statements.

The fair value of the indefinite-lived intangible asset was calculated using the relief from royalty payments method which was based on management's estimates of projected net sales and terminal growth rates, taking into consideration market and industry conditions. The interim assessment indicated that the fair value of E2open's indefinite-lived intangible asset was less than its carrying amount; therefore, during the three and nine months ended November 30, 2024, we recognized an impairment charge of $10.0 million to intangible assets, net for the indefinite-lived trademark / trade name. See Note 6, Intangible Assets, Net to the Notes to the Unaudited Condensed Consolidated Financial Statements.

Results of Operations

The following table is our Unaudited Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended November 30,		Nine Months Ended November 30,
($ in thousands, except per share amounts)	2024	2023	2024	2023
Revenue	$151,655	$157,497	$455,010	$476,105
Cost of revenue	(75,913)	(78,921)	(231,963)	(238,945)
Total gross profit	75,742	78,576	223,047	237,160

Operating Expenses
Research and development	23,259	24,937	74,035	75,748
Sales and marketing	21,529	22,583	62,850	63,692
General and administrative	20,831	24,739	65,753	85,414
Acquisition-related expenses	187	9	2,190	416
Amortization of acquired intangible assets	5,611	20,014	45,840	60,135
Goodwill impairment	369,100	687,700	369,100	1,097,741
Intangible asset impairment	10,000	30,000	10,000	34,000
Total operating expenses	450,517	809,982	629,768	1,417,146
Loss from operations	(374,775)	(731,406)	(406,721)	(1,179,986)
Interest and other expense, net	(25,423)	(24,643)	(75,946)	(75,886)
Gain from change in tax receivable agreement liability	2,530	2,888	1,464	8,355
Gain from change in fair value of warrant liability	4,893	2,617	13,053	18,786
Gain from change in fair value of contingent consideration	8,700	5,100	8,460	15,360
Total other expense	(9,300)	(14,038)	(52,969)	(33,385)
Loss before income tax provision	(384,075)	(745,444)	(459,690)	(1,213,371)
Income tax benefit	2,431	5,413	2,405	73,827
Net loss	(381,644)	(740,031)	(457,285)	(1,139,544)
Less: Net loss attributable to noncontrolling interest	(34,734)	(72,475)	(41,650)	(111,721)
Net loss attributable to E2open Parent Holdings, Inc.	$(346,910)	$(667,556)	$(415,635)	$(1,027,823)
Net loss attributable to E2open Parent Holdings, Inc. Class A common stockholders per share:
Basic	$(1.12)	$(2.20)	$(1.35)	$(3.39)
Diluted	$(1.12)	$(2.20)	$(1.35)	$(3.39)
Weighted-average common shares outstanding:
Basic	308,904	303,848	307,894	303,188
Diluted	308,904	303,848	307,894	303,188

Three Months Ended November 30, 2024 compared to Three Months Ended November 30, 2023

Revenue

	Three Months Ended November 30,
($ in thousands)	2024	2023	$ Change	% Change
Revenue:
Subscriptions	$132,000	$132,800	$(800)	-1%
Professional services and other	19,655	24,697	(5,042)	-20%
Total revenue	$151,655	$157,497	$(5,842)	-4%
Percentage of revenue:
Subscriptions	87%	84%
Professional services and other	13%	16%
Total	100%	100%

Subscriptions revenue was $132.0 million for the three months ended November 30, 2024, a $0.8 million, or 1%, decrease compared to subscriptions revenue of $132.8 million for the three months ended November 30, 2023. The decrease in subscriptions revenue was primarily due to lower new bookings and elevated churn over the last twelve months.

Professional services and other revenue were $19.7 million for the three months ended November 30, 2024, a $5.0 million, or 20%, decrease compared to $24.7 million for the three months ended November 30, 2023. The decrease in professional services and other revenue was due to lower billable hours partially driven by a higher focus of resources on retention and customer satisfaction and a decline in new bookings.

Our subscriptions revenue as a percentage of total revenue increased to 87% for the third quarter of fiscal 2025 compared to 84% for the third quarter of fiscal 2024. This increase was primarily due to a decline in professional services revenue. Our professional services and other revenue as a percentage of total revenue was 13% for the third quarter of fiscal 2025 compared to 16% for the third quarter of fiscal 2024.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended November 30,
($ in thousands)	2024	2023	$ Change	% Change
Cost of revenue:
Subscriptions	$35,640	$36,689	$(1,049)	-3%
Professional services and other	16,546	17,642	(1,096)	-6%
Amortization of acquired intangible assets	23,727	24,590	(863)	-4%
Total cost of revenue	$75,913	$78,921	$(3,008)	-4%

Gross profit:
Subscriptions	$72,633	$71,521	$1,112	2%
Professional services and other	3,109	7,055	(3,946)	-56%
Total gross profit	$75,742	$78,576	$(2,834)	-4%

Gross margin:
Subscriptions	55%	54%
Professional services and other	16%	29%
Total gross margin	50%	50%

Cost of subscriptions was $35.6 million for the three months ended November 30, 2024, a $1.0 million, or 3%, decrease compared to $36.7 million for the three months ended November 30, 2023. This decrease was primarily driven by a $1.4 million decrease in personnel costs when compared to the prior year.

Cost of professional services and other revenue was $16.5 million for the three months ended November 30, 2024, a $1.1 million, or 6%, decrease compared to $17.6 million for the three months ended November 30, 2023. The decrease was mainly due to a decrease of $1.3 million in personnel costs when compared to the prior year.

Amortization of acquired intangible assets was $23.7 million and $24.6 million for the three months ended November 30, 2024 and 2023, respectively.

Our subscriptions gross margin was 55% and 54% in the third quarter of fiscal 2025 and 2024, respectively.

Our professional services gross margin decreased in the third quarter of fiscal 2025 to 16% compared to 29% in the third quarter of fiscal 2024 primarily driven by our lower revenue in the third quarter of fiscal 2025.

Research and Development

	Three Months Ended November 30,
($ in thousands)	2024	2023	$ Change	% Change
Research and development	$23,259	$24,937	$(1,678)	-7%
Percentage of revenue	15%	16%

Research and development expenses were $23.3 million for the three months ended November 30, 2024, a $1.7 million, or 7%, decrease compared to $24.9 million for the three months ended November 30, 2023. The decrease was mainly due to a $1.5 million decrease in personnel costs mainly due to an increased mix in offshore resources when compared to the prior year period.

Sales and Marketing

	Three Months Ended November 30,
($ in thousands)	2024	2023	$ Change	% Change
Sales and marketing	$21,529	$22,583	$(1,054)	-5%
Percentage of revenue	14%	14%

Sales and marketing expenses were $21.5 million for the three months ended November 30, 2024, a $1.1 million, or 5%, decrease compared to $22.6 million in the prior year. The decrease was driven by a decline in consulting, marketing and travel expenses partially offset by an increase in personnel costs as compared to the prior year period.

General and Administrative

	Three Months Ended November 30,
($ in thousands)	2024	2023	$ Change	% Change
General and administrative	$20,831	$24,739	$(3,908)	-16%
Percentage of revenue	14%	16%

General and administrative expenses were $20.8 million for the three months ended November 30, 2024, a $3.9 million, or 16%, decrease compared to $24.7 million in the prior year. The decrease was the result of $3.3 million of lower personnel costs and $1.9 million of lower consulting expenses partially offset by $3.8 million of higher share-based compensation expense with the majority of the increase related to awards for onboarding our CEO.

Other Operating Expenses

	Three Months Ended November 30,
($ in thousands)	2024	2023	$ Change	% Change
Acquisition and other related expenses	$187	$9	$178	nm
Amortization of acquired intangible assets	5,611	20,014	(14,403)	-72%
Total other operating expenses	$5,798	$20,023	$(14,225)	-71%

Acquisition and other related expenses were $0.2 million and negligible for the three months ended November 30, 2024 and 2023, respectively. The increase in expenses was a result of our strategic alternatives review.

Amortization of acquired intangible assets was $5.6 million and $20.0 million for the third quarter of fiscal 2025 and 2024, respectively. The decrease in amortization expense was due to certain intangible assets being fully amortized.

Goodwill Impairment

	Three Months Ended November 30,
($ in thousands)	2024	2023	$ Change	% Change
Goodwill impairment	$369,100	$687,700	$(318,600)	-46%

During the third quarter of fiscal 2025 and 2024, the market price of our Class A Common Stock and market capitalization declined significantly. These declines resulted in us determining that triggering events occurred, and interim goodwill impairment assessments were performed. The result of the impairment assessments was the realization of a $369.1 million impairment charge in fiscal 2025 and a $687.7 million impairment charge in fiscal 2024.

Intangible Asset Impairment

	Three Months Ended November 30,
($ in thousands)	2024	2023	$ Change	% Change
Intangible asset impairment	$10,000	$30,000	$(20,000)	-67%

The decline in our stock price and market capitalization during the third quarter of fiscal 2025 and 2024 were also triggering events which resulted in interim indefinite-lived intangible asset impairment assessments. The result of these impairment assessments was the realization of a $10.0 million impairment charge in fiscal 2025 and a $30.0 million impairment charge in fiscal 2024.

Interest and Other Expense, Net

	Three Months Ended November 30,
($ in thousands)	2024	2023	$ Change	% Change
Interest and other expense, net	$(25,423)	$(24,643)	$(780)	3%

Interest and other expense, net was $25.4 million for the three months ended November 30, 2024, a $0.8 million, or 3%, increase compared to $24.6 million in the prior year. The increase was driven by higher realized exchange losses partially offset by lower interest expense on our debt due to normal principal payments and lower interest rates as well as additional interest income from money market funds in fiscal 2025 compared to fiscal 2024.

Gain from Change in Tax Receivable Agreement

	Three Months Ended November 30,
($ in thousands)	2024	2023	$ Change	% Change
Gain from change in tax receivable agreement liability	$2,530	$2,888	$(358)	-12%

During the three months ended November 30, 2024, we recorded a gain of $2.5 million related to the change in the fair value of the tax receivable agreement liability, including interest, compared to $2.9 million during the three months ended November 30, 2023. We have calculated the fair value of the tax receivable agreement payments and identified the timing of the utilization of the tax attributes. The tax receivable agreement liability, related to exchanges as of the Business Combination date, is revalued at the end of each reporting period with the gain or loss as well as the associated interest reflected in gain (loss) from change in tax receivable agreement liability in the Unaudited Condensed Consolidated Statements of Operations in the period in which the change occurred.

In addition, under ASC 450, transactions with partnership unit holders after the acquisition date will result in additional Tax Receivable Agreement liabilities that are recorded on a gross undiscounted basis. During the three months ended November 30, 2024 and 2023, the Tax Receivable Agreement applicable to this guidance decreased by $0.1 million and increased by a negligible amount, respectively.

Gain from Change in Fair Value of Warrant Liability

	Three Months Ended November 30,
($ in thousands)	2024	2023	$ Change	% Change
Gain from change in fair value of warrant liability	$4,893	$2,617	$2,276	87%

We recorded a gain of $4.9 million during the three months ended November 30, 2024, a $2.3 million increase compared to a gain of $2.6 million in the prior year for the change in fair value on the revaluation of our warrant liability associated with our warrants. We are required to revalue the warrants at the end of each reporting period and reflect in the Unaudited Condensed Consolidated Statements of Operations a gain or loss from the change in fair value of the warrant liability in the period in which the change occurred.

Gain from Change in Fair Value of Contingent Consideration

	Three Months Ended November 30,
($ in thousands)	2024	2023	$ Change	% Change
Gain from change in fair value of contingent consideration	$8,700	$5,100	$3,600	71%

We recorded a gain of $8.7 million during the three months ended November 30, 2024, a $3.6 million increase compared to a gain of $5.1 million in the prior year for the change in fair value on the revaluation of our contingent consideration associated with our restricted B-2 common stock and Series 2 RCUs. We are required to revalue the contingent consideration at the end of each reporting period or upon conversion and reflect in the Unaudited Condensed Consolidated Statements of Operations a gain or loss from the change in fair value of the contingent consideration in the period in which the change occurred.

Income Tax Benefit

	Three Months Ended November 30,
($ in thousands)	2024	2023	$ Change	% Change
Loss before income taxes	$(384,075)	$(745,444)	$361,369	-48%
Income tax benefit	2,431	5,413	(2,982)	-55%

Income tax benefit was $2.4 million, or 0.6%, for the three months ended November 30, 2024 compared to an income tax benefit of $5.4 million, or 0.7%, for the three months ended November 30, 2023. The change in the income tax expense is due to a lower estimated tax benefit for fiscal 2025 and the goodwill and indefinite-lived intangible impairment charges.

Nine Months Ended November 30, 2024 compared to Nine Months Ended November 30, 2023

Revenue

	Nine Months Ended November 30,
($ in thousands)	2024	2023	$ Change	% Change
Revenue:
Subscriptions	$394,959	$402,437	$(7,478)	-2%
Professional services and other	60,051	73,668	(13,617)	-18%
Total revenue	$455,010	$476,105	$(21,095)	-4%
Percentage of revenue:
Subscriptions	87%	85%
Professional services and other	13%	15%
Total	100%	100%

Subscriptions revenue was $395.0 million for the nine months ended November 30, 2024, a $7.5 million, or 2%, decrease compared to subscriptions revenue of $402.4 million for the nine months ended November 30, 2023. The decrease in subscriptions revenue was primarily due to lower new bookings and elevated churn over the last twelve months.

Professional services and other revenue were $60.1 million for the nine months ended November 30, 2024, a $13.6 million, or 18%, decrease compared to $73.7 million for the nine months ended November 30, 2023. The decrease in professional services and other revenue was due to lower billable hours partially driven by a higher focus of resources on retention and customer satisfaction and a decline in new bookings.

Our subscriptions revenue as a percentage of total revenue increased to 87% for the nine months of fiscal 2025 compared to 85% for the nine months of fiscal 2024. This increase is primarily due to a decline in professional services revenue. Our professional services and other revenue as a percentage of total revenue was 13% for the nine months of fiscal 2025 compared to 15% for the nine months of fiscal 2024 as professional services and other revenue declined.

Cost of Revenue, Gross Profit and Gross Margin

	Nine Months Ended November 30,
($ in thousands)	2024	2023	$ Change	% Change
Cost of revenue:
Subscriptions	$109,056	$110,013	$(957)	-1%
Professional services and other	49,829	55,014	(5,185)	-9%
Amortization of acquired intangible assets	73,078	73,918	(840)	-1%
Total cost of revenue	$231,963	$238,945	$(6,982)	-3%

Gross profit:
Subscriptions	$212,825	$218,506	$(5,681)	-3%
Professional services and other	10,222	18,654	(8,432)	-45%
Total gross profit	$223,047	$237,160	$(14,113)	-6%

Gross margin:
Subscriptions	54%	54%
Professional services and other	17%	25%
Total gross margin	49%	50%

Cost of subscriptions was $109.1 million for the nine months ended November 30, 2024, a $1.0 million, or 1%, decrease compared to $110.0 million for the nine months ended November 30, 2023. This decrease was primarily driven by a $4.0 million decline in personnel costs and $1.6 million decrease in depreciation expense when compared to the prior year. These decreases were partially offset by increases of $3.4 million in software costs, $1.2 million for hosting costs and $1.1 million in share-based compensation expenses when compared to the prior year.

Cost of professional services and other revenue was $49.8 million for the nine months ended November 30, 2024, a $5.2 million, or 9%, decrease compared to $55.0 million for the nine months ended November 30, 2023. The decrease was mainly due to a $4.5 million decline in personnel costs when compared to the prior year.

Amortization of acquired intangible assets was $73.1 million and $73.9 million for the nine months ended November 30, 2024 and 2023, respectively.

Our subscriptions gross margin was 54% in the nine months of fiscal 2025 and 2024.

Our professional services gross margin decreased in the nine months of fiscal 2025 to 17% compared to 25% in the nine months of fiscal 2024 primarily driven by our lower revenue in fiscal 2025.

Research and Development

	Nine Months Ended November 30,
($ in thousands)	2024	2023	$ Change	% Change
Research and development	$74,035	$75,748	$(1,713)	-2%
Percentage of revenue	16%	16%

Research and development expenses were $74.0 million for the nine months ended November 30, 2024, a $1.7 million, or 2%, decrease compared to $75.7 million for the nine months ended November 30, 2023. This decrease was primarily the result of a $4.5 million decline in personnel costs due to higher research and development software capitalization and an increased mix in offshore resources as compared to the prior year period. These decreases were partially offset by a $1.3 million increase in share-based compensation and $1.9 million increase in depreciation expense.

Sales and Marketing

	Nine Months Ended November 30,
($ in thousands)	2024	2023	$ Change	% Change
Sales and marketing	$62,850	$63,692	$(842)	-1%
Percentage of revenue	14%	13%

Sales and marketing expenses were $62.9 million for the nine months ended November 30, 2024, a $0.8 million, or 1%, decrease compared to $63.7 million in the prior year. The decrease was mostly driven by a $1.2 million reduction in marketing expenses and a decrease in consulting expenses partially offset by a $2.1 million increase in share-based compensation expenses and $1.3 million increase in personnel costs when compared to the prior year.

General and Administrative

	Nine Months Ended November 30,
($ in thousands)	2024	2023	$ Change	% Change
General and administrative	$65,753	$85,414	$(19,661)	-23%
Percentage of revenue	14%	18%

General and administrative expenses were $65.8 million for the nine months ended November 30, 2024, a $19.7 million, or 23%, decrease compared to $85.4 million in the prior year. The decrease was mainly a result of the $17.8 million accrual during the second quarter of fiscal 2024 as a result of an unfavorable arbitration ruling and settlement related to a 2014 contract between Kewill (a predecessor of BluJay) and a customer regarding Kewill's performance under the agreement. Additionally, we incurred lower spend for personnel costs of $4.4 million, consulting expenses of $3.4 million, depreciation of $1.0 million and facilities of $1.3 million for such items as rent and building maintenance due to office closures resulting from moving to a more remote workforce. These decreases were partially offset by $11.5 million of higher share-based compensation expense with the majority of the increase related to awards for onboarding our CEO when compared to the prior year period.

Other Operating Expenses

	Nine Months Ended November 30,
($ in thousands)	2024	2023	$ Change	% Change
Acquisition and other related expenses	$2,190	$416	$1,774	nm
Amortization of acquired intangible assets	45,840	60,135	(14,295)	-24%
Total other operating expenses	$48,030	$60,551	$(12,521)	-21%

Acquisition and other related expenses were $2.2 million and $0.4 million for the nine months ended November 30, 2024 and 2023, respectively. The increase in expenses was a result of our strategic alternatives review.

Amortization of acquired intangible assets was $45.8 million and $60.1 million for the nine months ended November 30, 2024 and 2023, respectively. The decrease in amortization expense was due to certain intangible assets being fully amortized.

Goodwill Impairment

	Nine Months Ended November 30,
($ in thousands)	2024	2023	$ Change	% Change
Goodwill impairment	$369,100	$1,097,741	$(728,641)	-66%

During the third quarter of fiscal 2025 and the first and third quarters of fiscal 2024, the market price of our Class A Common Stock and market capitalization declined significantly. These declines resulted in us determining that triggering events occurred, and interim goodwill impairment assessments were performed. The result of the impairment assessments was the realization of a $369.1 million impairment charge in fiscal 2025 and a $1,097.7 million impairment charge during fiscal 2024.

Intangible Asset Impairment

	Nine Months Ended November 30,
($ in thousands)	2024	2023	$ Change	% Change
Intangible asset impairment	$10,000	$34,000	$(24,000)	-71%

The decline in our stock price and market capitalization during the third quarter of fiscal 2025 and the first and third quarters of fiscal 2024 were also triggering events which resulted in interim indefinite-lived intangible asset impairment assessments. The result of these impairment assessments was the realization of a $10.0 million impairment charge in fiscal 2025 and a $34.0 million impairment charge in fiscal 2024.

Interest and Other Expense, Net

	Nine Months Ended November 30,
($ in thousands)	2024	2023	$ Change	% Change
Interest and other expense, net	$(75,946)	$(75,886)	$(60)	0%

Interest and other expense, net was $75.9 million for the nine months ended November 30, 2024 and 2023, respectively. The stability in interest and other expense, net was driven by higher realized exchange losses partially offset by additional interest income from money market funds in fiscal 2025 compared to fiscal 2024.

Gain from Change in Tax Receivable Agreement

	Nine Months Ended November 30,
($ in thousands)	2024	2023	$ Change	% Change
Gain from change in tax receivable agreement liability	$1,464	$8,355	$(6,891)	-82%

During the nine months ended November 30, 2024, we recorded a gain of $1.5 million related to the change in the fair value of the tax receivable agreement liability, including interest, compared to a gain of $8.4 million during the nine months ended November 30, 2023. We have calculated the fair value of the tax receivable agreement payments and identified the timing of the utilization of the tax attributes. The tax receivable agreement liability, related to exchanges as of the Business Combination date, is revalued at the end of each reporting period with the gain or loss as well as the associated interest reflected in gain (loss) from change in tax receivable agreement liability in the Unaudited Condensed Consolidated Statements of Operations in the period in which the change occurred.

In addition, under ASC 450, transactions with partnership unit holders after the acquisition date will result in additional Tax Receivable Agreement liabilities that are recorded on a gross undiscounted basis. During the nine months ended November 30, 2024 and 2023, the Tax Receivable Agreement applicable to this guidance increased by $0.5 million and a negligible amount, respectively.

Gain from Change in Fair Value of Warrant Liability

	Nine Months Ended November 30,
($ in thousands)	2024	2023	$ Change	% Change
Gain from change in fair value of warrant liability	$13,053	$18,786	$(5,733)	-31%

We recorded a gain of $13.1 million during the nine months ended November 30, 2024, a $5.7 million decrease compared to $18.8 million in the prior year for the change in fair value on the revaluation of our warrant liability associated with our warrants. We are required to revalue the warrants at the end of each reporting period and reflect in the Unaudited Condensed Consolidated Statements of Operations a gain or loss from the change in fair value of the warrant liability in the period in which the change occurred.

Gain from Change in Fair Value of Contingent Consideration

	Nine Months Ended November 30,
($ in thousands)	2024	2023	$ Change	% Change
Gain from change in fair value of contingent consideration	$8,460	$15,360	$(6,900)	-45%

We recorded a gain of $8.5 million during the nine months ended November 30, 2024, a $6.9 million decrease compared to a gain of $15.4 million in the prior year for the change in fair value on the revaluation of our contingent consideration associated with our restricted B-2 common stock and Series 2 RCUs. We are required to revalue the contingent consideration at the end of each reporting period or upon conversion and reflect in the Unaudited Condensed Consolidated Statements of Operations a gain or loss from the change in fair value of the contingent consideration in the period in which the change occurred.

Income Tax Benefit

	Nine Months Ended November 30,
($ in thousands)	2024	2023	$ Change	% Change
Loss before income taxes	$(459,690)	$(1,213,371)	$753,681	-62%
Income tax benefit	2,405	73,827	(71,422)	-97%

Income tax benefit was $2.4 million, or 0.5%, for the nine months ended November 30, 2024 compared to an income tax benefit of $73.8 million, or 6.1%, for the nine months ended November 30, 2023. The change in the income tax benefit between periods was primarily due to the increased goodwill and indefinite-lived intangible impairment charges in fiscal 2024.

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

The table below presents our Non-GAAP gross profit reconciled to our reported gross profit, the closest U.S. GAAP measure, for the periods indicated:

	Three Months Ended November 30,		Nine Months Ended November 30,
($ in thousands)	2024	2023	2024	2023
Gross profit
Reported gross profit	$75,742	$78,576	$223,047	$237,160
Depreciation and amortization	27,034	28,681	83,742	86,102
Non-recurring/non-operating costs (1)	44	1,099	578	3,269
Share-based compensation (2)	1,504	1,305	4,511	3,068
Non-GAAP gross profit	$104,324	$109,661	$311,878	$329,599
Gross margin	49.9%	49.9%	49.0%	49.8%
Non-GAAP gross margin	68.8%	69.6%	68.5%	69.2%

(1)
Primarily includes other non-recurring expenses such as the non-acquisition severance related to cost reduction initiatives and reorganizations, systems integrations, consulting and advisory fees.
(2)
Reflects non-cash, long-term share-based compensation expense.

The table below presents our Adjusted EBITDA reconciled to our net loss, the closest U.S. GAAP measure, for the periods indicated:

	Three Months Ended November 30,		Nine Months Ended November 30,
($ in thousands)	2024	2023	2024	2023
Net loss	$(381,644)	$(740,031)	$(457,285)	$(1,139,544)
Adjustments:
Interest expense, net	23,401	24,941	72,565	73,889
Income tax benefit	(2,431)	(5,413)	(2,405)	(73,827)
Depreciation and amortization	37,838	53,590	144,896	160,758
EBITDA	(322,836)	(666,913)	(242,229)	(978,724)
EBITDA Margin	-212.9%	-423.4%	-53.2%	-205.6%
Goodwill impairment charge (1)	369,100	687,700	369,100	1,097,741
Intangible asset impairment charge (2)	10,000	30,000	10,000	34,000
Right-of-use assets impairment charge (3)	—	70	576	619
Acquisition-related adjustments (4)	187	9	2,190	416
Gain from change in tax receivable agreement liability (5)	(2,530)	(2,888)	(1,464)	(8,355)
Gain from change in fair value of warrant liability (6)	(4,893)	(2,617)	(13,053)	(18,786)
Gain from change in fair value of contingent consideration (7)	(8,700)	(5,100)	(8,460)	(15,360)
Non-recurring/non-operating costs (8)	2,832	8,254	7,382	17,180
Legal settlement (9)	—	—	—	17,750
Share-based compensation (10)	10,415	6,841	35,125	18,744
Adjusted EBITDA	$53,575	$55,356	$159,167	$165,225
Adjusted EBITDA Margin	35.3%	35.1%	35.0%	34.7%

(1)
Represents the goodwill impairment taken in the third quarter of fiscal 2025 and the first and third quarters of fiscal 2024.
(2)
Represents the indefinite-lived tradename / trade name impairment taken in the third quarter of fiscal 2025 and the first and third quarters of fiscal 2024.
(3)
Represents the impairment of our operating lease ROU assets and leasehold improvements due to vacating certain facilities.
(4)
Primarily includes advisory, consulting, accounting and legal expenses and severance incurred in connection with merger and acquisition activities and the strategic alternatives review.
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

Three Months Ended November 30, 2024 compared to Three Months Ended November 30, 2023

Gross Profit

	Three Months Ended November 30,
($ in thousands)	2024	2023	$ Change	% Change
Gross profit	$75,742	$78,576	$(2,834)	-4%
Gross margin	49.9%	49.9%

Gross profit was $75.7 million for the three months ended November 30, 2024, a $2.8 million, or 4%, decrease compared to $78.6 million for the three months ended November 30, 2023. Subscriptions gross profit was up 2% while professional services and other gross profit was down 56%. Gross margin was 50% for the third quarter of fiscal 2025 and 2024.

Non-GAAP Gross Profit

	Three Months Ended November 30,
($ in thousands)	2024	2023	$ Change	% Change
Non-GAAP gross profit	$104,324	$109,661	$(5,337)	-5%
Non-GAAP gross margin	68.8%	69.6%

Non-GAAP gross profit was $104.3 million for the three months ended November 30, 2024, a $5.3 million, or 5%, decrease compared to $109.7 million for the three months ended November 30, 2023. The decrease in Non-GAAP gross profit was primarily due to a decline in total revenue partially offset by $1.8 million in lower personnel costs. The Non-GAAP gross margin was 69% and 70% in the third quarter of fiscal 2025 and 2024, respectively.

EBITDA

	Three Months Ended November 30,
($ in thousands)	2024	2023	$ Change	% Change
EBITDA	$(322,836)	$(666,913)	$344,077	-52%
EBITDA margin	-212.9%	-423.4%

EBITDA was a negative $322.8 million for the three months ended November 30, 2024, a $344.1 million increase compared to a negative $666.9 million for three months ended November 30, 2023. EBITDA margin was a negative 213% for the third quarter of fiscal 2025 compared to a negative 424% in the prior year. The increase in EBITDA and EBITDA margin was primarily related to the reduction in the impairment on goodwill of $318.6 million and indefinite-lived intangible asset impairment of $20.0 million between the third quarter of fiscal 2025 and 2024. Additionally, there was a $2.3 million increase in the gain for the fair value adjustment for the warrant liability and $3.6 million increase in the gain for the fair value adjustment for the contingent consideration liability related to the restricted Series B-2 common stock as compared to prior periods.

Adjusted EBITDA

	Three Months Ended November 30,
($ in thousands)	2024	2023	$ Change	% Change
Adjusted EBITDA	$53,575	$55,356	$(1,781)	-3%
Adjusted EBITDA margin	35.3%	35.1%

Adjusted EBITDA was $53.6 million for the three months ended November 30, 2024, a $1.8 million, or 3%, decrease compared to $55.4 million for the three months ended November 30, 2023. Adjusted EBITDA margin was 35% for the third quarter of fiscal 2025 and 2024. The decrease in Adjusted EBITDA was primarily a result of lower revenue and gross profit, partially offset by lower operating expenses compared to prior periods.

Nine Months Ended November 30, 2024 compared to Nine Months Ended November 30, 2023

Gross Profit

	Nine Months Ended November 30,
($ in thousands)	2024	2023	$ Change	% Change
Gross profit	$223,047	$237,160	$(14,113)	-6%
Gross margin	49.0%	49.8%

Gross profit was $223.0 million for the nine months ended November 30, 2024, a $14.1 million, or 6%, decrease compared to $237.2 million for nine months ended November 30, 2023. Subscriptions gross profit was down 3% while professional services and other gross profit was down 45%. Gross margin was 49% for the nine months of fiscal 2025 compared to 50% for the nine months of fiscal 2024.

Non-GAAP Gross Profit

	Nine Months Ended November 30,
($ in thousands)	2024	2023	$ Change	% Change
Non-GAAP gross profit	$311,878	$329,599	$(17,721)	-5%
Non-GAAP gross margin	68.5%	69.2%

Non-GAAP gross profit was $311.9 million for the nine months ended November 30, 2024, a $17.7 million, or 5%, decrease compared to $330.0 million for the nine months ended November 30, 2023. The decrease in Non-GAAP gross profit was primarily due to a decline in total revenue as well as $3.4 million in higher software costs and $1.5 million in additional hosting expenses in subscription costs of revenue. These decreases in non-GAAP gross profit were partially offset by $6.4 million in lower personnel costs. The Non-GAAP gross margin was 69% for the nine months of fiscal 2025 and 2024.

EBITDA

	Nine Months Ended November 30,
($ in thousands)	2024	2023	$ Change	% Change
EBITDA	$(242,229)	$(978,724)	$736,495	-75%
EBITDA margin	-53.2%	-205.6%

EBITDA was a negative $242.2 million for the nine months ended November 30, 2024, a $736.5 million increase compared to a negative $978.7 million EBITDA for the nine months ended November 30, 2023. EBITDA margin was a negative 53% for the nine months of fiscal 2025 compared to a negative 206% in the prior year. The increase in EBITDA and EBITDA margin was primarily related to the reduction in the impairment on goodwill of $728.6 million and indefinite-lived intangible asset impairment of $24.0 million between fiscal 2025 and fiscal 2024. We also incurred a $17.8 million litigation settlement for the unfavorable arbitration ruling related to the Kewill customer case in fiscal 2024. Additionally, there was a $5.7 million increase in the gain for the fair value adjustment for the warrant liability and a $6.9 million increase in the gain associated with the fair value adjustment for the contingent consideration liability related to the restricted Series B-2 common stock as compared to prior periods. These increases were partially offset by the decrease in gross profit.

Adjusted EBITDA

	Nine Months Ended November 30,
($ in thousands)	2024	2023	$ Change	% Change
Adjusted EBITDA	$159,167	$165,225	$(6,058)	-4%
Adjusted EBITDA margin	35.0%	34.7%

Adjusted EBITDA was $159.2 million for the nine months ended November 30, 2024, a $6.1 million, or 4%, decrease compared to $165.2 million for the nine months ended November 30, 2023. Adjusted EBITDA margin was 35% for the nine months of fiscal 2025 and 2024. The decrease in Adjusted EBITDA and EBITDA margin was primarily a result of lower revenue and gross profit, partially offset by lower operating expenses compared to prior periods.

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

We had $151.2 million in cash and cash equivalents and $155.0 million of unused borrowing capacity under our 2021 Revolving Credit Facility as of November 30, 2024. See Note 10, Notes Payable to the Notes to the Unaudited Condensed Consolidated Financial Statements. We believe our existing cash and cash equivalents, cash provided by operating activities and, if necessary, the borrowing capacity under our 2021 Revolving Credit Facility will be sufficient to meet our working capital, debt repayment and capital expenditure requirements for at least the next twelve months.

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

The 2021 Term Loan has a variable interest rate resulting in an interest rate of 8.19% and 8.95% as of November 30, 2024 and February 29, 2024, respectively, which was based on SOFR plus 350 basis points. As of November 30, 2024 and February 29, 2024, the 2021 Term Loan had a principal balance outstanding of $1,059.0 million and $1,067.2 million, respectively. There were no outstanding borrowings, no letters of credit and $155.0 million available borrowing capacity under the 2021 Revolving Credit Facility as of November 30, 2024 and February 29, 2024.

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

Cash Flows

The following table presents net cash from operating, investing and financing activities:

	Nine Months Ended November 30,
($ in thousands)	2024	2023
Net cash provided by operating activities	$46,147	$56,655
Net cash used in investing activities	(18,465)	(22,301)
Net cash used in financing activities	(9,642)	(10,798)
Effect of exchange rate changes on cash and cash equivalents	1,356	2,040
Net increase in cash, cash equivalents and restricted cash	19,396	25,596
Cash, cash equivalents and restricted cash at beginning of period	149,038	104,342
Cash, cash equivalents and restricted cash at end of period	$168,434	$129,938

Three Months Ended November 30, 2024 compared to Three Months Ended November 30, 2023

As of November 30, 2024, our consolidated cash, cash equivalents and restricted cash was $168.4 million, a $19.4 million increase from our balance of $149.0 million as of February 29, 2024.

Net cash provided by operating activities for the nine months ended November 30, 2024 was $46.1 million compared to $56.7 million for the nine months ended November 30, 2023. The $10.5 million decrease in cash was primarily driven by less cash provided by working capital items in fiscal 2025 from such items as the following:

•
a decrease in revenue and cash collected on accounts receivable;
•
a decrease in cash from channel client deposits; and
•
an increase in the cash used for accounts payable and accrued liabilities which includes items such as accrued compensation and trade accounts payable.

Net cash used in investing activities was $18.5 million and $22.3 million for the nine months ended November 30, 2024 and 2023, respectively, which represented cash used for the acquisition of software and property related to our data centers.

Net cash used in financing activities was $9.6 million and $10.8 million for the nine months ended November 30, 2024 and 2023, respectively. Repayments under the 2021 Term Loan were consistent between periods at $8.2 million. Additionally, we paid $1.1 million in additional finance lease payment in fiscal 2024 than in fiscal 2025.

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

Amounts payable under the Tax Receivable Agreement will be contingent upon, among other things, our generation of taxable income over the term of the Tax Receivable Agreement. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits subject to the Tax Receivable Agreement, we would not be required to make the related payments under the Tax Receivable Agreement. Although the amount of any payments required to be made under the Tax Receivable Agreement may be significant, the timing of these payments will vary and will generally be limited to one payment per member per year. During the nine months ended November 30, 2024, we paid $1.8 million to Tax Receivable Agreement holders of E2open Holdings. We did not make any payments to Tax Receivable Agreement holders of E2open Holdings prior to fiscal 2025.

The liability related to the Tax Receivable Agreement was $66.9 million and $69.7 million as of November 30, 2024 and February 29, 2024, respectively, assuming (1) a corporate tax rate of 23.7% as of November 30, 2024 and February 29, 2024, (2) no dispositions of corporate subsidiaries, (3) no material changes in tax law and (4) we do not elect an early termination of the Tax Receivable Agreement. However, due to the uncertainty of various factors, including: (a) the timing and value of future exchanges, (b) the amount and timing of our future taxable income, (c) changes in our tax rate, (d) no future dispositions of any corporate stock, (e) changes in the tax law and (f) changes in the discount rate, the likely tax savings we will realize and the resulting amounts we are likely to pay to the selling equity holders of E2open Holdings pursuant to the Tax Receivable Agreement are uncertain. Interest accrued on the portion of the Tax Receivable Agreement liability recorded under ASC 805 at a rate of LIBOR plus 100 basis points through June 30, 2023. Beginning July 1, 2023, interest will accrue at SOFR plus the applicable spread for the quarter. The portion of the Tax Receivable Agreement liability under ASC 450 is recorded on a gross undiscounted basis. These transactions, such as a conversion of Common Units to Class A Common Stock, result in a change in the Tax Receivable Agreement liability and a charge to equity.

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

As of November 30, 2024 and February 29, 2024, we had a current Tax Receivable Agreement liability of $6.3 million and $1.8 million, respectively, which was recorded in accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets. The determination of current and long-term is based on management's estimate of taxable income for the fiscal year and the determination that a Tax Receivable Agreement liability payment is due and payable within the next twelve months. To the extent the estimate differs from actual results, a reclass may be required for portions of the Tax Receivable Agreement liability between current and long-term.

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

Warrant Liability

As of November 30, 2024 and February 29, 2024, there were an aggregate of 29,079,872 warrants outstanding. Each warrant entitles its holder to purchase one share of our Class A Common Stock at an exercise price of $11.50 per share. The warrants are recorded as a liability in warrant liability on the Condensed Consolidated Balance Sheets with a balance of $1.7 million and $14.7 million as of November 30, 2024 and February 29, 2024, respectively. During the three months ended November 30, 2024 and 2023, a gain of $4.9 million and $2.6 million was recognized in gain from change in fair value of the warrant liability in the Unaudited Condensed Consolidated Statements of Operations, respectively. During the nine months ended November 30, 2024 and 2023, a gain of $13.1 million and $18.8 million was recognized in gain from change in fair value of the warrant liability, respectively.

Contingent Consideration

The contingent consideration liability was $9.6 million and $18.0 million as of November 30, 2024 and February 29, 2024, respectively. The fair value remeasurements resulted in a gain of $8.7 million and $5.1 million for the three months ended November 30, 2024 and 2023, respectively. The fair value remeasurements resulted in a gain of $8.5 million and $15.4 million for the nine months ended November 30, 2024 and 2023, respectively. The change in the contingent consideration is recognized in gain (loss) from change in fair value of the contingent consideration in the Unaudited Condensed Consolidated Statements of Operations. The contingent liability represents the Series B-2 common stock and Series 2 RCUs.

Leases

We account for leases in accordance with ASC 842, Leases, which requires lessees to recognize lease liabilities and ROU assets on the balance sheet for contracts that provide lessees with the right to control the use of identified assets for periods of greater than 12 months.

Our non-cancelable operating leases for our office spaces and vehicles have various expiration dates through September 2031. Under these leases, our undiscounted future cash flows utilized in the calculation of the lease liabilities as of November 30, 2024 were: $2.2 million for December 1, 2024 through February 28, 2025, $7.3 million for fiscal 2026, $5.9 million for fiscal 2027, $3.2 million for fiscal 2028, $1.4 million for fiscal 2029 and $1.5 million thereafter. These numbers include interest of $2.5 million.

Our non-cancelable financing lease arrangements relate to software and computer equipment and have various expiration dates through November 2028. We have the right to purchase the software and computer equipment anytime during the lease or upon lease completion. Under these leases, our undiscounted future cash flows utilized in the calculation of the lease liabilities as of November 30, 2024 were: $0.6 million for December 1, 2024 through February 28, 2025, $2.4 million for fiscal 2026, $1.9 million for fiscal 2027, $1.0 million for fiscal 2028 and $0.6 million for fiscal 2029. These numbers include interest of $0.7 million.

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

There have been no changes to our critical accounting policies and estimates during the three and nine months ended November 30, 2024 from those previously disclosed in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Form 10-K.

Recent Accounting Pronouncements

Recently issued and adopted accounting pronouncements are described in Note 2, Accounting Standards to the Notes to the Unaudited Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the market risks during the three and nine months ended November 30, 2024 from those previously disclosed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk of our 2024 Form 10-K.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the quarter ended November 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We review our disclosure controls and procedures, which may include internal controls over financial reporting, on an ongoing basis. From time to time, management makes changes to enhance the effectiveness of these controls and ensure that they continue to meet the needs of our business over time.

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

Item 1A. Risk Factors.

There have been no material changes in our risk factors during the three and nine months ended November 30, 2024 from those previously disclosed in Part I, Item 1A, Risk Factors of our 2024 Form 10-K. You should carefully consider the risk factors discussed in our 2024 Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or future results.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the quarter ended November 30, 2024, none of our directors and officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

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
4.2

Warrant Agreement, dated April 28, 2020, between Continental Stock Transfer & Trust Company and CC

Neuberger Principal Holdings I (incorporated by reference to Exhibit 4.1 of CCNB1’s Form 8-K (File No. 001-

39272), filed with the SEC on April 28, 2020).

4.3	Description of the Registrant’s Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.3 to Form 10-K, filed with the SEC on May 1, 2023).
10.1*	Employment Letter Agreement, by and between E2open Parent Holdings, Inc. and Susan E. Bennett, dated December 9, 2024.
10.2*	Employment Letter Agreement, by and between E2open Parent Holdings, Inc. and Rachit Lohani, dated December 20, 2024.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

* Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

E2open Parent Holdings, Inc.

Date: January 10, 2025	By:	/s/ Andrew M. Appel
Andrew M. Appel
Chief Executive Officer

Date: January 10, 2025	By:	/s/ Marje Armstrong
Marje Armstrong
Chief Financial Officer