Form 10-K
period 2025-02-28
E2open Parent Holdings, Inc.
filed 2025-04-29
CIK 1800347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)g OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of August 31, 2024, the aggregate market value of the registrant's Class A ordinary shares held by non-affiliates of the registrant was $736.7 million based on the closing sale price of $4.48 as reported on The New York Stock Exchange.

As of April 25, 2025, E2open Parent Holdings, Inc. had 310,168,075 shares of Class A common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's definitive proxy statement, in connection with its 2024 annual meeting of stockholders, to be filed within 120 days after the end of the fiscal year ended February 28, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

nm	not meaningful

NYSE	New York Stock Exchange

OEM	original equipment manufacturer

RCU	restricted common units representing Series 1 and Series 2 of E2open Holdings, LLC

SaaS	software-as-a-service or a software distribution model in which a company hosts applications for clients and makes these applications available to clients via the internet/cloud technology

SCM	omni-channel and supply chain management

SEC	U.S. Securities and Exchange Commission

SOFR	Secured Overnight Financing Rate

Abbreviation	Term
TAM	total addressable market, which is the estimated potential market size for SCM software in North America and Europe

Temasek	Temasek Holdings (Private) Limited

U.S. GAAP	generally accepted accounting principles in the United States

Forward-Looking Statements

This Annual Report on Form 10-K (2025 Form 10-K) contains “forward-looking statements” within the meaning of the federal securities law, and are subject to the safe harbor created under the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not relate solely to historical or current facts, and generally can be identified by the use of words such as “may,” “can,” “should,” “will,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” and similar expressions or future or conditional verbs. Without limiting the generality of the foregoing, forward-looking statements contained in this document include expectations regarding the future growth, operational and financial performance and business prospects and opportunities.

These forward-looking statements are based on information available as of the date of this 2025 Form 10-K and management's current expectations, forecasts and assumptions, and involve a number of judgments, known and unknown risks and uncertainties and other factors, many of which are outside the control of E2open Parent Holdings, Inc (we, our, us, Company or E2open) and outside the control of our directors, officers and affiliates. Accordingly, we can give no assurance that any expectation or belief will result or will be achieved or accomplished. Investors therefore should not place undue reliance on forward-looking statements.

As a result of a number of known and unknown risks and uncertainties, our results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

•
the effect of the volatile, negative or uncertain macro-economic and political conditions, tariffs, inflation, changes in interest rates, fluctuation in foreign currency exchange rates and the political effects of these factors on our business, our slowing growth rate, results of operations and financial condition as well as our clients' businesses and levels of business activity;
•
the inability to realize the value of the goodwill and intangible assets, which could result in the incurrence of material charges related to the impairment of those assets;
•
the inability to develop and market new product innovations and monetize our network;
•
the slowing of our growth rate due to lower than anticipated new bookings and higher than expected churn;
•
risks associated with our acquisitions, including churn, the ability to maintain client relationships and greater than expected liabilities;
•
the inability to attract new clients or upsell/cross sell existing clients or the failure to renew existing client subscriptions on terms favorable to us;
•
risks associated with our international operations, including the risks created by geopolitical instability;
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
•
inability to attract or retain key employees; and
•
certain other factors discussed elsewhere in this 2025 Form 10-K.

All forward-looking statements speak only as of the date of this 2025 Form 10-K and are expressly qualified in their entirety by the cautionary statements included in or incorporated by reference into this 2025 Form 10-K. We do not undertake any obligation to update, add or to otherwise correct any forward-looking statements contained herein to reflect events or circumstances after the date they were made, whether as a result of new information, future events, inaccuracies that become apparent after the date hereof or otherwise, except as required by law.

For a further discussion of these and other factors that could impact our future results and performance, see Part I, Item 1A, Risk Factors.

PART I

Item 1. Business

Company Overview

We are a world-class provider of cloud-based, end-to-end SCM and orchestration software. Our connected supply chain software platform enables the largest companies to transform the way they make, move and sell goods and services. With a cloud-native global SaaS platform purpose-built for modern supply chains, we connect more than 500,000 manufacturing, logistics, channel and distribution partners across our multi-enterprise network processing over 18 billion transactions annually. Our SaaS platform spans many key strategic and operational areas including omni-channel, demand sensing, supply planning, global trade management, transportation and logistics and manufacturing and supply management. We generate revenue from the sale of software subscriptions and professional services. Our software combines networks, data and applications to provide a deeply embedded, mission-critical platform that allows clients to optimize their channel and supply chains and accelerate their growth, reduce costs, increase visibility and improve resiliency. Given the mission-critical nature of our solutions, we maintain long-term relationships with our clients, which is reflected by our long client tenure. We serve approximately 5,600 clients in all major countries in the world across a wide range of end-markets, including consumer goods, food and beverage, manufacturing, retail, industrial and automotive, aerospace and defense, technology and transportation, among others.

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

Applications

Our end-to-end applications include advanced algorithms with artificial intelligence (AI) to help clients gain insights for enhanced decision-making across channel, supply chain planning, execution and procurement functions. The AI embedded within our applications encompasses a variety of technologies, including supervised machine learning, unsupervised machine learning and generative AI with large language models. Our applications are organized into five product families: Channel, Planning, Global Trade, Logistics and Supply.

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

Competitive Strengths

World-Class End-to-End Mission Critical Software

We are focused on providing a world-class cloud-based, end-to-end SCM and orchestration software that will provide the full supply chain visibility and solutions needed by our clients.

•
Single connected SCM platform for planning and execution, making aligned decisions that consider the realities of our client’s extended supply chain and orchestrating actions across internal and sub-tier ecosystem partners.
•
Connected decisions to comply with regulations that increasingly extend to sub-tiers beyond our client’s immediate control, manage risks and disruptions across extended supply chains that impact production and client service, accelerate growth to expand sales and revenue and improve operational efficiencies reducing waste and increasing profitability.

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

Our software is critical to the operations of companies with complex supply chain needs. It not only provides operational efficiencies but also contributes a financial impact through cost reductions and enabling new revenue opportunities. Our clients utilize our highly differentiated solutions to orchestrate their supply chains, which enables them to realize significant value and return on investment, especially in volatile environments.

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

Intellectual Property

We consider the protection of our intellectual property and proprietary information to be an important facet of our business. We own a number of trademarks, patents, copyrights and domain names registered in the United States and abroad that, together, are meaningful to our business, including the e2open, BluJay, Logistyx and INTTRA marks, among others. From time to time, we have pursued enforcement of our intellectual property rights against third parties and expect to do so in the future. In addition, we enter into customary confidentiality and invention assignment agreements with employees and contractors involved in the development of our intellectual property.

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

Risk Management

Management conducts regular enterprise risk assessments, which are reviewed with the Risk Committee of the board of directors, and then summarized for the board of directors. Enterprise risk assessments include an evaluation of the impact, likelihood, and velocity of risks, which determines the level of oversight necessary, including the use of outside advisors and experts as needed. A management comprised Executive Risk Committee responsible for reviewing and responding to risks also participates in the Disclosure Committee and provides input on relevant disclosure areas. The board of directors has assigned certain risks to board committees, e.g., environmental, social and governance (ESG) to the Nominating, Sustainability and Governance Committee and Enterprise Risk Management to the Risk Committee of the board of directors.

Human Capital

We believe our success in delivering cloud-based, end-to-end SCM software relies on our culture, values, and the creativity and commitment of our people. Each member of our global team performs an integral role within the organization that helps us to successfully manage our operations and serve our clients. We operate in 22 offices across North America, South America, Europe and Asia-Pacific. As of February 28, 2025, we had 3,873 full-time employees with 1,143 in North and South America, 451 in Europe and 2,279 in Asia-Pacific.

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

We foster innovation through the annual e2opennovation contest where individuals or teams develop innovative, useful, cost-saving and cutting-edge solutions that benefit clients, us and/or fellow team members. The competition includes two categories: (1) move the needle where innovation advances our three-year strategic goals and (2) hidden gems where innovation showcases work over the past year that elevates us and our clients.

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

Financial Information About Industry Segments

We have one reportable segment consisting of cloud-based, end-to-end SCM software and related professional services. All of our activities are interrelated, and we evaluate our performance in total as one segment.

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

Item 1A. Risk Factors

Risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this 2025 Form 10-K and other public statements we make are described below. Based on the information currently known to us, we believe that the matters discussed below identify the material risk factors affecting our business. However, the risks and uncertainties we face are not limited to those described below. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, but that could later become material, may also adversely affect our business.

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

Risks Related to Macroeconomic and Market Competition

•
Changes in the global economic environment, tariffs, inflation, elevated interest rates, recessions or prolonged periods of slow economic growth, and economic instability and actual and threatened geopolitical conflict, could have an adverse effect on our industry and business, as well as those of our clients and suppliers.
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
•
Our ability to develop our brand is important for our continued success.
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
•
Integration of AI into our software solutions presents a number of risks that could materially affect our financial condition and operations.
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

Risks Related to Being a Public Company and Ownership of Our Securities

•
CC Capital, Insight Partners, Francisco Partners and Temasek and their respective affiliates beneficially own a significant equity interest in us and all have representation on our board of directors, except Francisco Partners, and their interests may conflict with our or your interests.
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

Risks Related to Legal and Regulatory

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

In March 2024, the Company's management and board of directors announced a strategic review of the business to maximize value for our stockholders. We continue to actively work with financial advisors and legal counsel in this review process.

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

We have incurred and may continue to incur substantial expenses associated with identifying, evaluating, and negotiating potential strategic alternatives. The process of reviewing potential strategic alternatives has been and may continue to be time consuming, distracting and disruptive to our business operations. We have also incurred and may continue to incur additional unanticipated expenses in connection with this process. In addition, we may be subject to costly and time-consuming litigation related to the process. Further, the process has resulted and may continue to result in the loss of potential business opportunities and has had and may continue to have a negative effect on the market price and volatility of our common stock, as well as our ability to recruit and retain qualified personnel.

In addition, speculation regarding any developments related to the strategic review and perceived uncertainties related to the future of the Company may continue to cause our stock price to fluctuate significantly.

Risks Related to Macroeconomic and Market Competition

Changes in the global economic environment, tariffs, inflation, elevated interest rates, recessions or prolonged periods of slow economic growth, and economic instability and actual and threatened geopolitical conflict, could have an adverse effect on our industry and business, as well as those of our clients and suppliers.

Continuing concerns over economic and business prospects in the United States and throughout the world, including impacts related to tariffs, inflationary pressures and geopolitical disruptions have contributed to increased volatility and diminished expectations for the global economy. As a global company, we are subject to the risks arising from adverse changes in the domestic and global economies. In addition, uncertainty in the macroeconomic environment and associated global economic conditions have resulted in volatility in credit, equity and foreign currency markets. In fiscal 2025 and 2024, our revenues were subject to foreign currency exchange volatility, resulting in a negative impact of approximately $0.3 million and a positive impact of approximately $2.2 million from foreign currency exchange rates year-over-year, respectively. These macroeconomic conditions have and are likely to continue to affect the buying patterns of our clients and prospective clients, including the length of sales cycles, our overall pipeline and pipeline conversion rates and our revenue growth expectations. In addition, we have experienced, and could experience in the future, delays in payments from our clients experiencing weakness in their business as a result of the macroeconomic environment and associated global economic conditions, which could increase our credit risk exposure or adversely impact our cash flows and harm our financial condition. For example, in fiscal 2025, we experienced lower new bookings, elevated churn, lengthening sales cycles, a decrease in pipeline conversion rates and slower revenue growth. If macroeconomic or geopolitical conditions deteriorate, our overall results of operations could be adversely affected; we may not be able to grow at the rates we have experienced in the past and we could fail to meet the expectations of investors.

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

Our revenue, results of operations and cash flows depend on the overall demand for and use of technology and information for global SCM, which depends in part on the amount of spending allocated by our clients or potential clients on supply chain technology and information. This spending depends on worldwide economic and geopolitical conditions. The U.S. and other key international economies have experienced cyclical downturns from time to time in which economic activity was impacted by falling demand for a variety of goods and services; tariffs, poor liquidity; reduced corporate profitability; volatility in credit, equity and foreign exchange markets; bankruptcies; a public health crisis; and overall economic uncertainty. These economic conditions can arise suddenly, and the full impact of such conditions often remains uncertain. In addition, geopolitical developments can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets.

Concerns about the systemic impact of a global recession, tariffs, increasing energy costs, geopolitical issues or the availability and cost of credit could lead to increased market volatility, decreased consumer confidence and diminished growth expectations in the U.S. economy and abroad, which in turn could affect the rate of information technology spending and adversely affect our clients' ability or willingness to purchase our services, delay prospective clients' purchasing decisions, reduce the value or duration of their subscription contracts or affect attrition rates, all of which could adversely affect our future sales and operating results. Prolonged economic slowdowns may result in requests to renegotiate existing contracts on less advantageous terms to us than those currently in place, payment defaults on existing contracts or non-renewal at the end of a contract term.

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

We have a substantial amount of indebtedness and are significantly leveraged. As of February 28, 2025, we had outstanding indebtedness in the principal amount of $1,056.3 million. Our 2021 Revolving Credit Facility has a borrowing capacity of $155.0 million with no outstanding borrowings as of February 28, 2025. Our substantial level of indebtedness increases the possibility that we may be unable to generate sufficient cash to pay the principal, interest or other amounts due in respect of our indebtedness. Our substantial indebtedness, combined with our other financial obligations and contractual commitments, may have a material adverse impact on us and our business. For example, it could:

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

All of the borrowings under the credit agreement (Credit Agreement), including the senior secured term loan due in 2028 and revolving credit facility due in 2026, bear interest at variable rates and are subject to the risk of changes in interest rates. In April 2025, the revolving credit facility due date was extended to February 2028. The Federal Reserve raised interest rates substantially during fiscal 2023 and 2024, and as a result the interest we pay on our debt has increased significantly and has adversely impacted our results of operations and cash flows. This adverse impact may continue or worsen during fiscal 2025 if the Federal Reserve maintains interest rates at their current higher levels or elects to raise interest rates further.

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

Approximately 85% of our revenue is recurring and consists of subscriptions revenue. Our subscription products generally have recurring annual subscription periods. While many of our subscriptions provide for automatic renewal, our clients may opt-out of automatic renewals and clients have no obligation to renew a subscription after the expiration of the term. Our clients may or may not renew their subscriptions as a result of a number of factors, including their satisfaction or dissatisfaction with our products and services, our pricing or pricing structure, the pricing or capabilities of the products and services offered by our competitors, the effects of economic conditions or reductions in our clients' spending levels or ability to pay for our offerings and services. In addition, our clients may renew for fewer subscriptions, renew for shorter contract lengths if they were previously on multi-year contracts or switch to lower cost offerings of our products and services. If our clients do not renew their subscription arrangements, maintenance or other services agreements or if they renew them on less favorable terms, our revenue may decline. A substantial portion of our quarterly subscription revenue is attributable to agreements entered into during previous quarters. As a result, if there is a decline in renewed subscription agreements in any one quarter, only a small portion of the decline will be reflected in our revenue recognized in that quarter and the rest will be reflected in our revenue recognized in the following four quarters or more.

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

To increase our revenue, we must add new clients or sell additional products or upgrades to existing clients. Even if we capture a significant volume of leads from our digital marketing activities, we must be able to convert those leads into sales of our products to new or existing clients in order to achieve revenue growth.

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

Our ability to develop our brand is important for our continued success.

We have been successful to date despite not having strong brand name recognition with those for whom we compete for business. Our ability to develop our brand is important in expanding our base of clients, partners and employees. Our brand will depend largely on our ability to remain a technology leader and continue to provide high-quality innovative products, services and features. If we fail to develop our brand, or if our investments in digital advertising, events and other branding programming are unsuccessful, our business, operating results and financial condition may be materially and adversely affected.

Delays in implementing our products could adversely impact our business, results of operations, cash flows and financial condition.

Due to the size and complexity of most of our software implementations, our implementation cycle can be lengthy and may result in delays. Our products may require modification or customization and must integrate with our clients' existing systems. This can be time-consuming and expensive for clients and can result in implementation and deployment delays of our products. Additional delays could result if we fail to attract, train and retain services personnel. These delays and resulting client dissatisfaction could limit our future sales opportunities, harm our reputation and adversely impact results of operations, cash flows and financial condition.

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

We have experienced rapid growth, which has placed, and will continue to place, significant demands on our management and our operational and financial resources. Our organizational structure is becoming more complex as we scale our operational, financial and management controls, as well as our reporting systems and procedures. As we continue to grow, we face challenges of integrating, developing, training and motivating a rapidly growing employee base in our various offices around the world and navigating a complex multi-national regulatory landscape. If we fail to manage our anticipated growth and change in a manner that preserves the functionality of our platforms and solutions, the quality of our products and services may suffer, which could negatively affect our brand and reputation and harm our ability to attract clients.

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

As a provider of cloud-based software services, we store, process and transmit large amounts of confidential information, largely proprietary business data of our clients. Our systems, networks and services may be vulnerable to security incidents such as cyberattacks, ransomware, phishing, social engineering, malware infections, insider threats, denial-of-service attacks and other disruptions. A successful security breach could result in the loss of proprietary information, theft of client and employee data, operational disruption, loss of revenue, regulatory investigations or legal liability. Moreover, public perception of the effectiveness of our security measures, or the discovery of a breach—regardless of materiality—could damage our brand, reduce demand for our services and negatively affect our ability to retain clients.

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

Integration of AI into our software solutions presents a number of risks that could materially affect our financial condition and operations.

Our business is focused on integrating AI into our software solutions to enhance functionality, optimize user experience and provide innovative features. However, the integration of AI presents a number of risks that could materially affect our financial condition and operations.

Reliance on Third-Party AI Technologies: A significant portion of our AI capabilities relies on third-party providers for cloud computing services, machine learning frameworks and pre-built AI models. If any of these third-party vendors experience technological failures, service outages or disruptions in their offerings, our ability to provide AI-powered features could be significantly impaired, which may harm our reputation and client retention.

Data Privacy and Security Risks: AI systems require access to large datasets to train and improve algorithms, which may include confidential client data. The collection, processing and storage of such data expose us to privacy and security risks. If our AI systems are compromised, or if we fail to comply with evolving data protection laws (such as Europe's General Data Protection Regulation (GDPR)), we could face regulatory penalties, reputational damage and litigation, which could harm our business.

Regulatory and Compliance Risks: AI technology is subject to increasing scrutiny from governments and regulators worldwide. In particular, there is a lack of clear regulatory frameworks surrounding the development and deployment of AI technologies. New laws or regulations could impose restrictions on the use of AI in our products, require significant changes to our existing AI systems or subject us to additional compliance costs. Any failure to comply with such regulations could result in fines, penalties and reputational harm.

Client Adoption and Market Acceptance: While AI integration offers potential competitive advantages, some of our clients may be reluctant to adopt AI-powered solutions due to concerns over transparency or control. If we fail to demonstrate the value of our AI technologies or if our clients reject AI features, we could experience slower adoption rates and reduced revenue growth.

We have a significant amount of goodwill and intangible assets on our balance sheet, and our results of operations may be adversely affected if we fail to realize the full value of our goodwill and intangible assets.

We have goodwill of $1,213.8 million and $1,843.5 million and net intangible assets of $673.0 million and $841.0 million as of February 28, 2025 and February 29, 2024, respectively. In accordance with U.S. GAAP, goodwill and intangible assets with an indefinite life are not amortized but are subject to a periodic impairment evaluation. Goodwill and acquired intangible assets with an indefinite life are tested for impairment at least annually or when events and circumstances indicate that fair value of a reporting unit may be below their carrying value. Some factors that could lead to a goodwill impairment assessment would be:

•
a material decline in the price of the Class A Common Stock;
•
macroeconomic factors;
•
our overall financial performance;
•
company specific events such as a change in strategy or exiting a portion of the business;
•
significant adverse changes in clients demand or business climate; and
•
related competitive considerations.

Acquired intangible assets with definite lives are amortized on a straight-line basis over the estimated period over which we expect to realize economic value related to the intangible asset. In addition, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset might not be recoverable. If indicators of impairment are present, we evaluate the carrying value in relation to estimates of future undiscounted cash flows. Our ability to realize the value of the goodwill and intangible assets will depend on the future cash flows of the businesses we have acquired, which in turn depends in part on how well we have integrated these businesses into our own business. Judgments made by management relate to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows of the carrying amounts of such assets. The accuracy of these judgments may be adversely affected by several factors, including significant:

•
underperformance relative to historical or projected future operating results;
•
changes in the manner of our use of acquired assets or the strategy for our overall business;
•
negative industry or economic trends; or
•
decline in our market capitalization relative to net book value for a sustained period.

These types of events or indicators and the resulting impairment analysis could result in impairment charges in the future. If we are not able to realize the value of the goodwill and intangible assets, we may be required to incur material charges relating to the impairment of those assets. We perform our annual goodwill impairment test during the fourth quarter of each year.

During the third and fourth quarters of fiscal 2025, first and third quarters of fiscal 2024 and second and fourth quarters of fiscal 2023, we experienced a significant decline in the market price of our Class A Common Stock and market capitalization. In addition, in certain of these quarters, we experienced slowing growth and lowered projections due to lower than anticipated new bookings, lower revenue, higher than expected churn and macroeconomic impacts. These factors resulted in us determining that triggering events occurred, and goodwill impairment assessments were performed for the respective quarters. The assessments indicated that the fair value of our equity and goodwill was less than its carrying amount and resulted in a goodwill impairment charge totaling $614.1 million, $1,097.7 million and $901.6 million in fiscal 2025, 2024 and 2023, respectively.

Such impairment charges, like the charges that we incurred in fiscal 2025, 2024 and 2023, could materially and adversely affect our business, results of operations and financial condition. In accordance with U.S. GAAP, we will continue to test goodwill for impairment at least annually or when events and circumstances trigger the requirement for an interim evaluation.

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

Volatility in, or lack of performance of, our stock price may also affect our ability to attract and retain key employees. Many of our key employees have been granted and may be granted a substantial number of shares of common stock and/or stock options. Employees may be more likely to terminate their employment with us if the value of these awards significantly declines based on our stock price relative to the fair value grant price.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

We have employees in 20 countries, and these global operations could be disrupted at any time by natural or other disasters, telecommunications failures, acts of terrorism or war, power or water shortages, extreme weather conditions (whether as a result of climate change or otherwise), medical epidemics or pandemics (such as the COVID-19 pandemic) and other natural or manmade disasters or catastrophic events. The occurrence of any of these business disruptions could result in significant losses, serious harm to our revenue, profitability and financial condition, adversely affect our competitive position, increase our costs and expenses, and require substantial expenditures and recovery time in order to fully resume operations. We have a significant concentration of employees in India and Malaysia on whom we rely. Any disaster or series of disasters in these countries where we have a concentration of employees could significantly disrupt our operations and have a material adverse effect on our business, results of operations and financial condition.

Risks Related to International Operations

Because our long-term success depends on our ability to operate our business internationally and increase sales of our products to clients located outside of the United States, our business is susceptible to risks associated with international operations.

We have significant international operations around the world, including India, Malaysia, the United Kingdom, the Netherlands, Belgium, Germany, Poland, China and Hong Kong. We market and sell our products worldwide. We expect to continue to expand our international operations for the foreseeable future. The continued international expansion of our operations requires significant management attention and financial resources and results in increased administrative and compliance costs. Our limited experience in operating our business in certain regions outside the United States increases the risk that our expansion efforts into those regions may not be successful. In particular, our business model may not be successful in particular countries or regions outside the United States for reasons that we currently are unable to anticipate. We are subject to risks associated with international sales and operations including, but not limited to:

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

The current geopolitical conflicts have caused and may continue to lead to disruptions, instability and volatility in local, regional, national and global markets and economies. Countries worldwide have imposed targeted sanctions and export control measures and have threatened additional sanctions and export control measures, which have resulted in severe or complete restriction on exports to and other commerce and business dealings. We have been working closely with outside advisors to ensure our products comply with all sanctions and global regulatory requirements. To date, the conflicts have not materially affected our business. However, we continue to monitor the situation.

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

Risks Related to Being a Public Company and Ownership of Our Securities

CC Capital, Insight Partners, Francisco Partners and Temasek and their respective affiliates beneficially own a significant equity interest in us and all have representation on our board of directors, except Francisco Partners, and their interests may conflict with our or your interests.

CC Capital, Insight Partners, Francisco Partners and Temasek and their respective affiliates (collectively, the "Controlling Entities") collectively control approximately 37% of our total voting equity as of February 28, 2025. The Controlling Entities are entitled to at least one board representation pursuant to the Amended and Restated Investor Rights Agreement; at this time, all Controlling Entities have exercised their right to board representation, except for Francisco Partners. As a result, they have significant influence over our decisions to enter into any corporate transaction. In addition, the Controlling Entities are each in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. The Controlling Entities may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. Our certificate of incorporation provides that certain parties may engage in competitive businesses and renounces any entitlement to certain corporate opportunities offered to the private placement investors or any of their managers, officers, directors, equity holders, members, principals, affiliates and subsidiaries (other than us and our subsidiaries) that are not expressly offered to them in their capacities as our directors or officers. The certificate of incorporation also provides that certain parties or any of their managers, officers, directors, equity holders, members, principals, affiliates and subsidiaries (other than us and our subsidiaries) do not have any fiduciary duty to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us or any of our subsidiaries.

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

As of February 28, 2025, we have 29,079,872 warrants outstanding that are exercisable to purchase one Class A Common Stock at $11.50 per share. The outstanding warrants consist of 13,799,872 warrants offered in the IPO, 10,280,000 private placement warrants issued in conjunction with the closing of the IPO and 5,000,000 Forward Purchase Warrants issued pursuant to the Forward Purchase Agreement. When the warrants are exercised, they will increase the number of issued and outstanding shares of Class A Common Stock and reduce the value of the Class A Common Stock. These warrants expire five years after the Closing Date in February 2026, or earlier upon redemption or liquidation.

Risks Related to the Holding Company Structure and Tax Receivable Agreement

We are a holding company and our only material asset is our interest in E2open Holdings, and we are accordingly dependent upon distributions made by our subsidiaries to pay taxes, make payments under the Tax Receivable Agreement and pay dividends.

We are a holding company with no material assets other than our ownership of the Common Units and RCUs and our managing member interest in E2open Holdings. As a result, we have no independent means of generating revenue or cash flow. Our ability to pay taxes, make payments under the Tax Receivable Agreement and pay dividends will depend on the financial results and cash flows of E2open Holdings. Deterioration in the financial condition, earnings or cash flow of E2open Holdings for any reason could limit or impair E2open Holdings' ability to pay such distributions. Additionally, to the extent that we need funds and E2open Holdings is restricted from making such distributions under applicable law or regulation or under the terms of any financing arrangements, or E2open Holdings is otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition.

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

Risks Related to Legal and Regulatory

Our use of open source software could negatively affect our ability to sell our products and subject us to possible litigation.

Our software platform utilizes software licensed by third parties under any one or more open source licenses, and we expect to continue to incorporate open source software in our business in the future. There is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our solutions. Such a situation could result in infringement claims and the need to reengineer our solutions, both of which could be costly depending on the specific circumstances. In addition to license risk, use of open source software may increase security vulnerabilities or infringing or broken code if not properly supported and managed.

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

We could incur greater operating expenses, and our user acquisition and retention could be negatively impacted if network operators:

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

Governance Structure

Board of Directors Oversight

The Risk Committee of our board of directors is responsible for the oversight of our Cyber Risk Program. The Chief Legal Officer provides quarterly updates to the Risk committee regarding the status, findings and developments within the Cyber Risk Program. In addition, the Risk Committee receives updates and presentations from the Senior Vice President, Information Security and Compliance (SVP) at each Risk Committee meeting that cover, among other things, our cyber incidents and responses, ongoing cyber threats, material risks, deployment of cybersecurity controls and risk mitigants, engagement of third parties (e.g., consultants and auditors) and third-party tools, our cyber insurance coverages and our employee-training programs. The Risk Committee then reports to the full board of directors at each regular meeting of the board of directors. Additionally, at least one member of our board of directors possesses cybersecurity risk oversight experience, which contributes to the board’s ability to understand and evaluate cybersecurity-related matters.

Management’s Assessment and Management of Cybersecurity Threats

Members of the executive management team, along with others from senior management and others with varying areas of expertise, are engaged as part of our Cyber Risk Program:

•
Senior Vice President, Information Security and Compliance: Our SVP manages our Cyber Risk Program and reports directly to the Chief Legal Officer. He manages the day-to-day information security operation, oversees our security analysts and engineers and is a member of our Cybersecurity Subcommittee. He is trained in cybersecurity strategy, planning and execution and holds industry recognized security certification, including Certified Information Systems Security Professional (CISSP) from the International Information System Security Certification Consortium (ISC2) and Certified Information Security Manager (CISM) from the Information Systems Audit and Control Association (ISACA). Our SVP has extensive experience regarding cybersecurity matters and threats affecting business-to-business software and cloud service vendors such as E2open.
•
Chief Legal Officer: Our Chief Legal Officer, who also serves as our Acting Chief Risk Officer, supervises the SVP's management of our Cyber Risk Program and is the chair of our Cybersecurity Subcommittee of our Disclosure Committee. Our Chief Legal Officer has experience providing legal advice regarding cybersecurity-related programs as well as engaging with outside advisors and insurance brokers and underwriters on cybersecurity coverage, claims and loss mitigation.

•
Cybersecurity Subcommittee of the Disclosure Committee: We have created a Cybersecurity Subcommittee of our management Disclosure Committee which includes, the Chief Legal Officer, SVP and Chief Accounting Officer. The Cybersecurity Subcommittee meets to discuss and evaluate whether certain cybersecurity incidents require public disclosure and makes recommendations regarding disclosure to the Disclosure Committee. Additionally, the Chair of the Subcommittee shall convene a meeting when either: (a) she believes a reported incident or the occurrence of a series of related incidents, requires the analysis and discussion of the Subcommittee; or (b) when any member of the Subcommittee believes that such a discussion would be appropriate. Such meeting shall be convened within 48 hours of the incident, or sooner if reasonably practicable, to expediate a materiality determination for public company reporting purposes. This Cybersecurity Subcommittee is pivotal in ensuring timely disclosure of material information and complying with the SEC’s final rules on cybersecurity risk governance adopted in late 2023.
•
Cyber Response Team: Pursuant to our Crisis Response Program, our Response Team, which comprises the Chief Legal Officer, Chief Financial Officer and an expanded team from our material business lines and administrative departments, as well as outside advisors/experts (cyber forensics, external legal counsel, law enforcement, public relations), is charged with managing the Company through a cybersecurity incident (or other event or series of events) that rise to the level of a Company “crisis.” The Program includes protocols by which the Chief Legal Officer or Chief Financial Officer, on behalf of the Response Team, will report to or engage the Chief Executive Officer and the Chairman of the board of directors if and when an incident becomes a crisis or potential crisis.
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

Risk Management and Strategy

Overview of Processes for Assessing, Identifying, and Managing Material Cyber Risks

The principal objectives of our Cyber Risk Program are to minimize the risks associated with cybersecurity threats to our business operations, financial performance and financial condition, and protect the confidential information, intellectual property and other assets of E2open, and those of our clients, vendors, partners, employees and consumers that can be at risk due to cybersecurity threats to E2open.

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

Under our Cyber Risk Program, our SVP, and the cybersecurity staff, along with the Cyber Response Team, with input where appropriate from our third-party advisors, work to identify our cybersecurity threats, assess the risks and deploy appropriate technologies and processes to mitigate the risks. When cybersecurity incidents occur, these resources work to manage through the incident utilizing advanced security tools and playbooks, and in accordance with processes set out in our various policies and practice documents, which include internal communications protocols to keep the executive team and, where appropriate, the Risk Committee and board of directors informed. Pertinent policy and practice documents include, among others, our Crisis Response Plan, which describes the detailed processes and procedures that should be followed in the event of a cybersecurity incident.

As an important cybersecurity risk mitigant, E2open provides mandatory training to its new hires and existing employees on a regular basis, including phishing simulation tests and follow-up tests as needed, along with monthly cybersecurity newsletters and other cyber risk-related communications.

Integration into Overall Risk Management System or Processes

The Cyber Risk Program is integrated into our overall risk management systems and processes. Our risk management systems and processes comprise numerous components, including published policies and procedures, risk detection systems, tools and protocols (automated and human); internal and external independent auditing; management committee review; defined lines of communications; employee training; engagement of outside advisors and experts; assessment and utilization of both commercial and self-insurance opportunities; client contract standardization where possible; legal review of vendor engagements and new products for regulatory compliance; and regular operations reviews with the Chief Executive Officer and Risk Committee. E2open utilizes the foregoing systems and processes to best ensure effective management of our risks and associated cybersecurity threats.

Engagement of Third Parties

As part of our Cyber Risk Program, we engage outside independent auditors, consultants, and professional advisors. We use independent auditors to certify compliance with internal control over financial reporting, the American Institute of Certified Public Accountants' Systems and Organization Controls (SOC 2) security framework. We also conduct reviews for compliance with data protection regulation such as Europe's GDPR and regulation of various U.S. states as the California Consumer Privacy Act (CCPA). We also engage industry-leading cybersecurity service and systems providers to assist with protection from and detection of cybersecurity threats and incidents and our responses to them.

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

Risks from Cybersecurity Threats—Likely Material Impact

See the risk factor entitled Cyber-attacks and security vulnerabilities could result in serious harm to our reputation, business and financial condition. in Item 1A, Risk Factors. To date, we have not identified any material cybersecurity threats or incidents that have materially affected our business strategy, results of operations or financial condition. However, we cannot guarantee that future incidents will not have a material impact.

Item 2. Properties

Our corporate headquarters is located at 14135 Midway Road, Suite G300, Addison, Texas 75001. In addition, we lease other corporate office spaces in the following locations:

U.S. Locations	International Locations
Rogers, Arkansas	Moonee Ponds, Australia
Naples, Florida	Shanghai, China
Holland, Michigan	Tranbjerg, Denmark
Keego Harbor, Michigan	Bad Homburg, Germany
Parsippany, New Jersey	Karlsruhe, Germany
Kowloon, Hong Kong
Bangalore, India
Hyderabad, India
Pune, India
Kuala Lumpur, Malaysia
Dordrecht, Netherlands
Christchurch, New Zealand
Lima, Peru
Manchester, United Kingdom

Our data centers are operated through co-location facilities, where we provide our own equipment to be used in leased space. While the data center space is leased, we own all the equipment that sits within those data centers. We also have managed service locations, where we do not own any equipment and do not have access to the facilities. A third party manages the data center operations and equipment. We utilize and optimize data centers and public cloud services throughout the world to attain secure application availability, at a minimum, of 99.5% uptime infrastructure. The following table sets forth our material technology infrastructure, including location and function, for our properties throughout the world (all of which are leased).

Location	Function
San Jose, California	Production, Configuration, Disaster Recovery
Sunnyvale, California	Development, Staging
Denver, Colorado	Disaster Recovery, Production
Chicago, Illinois	Production, Configuration, Disaster Recovery
Shanghai, China	Production, Disaster Recovery, Staging, Communication
Hong Kong	Production, Disaster Recovery, Staging, Communication
Ballerup, Denmark	Development, Production
Frankfurt, Germany	Production, Staging
Amsterdam, Netherlands	Production
London, United Kingdom	Production
Manchester, United Kingdon	Production, Staging

Item 3. Legal Proceedings

In 2014, Kewill (a predecessor of BluJay) entered into a software licensing and service contract with a customer that resulted in a dispute over Kewill’s performance under the agreement. In June 2020, prior to our acquisition of BluJay, the customer filed suit. BluJay and its external counsel considered the claims meritless and intended to file a counter claim for delinquent uncollected receivables. At the time of the BluJay Acquisition in September 2021, an allowance for credit losses was recorded in purchase accounting against the uncollected receivables from this customer. No further accrual was established for this litigation at the time of the acquisition or in subsequent periods through the first quarter of fiscal 2024, as in our judgment, which was based on the advice of external legal counsel, the claims were without merit. Any loss beyond the uncollected receivables was not considered probable and the maximum exposure was believed to be immaterial. In February 2022, consistent with the related contractual terms, the case moved to binding arbitration. Upon conclusion of the arbitration proceedings in August 2023, the arbitrator ruled against BluJay. On September 14, 2023, the parties agreed to a settlement for $17.8 million which resolved the matter and released us from all alleged claims. The settlement was paid on September 20, 2023.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders of Record

Our Class A Common Stock is listed on the NYSE under the symbol “ETWO.” As of April 25, 2025, there were 91 holders of record of our Class A Common Stock.

Dividends

We do not intend to declare or pay cash dividends in the foreseeable future. Our management anticipates that all earnings and other cash resources, if any, will be retained for investment in our business.

Warrants

Our public warrants, which have an exercise price of $11.50 per share and expire in February 2026, were previously listed on the NYSE under the symbols “ETWO-WT.” On March 24, 2025, the staff of the NYSE Regulation determined to commence proceedings to delist our warrants and immediately suspended their trading. These actions were pursuant to minimum trading price requirements contained in Section 802.01D of the Listed Company Manual. As of March 25, 2025, these warrants began trading on the OTC Markets under the ticker symbol OTC:ETWOW. As a result, any over-the-counter market quotes reflect inter-dealer prices without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

As of February 28, 2025, there were 29,079,872 warrants outstanding. Each warrant entitles its holder to purchase one share of our Class A Common Stock at an exercise price of $11.50 per share. The 10,280,000 private placement warrants became exercisable upon the Domestication. The Forward Purchase Warrants became exercisable upon the effectiveness of our Form S-1, which was initially filed on March 5, 2021 and became effective March 29, 2021. The 13,799,872 public warrants became exercisable on April 28, 2021. The private placement warrants, public warrants and Forward Purchase Warrants expire five years after the Closing Date, or earlier upon redemption or liquidation. There were no warrants exercised during the fiscal years ended February 28, 2025, February 29, 2024 and February 28, 2023.

See Note 18, Warrants in the Notes to the Consolidated Financial Statements for additional information about redemption of the warrants.

Securities Authorized for Issuance Under Equity Compensation Plans

The E2open Parent Holdings, Inc. 2021 Omnibus Incentive Plan (2021 Incentive Plan) is our only equity compensation plan. We currently utilize the 2021 Incentive Plan to make equity and equity-based incentive awards to officers, employees, directors and consultants. For more information about the 2021 Incentive Plan, see Note 23, Share-Based Compensation in the Notes to the Consolidated Financial Statements.

The following table sets forth certain information regarding the 2021 Incentive Plan as of February 28, 2025:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Rights		Weighted- Average Exercise Price of Outstanding Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	23,788,059	(1)	4.33	9,729,170	(1)
Equity compensation plans not approved by stockholders	—		N/A	—
Total	23,788,059		N/A	9,729,170

(1)
For more information about the 2021 Incentive Plan, see Note 23, Share-Based Compensation in the Notes to the Consolidated Financial Statements.

Performance Graph

The following graph shows our cumulative total stockholder return for the period from June 15, 2020 and ending on February 28, 2025. June 15, 2020 is the day the units and warrants began trading separately on the NYSE. The graph also shows the cumulative total returns of the Russell 3000 index, in which we are included, and our peer group listed below.

The comparison below assumes $100 was invested on June 15, 2020 in our common stock, the Russell 3000 index and each member of our peer group and assumes that all dividends are reinvested. Our stock performance shown in the following graph is not indicative of future stock price performance.

$250
$200
$150
$100
$50
$0
6/15/20
2/28/21
2/28/22
2/28/23
2/29/24
2/28/25
E2open Parent Holdings, Inc.
Russell 3000 Index
Peer Group

This graph shall not be deemed incorporated by reference by any general statement incorporated by reference to this Form 10-K into any filing under the Securities Act or Exchange Act, except to the extent that we specifically incorporate this information by reference therein and shall not otherwise be deemed filed under either the Securities Act or Exchange Act.

Our peer group as of February 28, 2025 is as follows:

Company Name	Ticker Symbol	Company Name	Ticker Symbol
Manhattan Associates, Inc.	MANH	SPS Commerce, Inc.	SPSC
Kinaxis Inc.	KXS.TO	Tecsys Inc.	TCS.TO
Logility Supply Chain Solutions, Inc.	LGTY	The Descartes Systems Group Inc.	DSG.TO

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This item contains a discussion of our business, including a general overview of our business, properties, results of operations, liquidity and capital resources as well as quantitative and qualitative disclosures about market risk.

The following discussion should be read in conjunction with the consolidated financial statements and related notes in Item 8, Financial Statements of this 2025 Form 10-K. This Item 7 contains “forward-looking” statements that involve risks and uncertainties. See Forward-Looking Statements at the beginning of this 2025 Form 10-K.

Our fiscal year end is the final day in February. Our fiscal years 2025, 2024 and 2023 ended February 28, 2025, February 29, 2024 and February 28, 2023, respectively, and were each fifty-two-week periods.

Overview

We are a world-class end-to-end supply chain software platform that enables the world's largest companies to transform the way they make, move and sell goods and services. Our SaaS platform spans many key strategic and operational areas including channel, planning, global trade, logistics and supply. With a cloud-native global SaaS platform purpose-built for modern supply chains, we connect manufacturing, logistics, channel and distribution partners as one multi-enterprise network. Our SaaS platform anticipates disruptions and opportunities to help companies improve efficiency, reduce waste and operate sustainably. In aggregate, we serve clients in all major countries in the world across a wide range of end-markets, including consumer goods, food and beverage, manufacturing, retail, industrial and automotive, aerospace and defense, technology and transportation, among others.

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

Goodwill Impairment

During the third and fourth quarters of fiscal 2025, first and third quarters of fiscal 2024 and second and fourth quarters of fiscal 2023, we experienced a significant decline in the market price of our Class A Common Stock and market capitalization. In addition, in certain of these quarters, we experienced slowing growth and lowered projections due to lower than anticipated new bookings, lower revenue, higher than expected churn and macroeconomic impacts. These factors resulted in us determining that triggering events occurred, and goodwill impairment assessments were performed for the respective quarters.

During fiscal 2025, 2024 and 2023, the fair value of E2open was calculated using a combination of the discounted cash flow method, guideline public company method and guideline transaction method. In each impairment, the approaches generated similar results and indicated that the fair value of E2open's goodwill was less than its carrying amount and resulted in goodwill impairment charges totaling $614.1 million, $1,097.7 million and $901.6 million in fiscal 2025, 2024 and 2023, respectively.

See Note 7, Goodwill to the Notes to the Consolidated Financial Statements.

Intangible Assets Impairment

During the third and fourth quarters of fiscal 2025 and first and third quarters of fiscal 2024, we experienced a significant decline in the market price of our Class A Common Stock and market capitalization. In addition, in certain of these quarters, we experienced slowing growth and lowered projections due to lower than anticipated new bookings, lower revenue, higher than expected churn and macroeconomic impacts. These factors resulted in us determining that triggering events occurred, and indefinite-lived intangible asset impairment assessments were performed for the respective quarters. The fair value of the indefinite-lived intangible asset was calculated using the relief from royalty payments method which was based on management's estimates of projected net sales and terminal growth rates, taking into consideration market and industry conditions. The assessments indicated that the fair value of E2open's indefinite-lived intangible asset was less than its carrying amount; therefore, during the fiscal years ended February 28, 2025 and February 29, 2024, we recognized an impairment charge of $18.5 million and $34.0 million to intangible assets, net, for the indefinite-lived trademark / trade name, respectively. We did not have an impairment for intangible asset during the fiscal year ended February 28, 2023. See Note 8, Intangible Assets, Net to the Notes to the Consolidated Financial Statements.

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

For subscription-based contracts, we generally invoice in advance. Subscription revenue is recognized ratably over the life of the contract. For transactional-based contracts, we recognize revenue for these contracts when the performance obligation is fulfilled. Transaction-based contracts represented 2%, 2% and 4% of our revenue in the fiscal years ended February 28, 2025, February 29, 2024 and February 28, 2023, respectively.

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

Total Revenue by Geographic Locations

Revenues by geographical region consisted of the following:

	Fiscal Year Ended
($ in thousands)	February 28, 2025	February 29, 2024	February 28, 2023
Americas	$520,674	$536,316	$549,246
Europe	67,686	77,857	81,062
Asia Pacific	19,328	20,381	21,907
Total revenue	$607,688	$634,554	$652,215

Revenues by geography are determined based on the region of our contracting entity, which may be different than the region of the client, or where the software solutions are being utilized or accessed. United States revenue was approximately 85%, 84% and 83%, during the fiscal years ended February 28, 2025, February 29, 2024 and February 28, 2023, respectively. No other country represented more than ten percent of total revenue during these periods.

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

Sales and Marketing

Sales and marketing expenses primarily consist of personnel and related costs for our sales and marketing staff. It also includes the costs of promotional events, corporate communications, online marketing, solution marketing and other brand-building activities, in addition to depreciation, amortization and other allocated costs. We defer and amortize sales commissions that are incremental and directly related to obtaining client contracts in accordance with ASC 606 and ASC 340-40, Other Assets and Deferred Cost-Contracts with Customers. We amortize sales commissions over the period that products are expected to be delivered to clients, including expected renewals. We have determined this period to be four years, beginning when costs are incurred. Certain sales commissions that would have an amortization period of less than a year are expensed as incurred to sales and marketing expenses.

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

Contingent Consideration

The contingent consideration liability is due to the issuance of the restricted Series B-2 common stock and Series 2 RCUs of E2open Holdings as part of the Business Combination. These shares and units were issued on a proportional basis to each holder of Class A shares in CCNB1 and Common Units.

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

Results of Operations

The following table is our Consolidated Statements of Operations for the periods indicated:

	Fiscal Year Ended
($ in thousands, except per share amounts)	February 28, 2025	February 29, 2024	February 28, 2023
Revenue	$607,688	$634,554	$652,215
Cost of revenue	(308,004)	(316,863)	(321,932)
Total gross profit	299,684	317,691	330,283

Operating Expenses
Research and development	97,955	101,420	97,982
Sales and marketing	79,304	87,734	87,960
General and administrative	86,199	108,048	88,070
Acquisition-related expenses	4,556	2,080	16,297
Amortization of acquired intangible assets	51,445	80,276	82,812
Goodwill impairment	614,100	1,097,741	901,566
Intangible asset impairment	18,500	34,000	—
Total operating expenses	952,059	1,511,299	1,274,687
Loss from operations	(652,375)	(1,193,608)	(944,404)
Interest and other expense, net	(99,343)	(102,460)	(76,831)
Impairment of cost method investment	(5,500)	—	—
Gain (loss) from change in tax receivable agreement liability	5,565	2,190	(2,886)
Gain from change in fair value of warrant liability	14,131	14,903	37,523
Gain from change in fair value of contingent consideration	12,900	11,520	16,020
Total other expense	(72,247)	(73,847)	(26,174)
Loss before income tax provision	(724,622)	(1,267,455)	(970,578)
Income tax (expense) benefit	(1,163)	82,376	250,376
Net loss	(725,785)	(1,185,079)	(720,202)
Less: Net loss attributable to noncontrolling interest	(65,955)	(115,055)	(71,499)
Net loss attributable to E2open Parent Holdings, Inc.	$(659,830)	$(1,070,024)	$(648,703)
Net loss attributable to E2open Parent Holdings, Inc. Class A common stockholders per share:
Basic	$(2.14)	$(3.52)	$(2.15)
Diluted	$(2.14)	$(3.52)	$(2.15)
Weighted-average common shares outstanding:
Basic	308,268	303,751	301,946
Diluted	308,268	303,751	301,946

Fiscal Year Ended February 28, 2025 Compared to Fiscal Year Ended February 29, 2024

Revenue

	Fiscal Year Ended
($ in thousands)	February 28, 2025	February 29, 2024	$ Change	% Change
Revenue:
Subscriptions	$527,958	$536,792	$(8,834)	-2%
Professional services and other	79,730	97,762	(18,032)	-18%
Total revenue	$607,688	$634,554	$(26,866)	-4%
Percentage of revenue:
Subscriptions	87%	85%
Professional services and other	13%	15%
Total	100%	100%

Subscriptions revenue was $528.0 million in fiscal 2025, a $8.8 million, or 2%, decrease compared to $536.8 million in fiscal 2024. The decrease in subscriptions revenue was primarily due to lower new bookings and elevated churn over the last twelve months.

Professional services and other revenue was $79.7 million in fiscal 2025, a $18.0 million, or 18%, decrease compared to $97.8 million in fiscal 2024. The decrease in professional services and other revenue was due to lower billable hours partially driven by a higher focus of resources on retention and client satisfaction and a decline in new bookings.

Our subscriptions revenue as a percentage of total revenue increased to 87% for the fiscal year ended February 28, 2025 from 85% for the fiscal year ended February 29, 2024. This increase was primarily due to a decline in professional services revenue. Our professional services and other revenue as a percentage of total revenue was 13% for fiscal 2025 compared to 15% for fiscal 2024 as professional services and other revenue declined.

Cost of Revenue, Gross Profit and Gross Margin

	Fiscal Year Ended
($ in thousands)	February 28, 2025	February 29, 2024	$ Change	% Change
Cost of revenue:
Subscriptions	$145,668	$146,006	$(338)	0%
Professional services and other	65,725	72,249	(6,524)	-9%
Amortization of acquired intangible assets	96,611	98,608	(1,997)	-2%
Total cost of revenue	$308,004	$316,863	$(8,859)	-3%

Gross profit:
Subscriptions	$285,679	$292,178	$(6,499)	-2%
Professional services and other	14,005	25,513	(11,508)	-45%
Total gross profit	$299,684	$317,691	$(18,007)	-6%

Gross margin:
Subscriptions	54%	54%
Professional services and other	18%	26%
Total gross margin	49%	50%

Cost of subscriptions was $145.7 million in fiscal 2025, a $0.3 million decrease compared to $146.0 million in fiscal 2024. This decrease was primarily driven by a $3.8 million decline in personnel costs and $2.8 million decrease in depreciation expense when compared to the prior year. These decreases were partially offset by increases of $4.9 million in software costs, $1.7 million for hosting costs and $1.0 million in share-based compensation expense when compared to the prior year.

Cost of professional services and other revenue was $65.7 million in fiscal 2025, a $6.5 million, or 9%, decrease compared to $72.2 million in fiscal 2024. The decrease was mainly due to a $5.7 million decline in personnel costs when compared to the prior year.

Amortization of acquired intangible assets was $96.6 million in fiscal 2025 compared to $98.6 million in fiscal 2024.

Our subscriptions gross margin was 54% for fiscal 2025 and 2024.

Our professional services gross margin was down for fiscal 2025 to 18% compared to 26% for fiscal 2024 primarily driven by our lower revenue in fiscal 2025.

Research and Development

	Fiscal Year Ended
($ in thousands)	February 28, 2025	February 29, 2024	$ Change	% Change
Research and development	$97,955	$101,420	$(3,465)	-3%
Percentage of revenue	16%	16%

Research and development expenses were $98.0 million in fiscal 2025, a $3.5 million, or 3%, decrease compared to $101.4 million in fiscal 2024. The decrease was primarily due to a $5.8 million decline in personnel costs due to higher research and development software capitalization, an increased mix of offshore resources as well as a $1.2 million reduction in consulting expenses compared to the prior year. These decreases were partially offset by a $2.1 million increase in depreciation expense mainly related to capitalized software costs and $1.0 million increase in share-based compensation expense.

Sales and Marketing

	Fiscal Year Ended
($ in thousands)	February 28, 2025	February 29, 2024	$ Change	% Change
Sales and marketing	$79,304	$87,734	$(8,430)	-10%
Percentage of revenue	13%	14%

Sales and marketing expenses were $79.3 million in fiscal 2024, a $8.4 million decrease compared to $87.7 million in fiscal 2024. The decrease was mostly driven by reductions of $2.6 million in marketing expenses, $1.9 million in bad debt expense, $1.6 million in software costs, $1.2 million in personnel costs and $1.0 million in travel expenses when compared to the prior year. These decreases were partially offset by a $1.0 million increase in share-based compensation expense.

General and Administrative

	Fiscal Year Ended
($ in thousands)	February 28, 2025	February 29, 2024	$ Change	% Change
General and administrative	$86,199	$108,048	$(21,849)	-20%
Percentage of revenue	14%	17%

General and administrative expenses were $86.2 million in fiscal 2025, a $21.8 million, or 20%, decrease compared to $108.0 million in fiscal 2024. The decrease was mainly a result of the $17.8 million legal settlement in fiscal 2024 associated with the unfavorable ruling related to a 2014 contract between Kewill (a predecessor of BluJay) and a customer regarding Kewill's performance under the agreement as noted above. Additionally, we incurred lower spend for personnel costs of $4.6 million, consulting expenses of $5.2 million, depreciation expense of $1.1 million and facilities costs of $2.3 million for such items as rent and building maintenance due to office closures resulting from moving to a more remote workforce. These decreases were partially offset by $14.0 million of higher share-based compensation expense with the majority of the increase related to awards for onboarding our Chief Executive Officer (CEO) when compared to the prior year.

Other Operating Expenses

	Fiscal Year Ended
($ in thousands)	February 28, 2025	February 29, 2024	$ Change	% Change
Acquisition and other related expenses	$4,556	$2,080	$2,476	nm
Amortization of acquired intangible assets	51,445	80,276	(28,831)	-36%
Total other operating expenses	$56,001	$82,356	$(26,355)	-32%

Acquisition and other related expenses were $4.6 million in fiscal 2025, a $2.5 million increase compared to $2.1 million in fiscal 2024. The increase in expenses was a result of our strategic alternatives review announced in March 2024.

Amortization of acquired intangible assets was $51.4 million in fiscal 2025, a $28.8 million, or 36%, decrease compared to $80.3 million in fiscal 2024. The decrease in amortization expense was due to certain intangible assets being fully amortized.

Goodwill Impairment

	Fiscal Year Ended
($ in thousands)	February 28, 2025	February 29, 2024	$ Change	% Change
Goodwill impairment	$614,100	$1,097,741	$(483,641)	-44%

As indicated above, goodwill impairment triggering events occurred during fiscal 2025 and 2024 resulting in the performance of goodwill impairment assessments. The result of the impairment assessments was the realization of a $614.1 million and $1,097.7 million impairment charge in fiscal 2025 and 2024, respectively.

Intangible Asset Impairment

	Fiscal Year Ended
($ in thousands)	February 28, 2025	February 29, 2024	$ Change	% Change
Intangible asset impairment	$18,500	$34,000	$(15,500)	-46%

As indicated above, indefinite-lived intangible asset triggering events occurred during fiscal 2025 and 2024 resulting in the performance of indefinite-lived intangible impairment assessments. The result of the impairment assessments was the realization of a $18.5 million and $34.0 million impairment charge in fiscal 2025 and 2024, respectively.

Interest and Other Expense, Net

	Fiscal Year Ended
($ in thousands)	February 28, 2025	February 29, 2024	$ Change	% Change
Interest and other expense, net	$(99,343)	$(102,460)	$3,117	-3%

Interest and other expense, net was $99.3 million in fiscal 2025, a $3.1 million, or 3%, decrease compared to $102.5 million in fiscal 2024. The decrease in interest and other expense, net was driven by lower interest rates on our debt in fiscal 2025 and higher interest income from money market funds in fiscal 2025 compared to fiscal 2024, partially offset by higher realized exchange losses in fiscal 2025 compared to fiscal 2024.

Impairment of cost method investment

We regularly evaluate the carrying value of our investment for impairment and whether any events or circumstances are identified that would significantly harm the fair value of the investment. During the fourth quarter of fiscal 2025, we determined that there was substantial doubt about the private firm's ability to continue as a going concern. As a result, we determined that our investment had no value and should be fully impaired as of February 28, 2025. This resulted in a $5.5 million impairment. No impairments were previously taken related to this investment.

Gain (Loss) from Change in Tax Receivable Agreement

	Fiscal Year Ended
($ in thousands)	February 28, 2025	February 29, 2024	$ Change	% Change
Gain from change in tax receivable agreement liability	$5,565	$2,190	$3,375	nm

During fiscal 2025, we recorded a gain of $5.6 million related to the change in the fair value of the tax receivable agreement liability, including interest, compared to $2.2 million during fiscal 2024. We have calculated the fair value of the Tax Receivable Agreement payments and identified the timing of the utilization of the tax attributes. The Tax Receivable Agreement liability, related to exchanges as of the Business Combination date, is revalued at the end of each reporting period with the gain or loss as well as the associated interest reflected in gain (loss) from change in tax receivable agreement liability in the Consolidated Statements of Operations in the period in which the event occurred.

In addition, under ASC 450, transactions with partnership unit holders after the acquisition date will result in additional Tax Receivable Agreement liabilities that are recorded on a gross undiscounted basis. During fiscal 2025 and 2024, the Tax Receivable Agreement applicable to this guidance increased by $1.1 million and $2.2 million, respectively.

Gain from Change in Fair Value of Warrant Liability

	Fiscal Year Ended
($ in thousands)	February 28, 2025	February 29, 2024	$ Change	% Change
Gain from change in fair value of warrant liability	$14,131	$14,903	$(772)	-5%

We recorded a gain of $14.1 million in fiscal 2025, a $0.8 million, or 5%, decrease compared to $14.9 million in fiscal 2024 for the change in fair value on the revaluation of our warrant liability associated with our warrants. This change in fair value was related to such items as the change in our stock price, the volatility of the stock price of our peer group, changes in the risk-free interest rate and expected exercise date of the warrants. We are required to revalue the warrants at the end of each reporting period and reflect in the Consolidated Statements of Operations a gain or loss from the change in fair value of the warrant liability in the period in which the change occurred.

Gain from Change in Fair Value of Contingent Consideration

	Fiscal Year Ended
($ in thousands)	February 28, 2025	February 29, 2024	$ Change	% Change
Gain from change in fair value of contingent consideration	$12,900	$11,520	$1,380	12%

We recorded a gain of $12.9 million in fiscal 2025, a $1.4 million, or 12%, increase compared to $11.5 million in fiscal 2024 for the change in fair value on the revaluation of our contingent consideration associated with our restricted B-2 common stock. This change in fair value was related to such items as the change in the volatility of the stock price of our peer group, changes in the risk-free interest rate and our expected stock price. We are required to revalue the contingent consideration at the end of each reporting period or upon conversion and reflect in the Consolidated Statements of Operations a gain or loss from the change in fair value of the contingent consideration in the period in which the change occurred.

Income Tax Provision

	Fiscal Year Ended
($ in thousands)	February 28, 2025	February 29, 2024	$ Change	% Change
Loss before income taxes	$(724,622)	$(1,267,455)	$542,833	-43%
Income tax (expense) benefit	(1,163)	82,376	(83,539)	nm

The income tax expense was $1.2 million, or 0.2%, in fiscal 2025 compared to an income tax benefit of $82.4 million, or 6.5%, in fiscal 2024. The change in the income tax provision between periods was primarily due to the higher goodwill and indefinite-lived intangible asset impairment charges in fiscal 2024.

A discussion regarding our financial condition and results of operations for the fiscal year ended February 29, 2024 as compared to the fiscal year ended February 28, 2023 can be found in Part II, Item 7., Management's Discussion and Analysis of Financial Condition and Results of Operations of our Form 10-K for the fiscal year ended February 29, 2024 filed with the SEC on April 29, 2024.

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

We calculate and define Non-GAAP gross profit as gross profit excluding depreciation and amortization, share-based compensation and certain other non-cash and non-recurring items. We define and calculate EBITDA as net income or losses excluding interest income or expense, income tax expense or benefit, depreciation and amortization and Adjusted EBITDA as further adjusted for the following items: goodwill impairment charge, indefinite-lived intangible asset impairment charge, impairment of cost method investment, right-of-use assets impairment charge, transaction-related costs, (gain) loss from change in the tax receivable agreement liability, (gain) loss from changes in the fair value of the warrant liability and contingent consideration, share-based compensation and certain other non-cash and non-recurring items as described in the reconciliation below. We also report Non-GAAP gross profit and Adjusted EBITDA as a percentage of total revenue as additional measures to evaluate financial performance.

We include these non-GAAP financial measures because they are used by management to evaluate our core operating performance and trends and to make strategic decisions regarding the allocation of capital and new investments. These non-GAAP measures exclude certain expenses that are required in accordance with U.S. GAAP because they are non-recurring (for example, in the case of transaction-related costs, litigation settlements, goodwill impairment charge, indefinite-lived intangible asset impairment charge, impairment of cost method investment and right-of-use assets impairment charge), non-cash (for example, in the case of depreciation, amortization, (gain) loss from change in the tax receivable agreement liability, (gain) loss from changes in the fair value of the warrant liability and contingent consideration and share-based compensation) or are not related to our underlying business performance (for example, in the case of interest income and expense). There are limitations to non-GAAP financial measures because they exclude charges and credits that are required to be included in the U.S. GAAP financial presentation. The items excluded from U.S. GAAP financial measures such as net income or loss to arrive at non-GAAP financial measures are significant components for understanding and assessing our financial performance. As a result, non-GAAP financial measures should be considered together with, and not alternatives to, financial measures prepared in accordance with U.S. GAAP.

The table below presents our Non-GAAP gross profit reconciled to our reported gross profit, the closest U.S. GAAP measure, for the periods indicated:

	Fiscal Year Ended
($ in thousands)	February 28, 2025	February 29, 2024	February 28, 2023
Gross profit
Reported gross profit	$299,684	$317,691	$330,283
Depreciation and amortization	110,123	114,943	114,075
Non-recurring/non-operating costs (1)	616	3,602	2,461
Share-based compensation (2)	5,620	4,274	1,515
Non-GAAP gross profit	$416,043	$440,510	$448,334
Gross margin	49.3%	50.1%	50.6%
Non-GAAP gross margin	68.5%	69.4%	68.7%

(1)
Primarily includes other non-recurring expenses such as non-acquisition related severance related to cost reduction initiatives and reorganizations, systems integrations, consulting, advisory fees, and expenses related to retention of key employees from acquisitions.
(2)
Reflects non-cash, long-term share-based compensation expense.

The table below presents our Adjusted EBITDA reconciled to our net loss, the closest U.S. GAAP measure, for the periods indicated:

	Fiscal Year Ended
($ in thousands)	February 28, 2025	February 29, 2024	February 28, 2023
Net loss	$(725,785)	$(1,185,079)	$(720,202)
Adjustments:
Interest expense, net	94,409	98,555	73,793
Income tax expense (benefit)	1,163	(82,376)	(250,376)
Depreciation and amortization	181,975	214,727	213,260
EBITDA	(448,238)	(954,173)	(683,525)
EBITDA Margin	-73.8%	-150.4%	-104.8%
Goodwill impairment charge (1)	614,100	1,097,741	901,566
Intangible asset impairment charge (2)	18,500	34,000	—
Impairment of cost method investment (3)	5,500	—	—
Right-of-use assets impairment charge (4)	576	659	4,137
Loss on disposition	—	—	1,400
Acquisition-related adjustments (5)	4,556	2,080	16,297
Gain from change in tax receivable agreement liability (6)	(5,565)	(2,190)	2,886
Gain from change in fair value of warrant liability (7)	(14,131)	(14,903)	(37,523)
Gain from change in fair value of contingent consideration (8)	(12,900)	(11,520)	(16,020)
Non-recurring/non-operating costs (9)	8,615	23,702	10,154
Legal settlement (10)	—	17,750	—
Share-based compensation (11)	44,469	27,187	17,758
Adjusted EBITDA	$215,482	$220,333	$217,130
Adjusted EBITDA Margin	35.5%	34.7%	33.3%

(1)
Represents the goodwill impairment taken in the third and fourth quarters of fiscal 2025, first and third quarters of fiscal 2024 and second and fourth quarters of fiscal 2023.
(2)
Represents the indefinite-lived trademark / trade name impairment taken in the third and fourth quarters of fiscal 2025 and first and third quarters of fiscal 2024.
(3)
Represents the impairment taken in the fourth quarter of fiscal 2025 on our cost method investment.
(4)
Represents the impairment of our operating lease ROU assets and leasehold improvements due to vacating certain facilities.
(5)
Primarily includes advisory, consulting, accounting and legal expenses and severance incurred in connection with mergers and acquisitions activities, including related valuation, negotiation and integration costs and capital-raising activities, related to the acquisition of Logistyx and the strategic review.
(6)
Represents the fair value adjustment at each balance sheet date for the Tax Receivable Agreement along with the associated interest.
(7)
Represents the fair value adjustment at each balance sheet date of the warrant liability related to our warrants.
(8)
Represents the fair value adjustment at each balance sheet date of the contingent consideration liability related to the restricted Series B-2 common stock and Series 2 RCUs.
(9)
Primarily includes non-recurring expenses such as non-acquisition severance related to cost reduction initiatives, reorganizations and executive transition costs; foreign currency transaction gains and losses; system integrations, legal entity rationalization and non-recurring consulting and advisory fees.
(10)
Represents the $17.8 million litigation settlement for the unfavorable arbitration ruling related to the Kewill customer case.
(11)
Reflects non-cash, long-term share-based compensation expense.

Fiscal Year Ended February 28, 2025 Compared to Fiscal Year Ended February 29, 2024

Gross Profit

	Fiscal Year Ended
($ in thousands)	February 28, 2025	February 29, 2024	$ Change	% Change
Gross profit	$299,684	$317,691	$(18,007)	-6%
Gross margin	49.3%	50.1%

Gross profit was $299.7 million for the fiscal year ended February 28, 2025, a $18.0 million, or 6%, decrease compared to $317.7 million for the fiscal year ended February 29, 2024. Subscriptions gross profit was down 2% while professional services and other gross profit was down 45%. Gross margin was 49% and 50% for fiscal 2025 and 2024, respectively.

Non-GAAP Gross Profit

	Fiscal Year Ended
($ in thousands)	February 28, 2025	February 29, 2024	$ Change	% Change
Non-GAAP gross profit	$416,043	$440,510	$(24,467)	-6%
Non-GAAP gross margin	68.5%	69.4%

Non-GAAP gross profit was $416.0 million for the fiscal year ended February 28, 2025, a $24.5 million, or 6%, decrease compared to $440.5 million for the fiscal year ended February 29, 2024. The decrease in Non-GAAP gross profit was primarily due to a decline in total revenue as well as $4.8 million in higher software costs and $2.1 million in additional hosting expenses in subscription costs of revenue. These decreases in Non-GAAP gross profit were partially offset by $7.4 million in lower personnel costs. The Non-GAAP gross margin was 69% for fiscal 2025 and 2024.

EBITDA

	Fiscal Year Ended
($ in thousands)	February 28, 2025	February 29, 2024	$ Change	% Change
EBITDA	$(448,238)	$(954,173)	$505,935	-53%
EBITDA margin	-73.8%	-150.4%

EBITDA was a negative $448.2 million for fiscal 2025, a $505.9 million increase compared to a negative $954.2 million for fiscal 2024. EBITDA margin was a negative 74% for fiscal 2025 compared to a negative 150% for fiscal 2024. The increase in EBITDA and EBITDA margins was primarily related to the reduction in the impairment on goodwill of $483.6 million and indefinite-lived intangible asset impairment of $15.5 million between fiscal 2025 and 2024. We also incurred a $17.8 million litigation settlement for the unfavorable arbitration ruling related to the Kewill customer case in fiscal 2024. Additionally, there was a $17.3 million increase in share-based compensation expense between periods mainly related to awards for onboarding our CEO. These increases were partially offset by the decrease in gross profit.

Adjusted EBITDA

	Fiscal Year Ended
($ in thousands)	February 28, 2025	February 29, 2024	$ Change	% Change
Adjusted EBITDA	$215,482	$220,333	$(4,851)	-2%
Adjusted EBITDA margin	35.5%	34.7%

Adjusted EBITDA was $215.5 million for fiscal 2025, a $4.9 million, or 2%, decrease compared to $220.3 million for fiscal 2024. Adjusted EBITDA margin was 36% for fiscal 2025 compared to 35% for fiscal 2024. The decrease in Adjusted EBITDA was primarily a result of lower revenue and gross profit, partially offset by lower operating expenses compared to the prior year.

A discussion regarding our non-GAAP financial measures for the fiscal year ended February 29, 2024 as compared to the fiscal year ended February 28, 2023 can be found under the heading Non-GAAP Financial Measures in Part II, Item 7., Management's Discussion and Analysis of Financial Condition and Results of Operations of our Form 10-K for the fiscal year ended February 29, 2024 filed with the SEC on April 29, 2024.

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

We had $197.4 million in cash and cash equivalents and $155.0 million of unused borrowing capacity under our 2021 Revolving Credit Facility as of February 28, 2025. See Note 13, Notes Payable to the Notes to the Consolidated Financial Statements. We believe our existing cash and cash equivalents, cash provided by operating activities and, if necessary, the borrowing capacity under our 2021 Revolving Credit Facility will be sufficient to meet our working capital, debt repayment and capital expenditure requirements for at least the next twelve months.

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

On April 18, 2025, E2open, LLC signed an amendment to the Credit Agreement to extend the maturity date of the 2021 Revolving Credit Facility to February 4, 2028 to coincide with the maturity date of the 2021 Term Loan. Additionally, the availability under the 2021 Revolving Credit Facility decreased from $155.0 million to $123.8 million.

The 2021 Term Loan has a variable interest rate resulting in an interest rate of 7.94% and 8.95% as of February 28, 2025 and February 29, 2024, respectively, which was based on SOFR plus 350 basis points and LIBOR plus 350 basis points, respectively. As of February 28, 2025 and February 29, 2024, the 2021 Term Loan had a principal balance outstanding of $1,056.3 million and $1,067.2 million, respectively. There were no outstanding borrowings, no outstanding letters of credit and $155.0 million available borrowing capacity under the 2021 Revolving Credit Facility as of February 28, 2025 and February 29, 2024.

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

The principal payment obligations under our notes payable as of February 28, 2025 were: $11.3 million for fiscal 2026, $11.1 million for fiscal 2027 and $1,034.4 million for fiscal 2028.

Cash Flows

The following table presents net cash from operating activities, investing activities and financing activities:

	Fiscal Year Ended
($ in thousands)	February 28, 2025	February 29, 2024	February 28, 2023
Net cash provided by operating activities	$99,137	$84,871	$68,098
Net cash used in investing activities	(25,201)	(29,252)	(228,729)
Net cash (used in) provided by financing activities	(12,991)	(14,020)	90,435
Effect of exchange rate changes on cash and cash equivalents	2,152	3,097	(16)
Net increase (decrease) in cash, cash equivalents and restricted cash	63,097	44,696	(70,212)
Cash, cash equivalents and restricted cash at beginning of year	149,038	104,342	174,554
Cash, cash equivalents and restricted cash at end of year	$212,135	$149,038	$104,342

Fiscal Year Ended February 28, 2025 Compared to Fiscal Year Ended February 29, 2024

As of February 28, 2025, our consolidated cash, cash equivalents and restricted cash was $212.1 million, a $63.1 million increase from our balance of $149.0 million as of February 29, 2024.

Net cash provided by operating activities for fiscal 2025 was $99.1 million compared to $84.9 million for fiscal 2024. The $14.2 million increase in cash was primarily driven by more cash provided by working capital items in fiscal 2025 for such items as the following:

•
an increase in cash collected on accounts receivable; and
•
partially offset by an increase in cash used in accounts payable and accrued liabilities which includes items such as accrued compensation, trade accounts payable, accrued professional services and the current portion of the Tax Receivable Agreement liability.

Net cash used in investing activities was $25.2 million and $29.3 million for fiscal 2025 and 2024, respectively, which represented cash used for capitalized software development costs and acquisition of software and property related to our data centers.

Net cash used in financing activities was $13.0 million and $14.0 million for fiscal 2025 and 2024, respectively. Payments under the 2021 Term Loan were consistent between periods at $11.0 million. Additionally, we paid $0.9 million in additional finance lease payments in fiscal 2024 than in fiscal 2025.

A discussion regarding our cash flows for the fiscal year ended February 29, 2024 as compared to the fiscal year ended February 28, 2023 can be found under the heading Cash Flows in Part II, Item 7., Management's Discussion and Analysis of Financial Condition and Results of Operations of our Form 10-K for the fiscal year ended February 29, 2024 filed with the SEC on April 29, 2024.

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

Amounts payable under the Tax Receivable Agreement will be contingent upon, among other things, our generation of taxable income over the term of the Tax Receivable Agreement. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits subject to the Tax Receivable Agreement, we would not be required to make the related payments under the Tax Receivable Agreement. Although the amount of any payments required to be made under the Tax Receivable Agreement may be significant, the timing of these payments will vary and will generally be limited to one payment per member per year. During the year ended February 28, 2025, we paid $1.8 million to Tax Receivable Agreement holders of E2open Holdings. We did not make any payments to Tax Receivable Agreement holders of E2open Holdings prior to fiscal 2025.

The liability related to the Tax Receivable Agreement was $63.4 million and $69.7 million as of February 28, 2025 and February 29, 2024, assuming (1) a corporate tax rate of 23.8% and 23.7% as of February 28, 2025 and February 29, 2024, respectively, (2) no dispositions of corporate subsidiaries, (3) no material changes in tax law and (4) we do not elect an early termination of the Tax Receivable Agreement. However, due to the uncertainty of various factors, including: (a) the timing and value of future exchanges, (b) the amount and timing of our future taxable income, (c) changes in our tax rate, (d) no future dispositions of any corporate stock, (e) changes in the tax law and (f) changes in the discount rate, the likely tax savings we will realize and the resulting amounts we are likely to pay to the selling equity holders of E2open Holdings pursuant to the Tax Receivable Agreement are uncertain. Interest accrued on the portion of the Tax Receivable Agreement liability recorded under ASC 805 at a rate of LIBOR plus 100 basis points through June 30, 2023. Beginning July 1, 2023, interest will accrue at SOFR plus the applicable spread for the quarter. The portion of the Tax Receivable Agreement liability under ASC 450 is recorded on a gross undiscounted basis. These transactions, such as a conversion of Common Units to Class A Common Stock, result in a change in the Tax Receivable Agreement liability and a charge to equity.

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

As of February 28, 2025 and February 29, 2024, we had a current Tax Receivable Agreement liability of $4.2 million and $1.8 million which was recorded in accounts payable and accrued liabilities on the Consolidated Balance Sheets. The determination of current and long-term is based on management's estimate of taxable income for the fiscal year and the determination that a Tax Receivable Agreement liability payment is due and payable within the next twelve months. To the extent the estimate differs from actual results, a reclass may be required for portions of the Tax Receivable Agreement liability between current and long-term.

We are entitled to receive quarterly tax distributions from E2open Holdings, subject to limitations imposed by applicable law and contractual restrictions. The cash received from such tax distributions will first be used by us to satisfy any tax liability and then make any payments required under the Tax Receivable Agreement.

Under the Tax Receivable Agreement, future payments calculated as of February 28, 2025 are estimated to be: $4.2 million in fiscal 2026, $2.2 million in fiscal 2027, $3.2 million in fiscal 2028, $2.3 million in fiscal 2029, $2.4 million in fiscal 2030 and $100.4 million thereafter.

Warrant Liability

As of February 28, 2025 and February 29, 2024, there were an aggregate of 29,079,872 warrants outstanding. Each warrant entitles its holder to purchase one share of our Class A Common Stock at an exercise price of $11.50 per share. The warrants are recorded as a liability in warrant liability on the Consolidated Balance Sheets with a balance of $0.6 million and $14.7 million as of February 28, 2025 and February 29, 2024, respectively. During the fiscal years ended February 28, 2025, February 29, 2024 and February 28, 2023, a gain of $14.1 million, $14.9 million and $37.5 million was recognized in gain from change in fair value of the warrant liability in the Consolidated Statements of Operations, respectively.

Conversion of Contingent Consideration

The contingent consideration liability was $5.1 million and $18.0 million as of February 28, 2025 and February 29, 2024, respectively. The fair value remeasurements resulted in a gain of $12.9 million, $11.5 million and $16.0 million for the fiscal years ended February 28, 2025, February 29, 2024 and February 28, 2023, respectively. The contingent liability represents the Series B-2 common stock and Series 2 RCUs.

Leases

We account for leases in accordance with ASC 842, Leases, which requires lessees to recognize lease liabilities and ROU assets on the balance sheet for contracts that provide lessees with the right to control the use of identified assets for periods of greater than 12 months.

Our non-cancelable operating leases for our office spaces have various expiration dates through September 2031. Under these leases, our undiscounted future cash flows utilized in the calculation of the lease liabilities as of February 28, 2025 were: $7.3 million for fiscal 2026, $5.8 million for fiscal 2027, $3.2 million for fiscal 2028, $1.4 million for fiscal 2029 and $0.8 million for fiscal 2030 and $0.7 million thereafter. These numbers include interest of $2.2 million.

Our non-cancelable financing lease arrangements relate to software and computer equipment and have various expiration dates through November 2028. We have the right to purchase the software and computer equipment anytime during the lease or upon lease completion. Under these leases, our undiscounted future cash flows utilized in the calculation of the lease liabilities as of February 28, 2025 were: $2.4 million for fiscal 2026, $1.9 million for fiscal 2027, $1.0 million for fiscal 2028 and $0.6 million for fiscal 2029. These numbers include interest of $0.6 million.

Global Business Services Agreement

On December 27, 2024, we entered into a Master Service Agreement (MSA) with a third party which will provide certain business services, transformation advisory services and digital solutions for us in an effort to drive long-term transformation and efficiencies for our internal processes. The term of the agreement is seven years. The MSA can be terminated after twelve months with at least 180-days’ notice and payment of the applicable termination fee, which can range from $2.5 million to $17.0 million depending upon reason and timing of the termination.

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

Professional services and other revenue is derived primarily from fees for enabling services, including solution consulting and solution deployment. These services are sold in conjunction with the sale of our solutions. We provide professional services primarily on a time and materials basis, but sometimes on a fixed fee basis. Professional services revenue is recognized as the services are provided. For services that are contracted at a fixed price, progress is generally measured based on labor hours incurred as a percentage of the total estimated hours required for complete satisfaction of the related performance obligations. For services that are contracted on time and materials or prepaid basis, progress is generally based on actual labor hours expended. These input methods (e.g., hours incurred or expended and milestones completed) are considered a faithful depiction of our efforts to satisfy services contracts as they represent the performance obligation consumed by the client and performed by us, and therefore reflect the transfer of services to a client under such contracts.

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

Refer to Note 23, Share-Based Compensation in the Notes to the Consolidated Financial Statements for further discussion of our share-based compensation plans.

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

Warrant Liability

We had public and private placement warrants as well as warrants available under the Forward Purchase Agreement. We classify as equity any equity-linked contracts that (1) require physical settlement or net-share settlement or (2) give us a choice of net-cash settlement or settlement in our own shares (physical settlement or net-share settlement). We classify as assets or liabilities any equity-linked contracts that (1) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside our control) or (2) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

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

On March 24, 2025, the staff of the NYSE Regulation determined to commence proceedings to delist our warrants, ticker symbol "ETWO-WT," from trading on the NYSE pursuant to Section 802.01D of the Listed Company Manual due to minimum trading price requirements and trading of these warrants was immediately suspended. Our warrants have an exercise price of $11.50 and expire in February 2026. As of March 25, 2025, our warrants began trading on the OTC Markets under the ticker symbol OTC:ETWOW. As a result, any over-the-counter market quotes reflect inter-dealer prices without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

Contingent Consideration

The contingent consideration liability is due to the issuance of restricted B-2 common stock and Series 2 RCUs of E2open Holdings as part of the Business Combination. These shares and units were issued on a proportional basis to each holder of Class A shares in CCNB1 and Common Units of E2open Holdings.

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

During the third and fourth quarters of fiscal 2025, first and third quarters of fiscal 2024 and second and fourth quarters of fiscal 2023, we experienced a significant decline in the market price of our Class A Common Stock and market capitalization. In addition, in certain of these quarters, we experienced slowing growth and lowered projections due to lower than anticipated new bookings, lower revenue, higher than expected churn and macroeconomic impacts. These factors resulted in us determining that triggering events occurred, and goodwill impairment assessments were performed for the respective quarters.

During fiscal 2025, 2024 and 2023, the fair value of E2open was calculated using a combination of the discounted cash flow method, guideline public company method and guideline transaction method. The discounted cash flow method was based on the present value of estimated future cash flows which were based on management's estimates of projected net sales, net operating income margins and terminal growth rates, taking into consideration market and industry conditions. The discount rate used was based on the weighted-average cost of capital adjusted for the risk, size premium and business-specific characteristics related to projected cash flows. Under the guideline public company method, the fair value was based on our current and forward-looking earnings multiples using management's estimate of projected net sales and adjusted EBITDA margins with consideration of market premiums. The unobservable inputs used to measure the fair value included projected net sales, forecasted adjusted EBITDA margins, the weighted average cost of capital, the normalized working capital level, capital expenditures assumptions, profitability projections, the determination of appropriate market comparison companies and terminal growth rates. Under the guideline transaction method, the fair value was based on pricing multiples derived from recently sold companies with similar characteristics to ours taking into consideration management's estimates of projected net sales and operating income margins.

In each impairment, the approaches generated similar results and indicated that the fair value of E2open's goodwill was less than its carrying amount for both the interim and annual assessments. Therefore, during fiscal 2025, 2024 and 2023, we recognized impairment charges totaling $614.1 million, $1,097.7 million and $901.6 million to goodwill, respectively. Given the ongoing macroeconomic and market uncertainties, there is a reasonable possibility that we may recognize future impairment charges related to our goodwill.

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

During the third and fourth quarters of fiscal 2025 and first and third quarters of 2024, we experienced a significant decline in the market price of our Class A Common Stock and market capitalization. In addition, in certain of these quarters, we experienced slowing growth and lowered our projections due to lower than anticipated new bookings, lower revenue, higher than expected churn and macroeconomic impacts. These factors resulted in us determining that triggering events occurred, and indefinite-lived intangible asset impairment assessments were performed for the respective quarters.

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

The assessments indicated that the fair value of E2open's indefinite-lived intangible asset was less than its carrying amount; therefore, during the fiscal years ended February 28, 2025 and February 29, 2024, we recognized impairment charges of $18.5 million and $34.0 million to intangible assets, net, respectively, for the indefinite-lived trademark / trade name, respectively. Given the ongoing macroeconomic and market uncertainties, there is a reasonable possibility that we may recognize future impairments related to our indefinite-lived intangible asset.

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

As of February 28, 2025, we had $1,056.3 million outstanding under our 2021 Term Loan with a variable interest rate of 7.94%. We had no outstanding borrowings under our 2021 Revolving Credit Facility. The variable nature of our interest rates on the 2021 Term Loan exposes us to interest rate risk. A hypothetical increase or decrease in this variable interest rate by 100 basis points would change our annual future interest expense by approximately $10.6 million as of February 28, 2025.

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

Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist primarily of cash and cash equivalents, restricted cash and accounts receivable. We deposit cash and cash equivalents with high-quality financial institutions. Accounts receivable are typically unsecured and are derived from sales of subscriptions and support, as well as professional services, principally to large creditworthy clients across a wide range of end markets, including consumer goods, food and beverage, retail, technology transportation, among others. Credit risk is concentrated primarily in North America, Europe and parts of Asia. Our credit risk is limited as no single client represents more than 10% of revenue. Revenue generated from the United States represented 85% of total revenue during the fiscal year ended February 28, 2025 while no other country represented more than 10% of total revenue. We maintain an allowance for estimated credit losses based on management’s assessment of the likelihood of collection.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of E2open Parent Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of E2open Parent Holdings, Inc. (the Company) as of February 28, 2025 and February 29, 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended February 28, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 28, 2025 and February 29, 2024, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 28, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated April 29, 2025 expressed an unqualified opinion thereon.

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

Goodwill impairment assessment
Description of the Matter

As of February 28, 2025, the Company’s goodwill balance was $1,214 million. As described in Notes 2 and 7 to the consolidated financial statements, the Company performs a goodwill impairment test annually during the fourth quarter of the fiscal year and more frequently if an event or circumstance indicates that an impairment may have occurred. The Company is comprised of one reporting unit, the level at which the goodwill impairment assessment is performed. If the carrying value of the reporting unit exceeds its fair value, an impairment loss is calculated as the difference between these amounts, limited to the amount of goodwill allocated to the reporting unit. During the third and fourth quarters of fiscal year 2025, a triggering event occurred related to significant declines in the market price of the Company’s Class A Common Stock and market capitalization. Reporting unit fair value was estimated by management using market and income approaches. During the year ended February 28, 2025, the Company recognized goodwill impairment charges totaling $614 million.

Auditing the Company’s goodwill impairment assessment involves subjective auditor judgment due to the significant estimation required in management’s determination of the fair value of the reporting unit, and the effort involved with the use of professionals with specialized skill and knowledge. The estimates used in the discounted cash flow method are sensitive to significant assumptions including weighted-average cost of capital, projected revenue growth rates, and projected adjusted EBITDA margins. These assumptions are forward looking and could be affected by future economic and market conditions.

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

To test the estimated fair value of the reporting unit, with involvement from our specialists, we performed audit procedures that included, among others, evaluating the appropriateness of valuation methods selected and used, testing the completeness and accuracy of underlying data used in the methods, and evaluating the reasonableness of significant assumptions used by management related to weighted-average cost of capital, projected revenue growth rates, and projected adjusted EBITDA margins. For example, we compared the significant assumptions used by management to current industry, market and economic trends, historical results, and other relevant factors. We also assessed the historical accuracy of management’s valuation estimates and performed sensitivity analyses of significant assumptions used to evaluate the change in the fair value of the reporting unit resulting from changes in the significant assumptions.

Tax receivable agreement liability
Description of the Matter

As of February 28, 2025, the tax receivable agreement liability was $63 million. The Company’s operations are currently held in a lower-tier partnership, E2open Holdings, LLC (E2open Holdings). The Company historically conducted its operations at the partnership level. However, it underwent a reorganization as part of its initial public offering and it now operates as a public corporation which owns interests in E2open Holdings (the “Up-C Structure”). When the Company implemented its Up-C structure, it also put in place a tax receivable agreement, in which it agreed to pay continuing members of E2open Holdings for cash tax savings it receives as a result of E2open Holdings unit exchanges. Each time a continuing member of E2open Holdings exchanges units with the Company, the Company receives an amortizable basis adjustment, which increases its basis in the Company and creates future tax deductions. The basis adjustments may result in a realized tax benefit and as a result, the Company computed a tax receivable agreement liability due to each continuing member of E2open Holdings. Significant inputs and assumptions were used to estimate the future expected payments including the timing of realization of the tax benefits.

Auditing management’s accounting for the tax receivable agreement liability that is measured at fair value on a reoccurring basis is especially challenging and judgmental due to the complex model used to calculate the tax receivable agreement liability, and the effort involved with the use of professionals with specialized skill and knowledge. The estimate is sensitive to the discount rate utilized, which includes forward looking assumptions and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over the Company’s tax receivable agreement liability process. This included testing controls over the estimation process supporting the recognition and measurement of the tax receivable agreement liability, including the underlying assumptions used to develop the estimate.

Among other audit procedures performed, we involved tax professionals to assist in evaluating the methodologies employed by management in calculating the tax receivable agreement liability, including testing unit exchanges. We tested the measurement of the tax receivable agreement liability by evaluating the calculation of the liability in accordance with the terms of the agreement. With involvement from our specialists, we evaluated the appropriateness of the valuation method selected for the discount rate used in the estimate.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2016.

Austin, Texas

April 29, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of E2open Parent Holdings, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited E2open Parent Holdings, Inc.’s internal control over financial reporting as of February 28, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, E2open Parent Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of February 28, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 28, 2025 and February 29, 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended February 28, 2025, and the related notes and our report dated April 29, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Austin, Texas

April 29, 2025

E2open Parent Holdings, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)	February 28, 2025	February 29, 2024
Assets
Cash and cash equivalents	$197,350	$134,478
Restricted cash	14,785	14,560
Accounts receivable, net of allowance	133,436	161,556
Prepaid expenses and other current assets	34,025	28,843
Total current assets	379,596	339,437
Goodwill	1,213,794	1,843,477
Intangible assets, net	673,026	841,031
Property and equipment, net	61,278	67,177
Operating lease right-of-use assets	14,977	21,299
Other noncurrent assets	28,364	29,234
Total assets	$2,371,035	$3,141,655
Liabilities, Redeemable Share-Based Awards and Stockholders' Equity
Accounts payable and accrued liabilities	$78,987	$90,594
Channel client deposits payable	14,785	14,560
Deferred revenue	216,740	213,138
Current portion of notes payable	11,264	11,272
Current portion of operating lease obligations	6,146	7,378
Current portion of financing lease obligations	2,143	1,448
Income taxes payable	3,337	584
Total current liabilities	333,402	338,974
Long-term deferred revenue	1,536	2,077
Operating lease obligations	10,838	17,372
Financing lease obligations	3,170	3,626
Notes payable	1,031,180	1,037,623
Tax receivable agreement liability	59,277	67,927
Warrant liability	582	14,713
Contingent consideration	5,128	18,028
Deferred taxes	48,104	55,586
Other noncurrent liabilities	648	602
Total liabilities	1,493,865	1,556,528
Commitments and Contingencies (Note 28)
Redeemable share-based awards	191	—
Stockholders' Equity
Class A common stock; $0.0001 par value, 2,500,000,000 shares authorized; 310,098,908 and 306,237,585 issued and 309,922,254 and 306,060,931 outstanding as of February 28, 2025 and February 29, 2024, respectively	31	31
Class V common stock; $0.0001 par value; 42,747,890 shares authorized; 30,692,235 and 31,225,604 shares issued and outstanding as of February 28, 2025 and February 29, 2024, respectively	—	—
Series B-1 common stock; $0.0001 par value; 9,000,000 shares authorized; 94 shares issued and outstanding as of February 28, 2025 and February 29, 2024	—	—
Series B-2 common stock; $0.0001 par value; 4,000,000 shares authorized; 3,372,184 shares issued and outstanding as of February 28, 2025 and February 29, 2024	—	—
Additional paid-in capital	3,444,584	3,407,694
Accumulated other comprehensive loss	(63,835)	(46,835)
Accumulated deficit	(2,533,533)	(1,873,703)
Treasury stock, at cost: 176,654 shares as of February 28, 2025 and February 29, 2024	(2,473)	(2,473)
Total E2open Parent Holdings, Inc. equity	844,774	1,484,714
Noncontrolling interest	32,205	100,413
Total stockholders' equity	876,979	1,585,127
Total liabilities, redeemable share-based awards and stockholders' equity	$2,371,035	$3,141,655

See notes to the consolidated financial statements.

E2open Parent Holdings, Inc.

Consolidated Statements of Operations

	Fiscal Year Ended
(In thousands, except per share amounts)	February 28, 2025	February 29, 2024	February 28, 2023
Revenue
Subscriptions	$527,958	$536,792	$532,940
Professional services and other	79,730	97,762	119,275
Total revenue	607,688	634,554	652,215
Cost of Revenue
Subscriptions	145,668	146,006	140,462
Professional services and other	65,725	72,249	82,939
Amortization of acquired intangible assets	96,611	98,608	98,531
Total cost of revenue	308,004	316,863	321,932
Gross Profit	299,684	317,691	330,283
Operating Expenses
Research and development	97,955	101,420	97,982
Sales and marketing	79,304	87,734	87,960
General and administrative	86,199	108,048	88,070
Acquisition-related expenses	4,556	2,080	16,297
Amortization of acquired intangible assets	51,445	80,276	82,812
Goodwill impairment	614,100	1,097,741	901,566
Intangible asset impairment	18,500	34,000	—
Total operating expenses	952,059	1,511,299	1,274,687
Loss from operations	(652,375)	(1,193,608)	(944,404)
Other income (expense)
Interest and other expense, net	(99,343)	(102,460)	(76,831)
Impairment of cost method investment	(5,500)	—	—
Gain (loss) from change in tax receivable agreement liability	5,565	2,190	(2,886)
Gain from change in fair value of warrant liability	14,131	14,903	37,523
Gain from change in fair value of contingent consideration	12,900	11,520	16,020
Total other expense	(72,247)	(73,847)	(26,174)
Loss before income tax provision	(724,622)	(1,267,455)	(970,578)
Income tax (expense) benefit	(1,163)	82,376	250,376
Net loss	(725,785)	(1,185,079)	(720,202)
Less: Net loss attributable to noncontrolling interest	(65,955)	(115,055)	(71,499)
Net loss attributable to E2open Parent Holdings, Inc.	$(659,830)	$(1,070,024)	$(648,703)

Weighted average common shares outstanding:
Basic	308,268	303,751	301,946
Diluted	308,268	303,751	301,946
Net loss attributable to E2open Parent Holdings, Inc. common shareholders per share:
Basic	$(2.14)	$(3.52)	$(2.15)
Diluted	$(2.14)	$(3.52)	$(2.15)

See notes to the consolidated financial statements.

E2open Parent Holdings, Inc.

Consolidated Statements of Comprehensive Loss

	Fiscal Year Ended
(In thousands)	February 28, 2025	February 29, 2024	February 28, 2023
Net loss	$(725,785)	$(1,185,079)	$(720,202)
Other comprehensive (loss) income, net:
Net foreign currency translation (loss) gain, net of tax of $229, $1,459 and $7,578 as of February 28, 2025, February 29, 2024 and February 28, 2023	(15,104)	19,036	(48,728)
Net deferred (losses) gains on foreign exchange forward contracts	(46)	902	(856)
Net deferred (losses) gains on interest rate collars	(1,850)	1,830	—
Total other comprehensive (loss) income, net	(17,000)	21,768	(49,584)
Comprehensive loss	(742,785)	(1,163,311)	(769,786)
Less: Comprehensive loss attributable to noncontrolling interest	(67,500)	(112,942)	(76,422)
Comprehensive loss attributable to E2open Parent Holdings, Inc.	$(675,285)	$(1,050,369)	$(693,364)

See notes to the consolidated financial statements.

E2open Parent Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance, February 28, 2022	$31	$3,362,219	$(19,019)	$(154,976)	$(2,473)	$3,185,782	$298,389	$3,484,171
Share-based compensation expense	—	17,539	—	—	—	17,539	—	17,539
Conversion of common units to common stock	—	2,481	—	—	—	2,481	(3,878)	(1,397)
Vesting of restricted stock awards, net of shares withheld for taxes	(1)	(1,610)	—	—	—	(1,611)	—	(1,611)
Impact of common unit conversions on Tax Receivable Agreement, net of tax	—	(1,996)	—	—	—	(1,996)	—	(1,996)
Other comprehensive loss, net of tax	—	—	(49,584)	—	—	(49,584)	—	(49,584)
Net loss	—	—		(648,703)	—	(648,703)	(71,499)	(720,202)
Balance, February 28, 2023	30	3,378,633	(68,603)	(803,679)	(2,473)	2,503,908	223,012	2,726,920
Share-based compensation	—	27,131	—	—	—	27,131	—	27,131
Conversion of Common Units to common stock	—	7,544	—	—	—	7,544	(7,544)	—
Vesting of restricted stock awards, net of shares withheld for taxes	1	(3,452)	—	—	—	(3,451)	—	(3,451)
Impact of Common Unit conversions on Tax Receivable Agreement, net of tax	—	(2,162)	—	—	—	(2,162)	—	(2,162)
Other comprehensive income	—	—	21,768	—	—	21,768	—	21,768
Net loss	—	—	—	(1,070,024)	—	(1,070,024)	(115,055)	(1,185,079)
Balance, February 29, 2024	31	3,407,694	(46,835)	(1,873,703)	(2,473)	1,484,714	100,413	1,585,127
Share-based compensation	—	44,409	—	—	—	44,409	—	44,409
Conversion of Common Units to common stock	—	2,253	—	—	—	2,253	(2,253)	—
Vesting of restricted stock awards, net of shares withheld for taxes	—	(8,660)	—	—	—	(8,660)	—	(8,660)
Impact of Common Unit conversions on Tax Receivable Agreement, net of tax	—	(1,071)	—	—	—	(1,071)	—	(1,071)
Issuance of common stock upon exercise of stock options	—	150	—	—	—	150	—	150
Reclassification of stockholders' equity to redeemable share-based awards	—	(2,855)	—	—	—	(2,855)	—	(2,855)
Reclassification of vested redeemable share-based awards to equity	—	2,664	—	—	—	2,664	—	2,664
Other comprehensive loss	—	—	(17,000)	—	—	(17,000)	—	(17,000)
Net loss	—	—	—	(659,830)	—	(659,830)	(65,955)	(725,785)
Balance, February 28, 2025	$31	$3,444,584	$(63,835)	$(2,533,533)	$(2,473)	$844,774	$32,205	$876,979

See notes to the consolidated financial statements.

E2open Parent Holdings, Inc.

Consolidated Statements of Cash Flows

	Fiscal Year Ended
(In thousands)	February 28, 2025	February 29, 2024	February 28, 2023
Cash flows from operating activities
Net loss	$(725,785)	$(1,185,079)	$(720,202)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	181,975	214,727	213,260
Amortization of deferred commissions	9,810	6,269	4,051
Provision for credit losses	1,995	3,870	549
Amortization of debt issuance costs	5,281	5,281	5,103
Amortization of operating lease right-of-use assets	6,299	7,419	7,636
Share-based compensation	44,468	27,171	17,561
Deferred income taxes	(10,454)	(87,790)	(259,426)
Gain on disposition	—	—	1,400
Right-of-use assets impairment charge	576	659	4,137
Goodwill impairment charge	614,100	1,097,741	901,566
Indefinite-lived intangible asset impairment charge	18,500	34,000	—
Impairment of cost method investment	5,500	—	—
(Gain) loss from change in tax receivable agreement liability	(5,565)	(2,190)	2,886
Gain from change in fair value of warrant liability	(14,131)	(14,903)	(37,523)
Gain from change in fair value of contingent consideration	(12,900)	(11,520)	(16,020)
Gain on operating lease termination	(126)	(187)	—
Loss on disposal of property and equipment	227	526	994
Changes in operating assets and liabilities:
Accounts receivable	26,125	9,382	(15,119)
Prepaid expenses and other current assets	(7,502)	(2,087)	5,864
Other noncurrent assets	(14,440)	(9,844)	(6,782)
Accounts payable and accrued liabilities	(21,697)	(8,816)	(25,687)
Channel client deposits payable	225	3,249	(7,762)
Deferred revenue	3,062	8,884	3,450
Changes in other liabilities	(6,406)	(11,891)	(11,838)
Net cash provided by operating activities	99,137	84,871	68,098
Cash flows from investing activities
Payments for acquisitions - net of cash acquired	—	—	(179,243)
Capital expenditures	(25,201)	(29,252)	(48,060)
Minority investment in private firm	—	—	(3,000)
Proceeds from disposition	—	—	1,574
Net cash used in investing activities	(25,201)	(29,252)	(228,729)
Cash flows from financing activities
Proceeds from indebtedness	—	—	215,000
Repayments of indebtedness	(11,238)	(11,168)	(115,915)
Repayments of financing lease obligations	(1,908)	(2,852)	(2,487)
Proceeds from exercise of stock options	155	—	—
Repurchase of common units	—	—	(1,397)
Payments of debt issuance costs	—	—	(4,766)
Net cash (used in) provided by financing activities	(12,991)	(14,020)	90,435
Effect of exchange rate changes on cash and cash equivalents	2,152	3,097	(16)
Net increase (decrease) in cash, cash equivalents and restricted cash	63,097	44,696	(70,212)
Cash, cash equivalents and restricted cash at beginning of year	149,038	104,342	174,554
Cash, cash equivalents and restricted cash at end of year	$212,135	$149,038	$104,342

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	197,350	134,478	93,032
Restricted cash	14,785	14,560	11,310
Total cash, cash equivalents and restricted cash	$212,135	$149,038	$104,342

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

The Company is traded on the New York Stock Exchange (NYSE) under the stock symbol “ETWO.”

See Note 4, Related Party Transactions and Note 12, Tax Receivable Agreement for additional information.

Description of Business

The Company moved its headquarters from Austin, Texas to the Addison, Texas office effective September 16, 2024. E2open is a world class connected supply chain software platform that enables the largest companies to transform the way they make, move and sell goods and services. With a cloud-native global platform purpose-built for modern supply chains, E2open connects manufacturing, logistics, channel and distributing partners as one multi-enterprise network. E2open's software as a service (SaaS) platform anticipates disruptions and opportunities to help companies improve efficiency, reduce waste and operate sustainably.

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

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported results of operations during the reporting period. Such management estimates include allowance for credit losses, goodwill and other long-lived assets, estimates of standalone selling price of performance obligations for revenue contracts with multiple performance obligations, share‑based compensation, valuation allowances for deferred tax assets and uncertain tax positions, tax receivable agreement liability, warrants, contingent consideration, contingencies and the accounting for business combinations. These estimates are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ from management’s estimates.

Segments

The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (CODM), who the Company has determined is its chief executive officer. The CODM evaluates the Company’s financial information and performance on a consolidated basis. The Company operates with centralized functions and delivers its products in a similar way on an integrated cloud-based platform.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents, restricted cash and accounts receivable. The Company deposits cash and cash equivalents with high-quality financial institutions. Accounts receivable are typically unsecured and derived from sales of subscriptions and support, as well as professional services, principally to large creditworthy clients across a wide range of end markets, including consumer goods, food and beverage, manufacturing, retail, technology and transportation, among others. Credit risk is concentrated primarily in North America, Europe, and parts of Asia. The Company's credit risk is limited as no single client represents more than 10% of revenue. Revenue generated from the United States represented 85% of total revenue during the fiscal year ended February 28, 2025 while no other country represented more than 10% of total revenue. The Company maintains an allowance for estimated credit losses based on management’s assessment of the likelihood of collection.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are stated at fair value. The Company has $8.8 million in certificates of deposits in foreign accounts as of February 28, 2025. The Company deposits cash with high credit quality institutions, which typically exceed federally insured amounts. The Company has not experienced any losses on its deposits.

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

Amortization periods for definite-lived intangible assets are as follows for the fiscal years ended February 28, 2025 and February 29, 2024:

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

The Company calculated the fair value of the Tax Receivable Agreement payments related to the transaction at the acquisition date and identified the timing of the utilization of the tax attributes pursuant to ASC 805 and relevant tax laws. The Tax Receivable Agreement liability is revalued at the end of each reporting period with the gain or loss as well as the associated interest reflected in the gain (loss) from change in tax receivable agreement liability in the Consolidated Statements of Operations. Interest accrued on the Tax Receivable Agreement liability at the London Interbank Offered Rate (LIBOR) plus 100 basis points through June 30, 2023. As of July 1, 2023, interest will accrue at the Secured Overnight Financing Rate (SOFR) plus the applicable spread for the quarter. In addition, under ASC 450, Contingencies, any transactions with partnership unit holders after the acquisition date will result in additional Tax Receivable Agreement liabilities which will be recorded on a gross undiscounted basis. These transactions, such as a conversion of Common Units to Class A common stock, result in a change in the Tax Receivable Agreement liability and a charge to equity.

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

Contingent Consideration

The contingent consideration liability is due to the issuance of restricted Series B-2 common stock and Series 2 restricted common units (RCUs) of E2open Holdings as part of the Business Combination. These shares and units were issued on a proportional basis to each holder of Class A shares in CCNB1 and Common Units.

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

Noncontrolling Interest

Noncontrolling interest represents the portion of E2open Holdings that the Company controls and consolidates but does not own. The Company recognizes each noncontrolling holder’s respective share of the estimated fair value of the net assets at the date of formation or acquisition. Noncontrolling interest is subsequently adjusted for the noncontrolling holder’s share of additional contributions, distributions and their share of the net earnings or losses of each respective consolidated entity. The Company allocates net income or loss to noncontrolling interest based on the weighted average ownership interest during the period. The net income or loss that is not attributable to the Company is reflected in net income (loss) attributable to noncontrolling interest in the Consolidated Statements of Operations. The Company does not recognize a gain or loss on transactions with a consolidated entity in which it does not own 100% of the equity, but the Company reflects the difference in cash received or paid from the noncontrolling interest carrying amount as additional paid-in-capital.

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

Advertising Costs

Advertising costs include expenses associated with the promotion of the Company's brand, products and services to its clients. These costs include the new corporate branding in fiscal 2023, digital and social marketing related to the Company's brand and website, company store, integrated marketing experience, on-site client meeting and sponsorship of events. Advertising costs are expensed as incurred and included in sales and marketing expenses in the Consolidated Statements of Operations. Advertising expenses were $8.0 million, $10.5 million and $16.2 million for the fiscal years ended February 28, 2025, February 29, 2024 and February 28, 2023, respectively.

Acquisition-Related Expenses

Acquisition-related expenses consist of third-party accounting, legal, investment banking fees, severance, facility exit costs, travel expenses and other expenses incurred solely to prepare for and execute the acquisition and integration of a business. Additionally, the expenses related to the strategic alternatives review announced in March 2024 are included in acquisition-related expenses. These costs are expensed as incurred.

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

The expected terms of the options are based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at grant date. Volatility is based on the average of historical and implied volatility of comparable companies from a representative peer group based on industry and market capitalization data as well as the Company's own stock volatility. The Company has not historically issued any dividends and does not expect to in the future.

All options will be issued on the fifth day following the approval date using the closing stock price on the fifth business day as the exercise price and to calculate the number of options to be issued. If the fifth business day following approval falls within four business days before and one business day after the filing or furnishing of a report with the U.S. Securities and Exchange Commission (SEC) that contains material non-public information (MNPI), then the options will be granted on the third business day following the release of the MNPI.

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

For RSUs issued within four business days before and one business day after the filing or furnishing of a report with the SEC that contains MNPI, the Company will use a 60-day average stock price to determine the number of shares to issue. For RSUs issued outside this window, the closing stock price on the date of grant will be used to determine the number of shares to issue.

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

Net transaction gain from foreign currency contracts recorded in the Consolidated Statements of Operations were $4.7 million, $3.4 million and $1.9 million for the fiscal years ended February 28, 2025, February 29, 2024 and February 28, 2023, respectively.

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

To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes in future cash flows on the hedged transactions. The related gains or losses resulting from changes in fair value of these hedges are initially reported, net of tax, as a component of other comprehensive income (loss) in stockholders' equity and reclassified into operating expenses when the hedge is settled.

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

Subscription revenue is recognized ratably over the life of the contract. For transactional based contracts, the Company recognizes revenue for these contracts when the performance obligation is fulfilled.

Professional Services and Other

Professional services and other revenue is derived primarily from fees for enabling services, including consulting and deployment services for purchased solutions. These services are sold in conjunction with the sale of the Company’s solutions. The Company provides professional services primarily on a time and materials basis, but also on a fixed fee basis. Clients are invoiced for professional services either monthly in arrears or, as with fixed fee arrangements, in advance and upon reaching project milestones. Professional services revenue is recognized over time. For services that are contracted at a fixed price, progress is generally measured based on labor hours incurred as a percentage of the total estimated hours required for complete satisfaction of the related performance obligations. For services that are contracted on time and materials or prepaid basis, progress is generally based on actual labor hours expended. These input methods (e.g., hours incurred or expended and milestone completion) are considered a faithful depiction of the Company’s efforts to satisfy services contracts as they represent the performance obligation consumed by the client and performed by the Company and therefore reflect the transfer of services to a client under such contracts.

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

Sales Commissions

The Company defers and amortizes sales commissions that are incremental and directly related to obtaining client contracts in accordance with ASC 606 and ASC 340-40, Other Assets and Deferred Cost-Contracts with Customers (ASC 340-40). The Company amortizes sales commissions over the period that products are expected to be delivered to clients, including expected renewals. The Company determined this period to be four years, beginning when costs are incurred. Sales commissions that would have an amortization period of less than a year are expensed as incurred to sales and marketing expenses.

Recent Accounting Guidance

Recently Adopted Accounting Guidance

In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting to simplify the accounting for contract modifications made to replace LIBOR or other reference rates that are expected to be discontinued because of the reference rate reform. The guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criterion are met. On January 7, 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The amendments in ASU 2021-01 are elective and apply to the Company’s debt instruments that may be modified as a result of the reference rate reform. The optional expedients and exceptions can be applied to contract modifications made until December 31, 2024. During fiscal 2024, the Company transitioned its debt instruments from LIBOR to SOFR and its Tax Receivable Agreement liability from LIBOR plus 100 basis points to SOFR plus the applicable spread for the quarter. The change in interest rates on the debt and Tax Receivable Agreement liability did not have a material effect on the Company's financial position or results of operations.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements of ASU 2023-07 are required for entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods for fiscal years beginning after December 15, 2024, and should be applied on a retrospective basis to all periods presented. The Company adopted ASU 2023-07 as of February 28, 2025. Additional disclosures were provided in Note 27, Segments, and the adoption did not have a material impact on the consolidated financial statements.

Recent Accounting Guidance Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures to enhance income tax information primarily through changes in the rate reconciliation and income taxes paid information. ASU 2023-09 also requires income (loss) from continuing operations before income taxes expense (benefit) to be separated between domestic and foreign and income tax expense (benefit) from continuing operations to be separated between federal, state and foreign. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures. The Company does not expect the adoption of this standard to have a material impact on the consolidated financial statements or disclosures.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE) which requires an entity to disclose, in the footnotes, information at each interim and annual reporting period information about expenses by the nature of the expense. Entities are required to include the following relevant expense captions: purchase of inventory, employee compensation, depreciation, intangible asset amortization and depreciation, depletion and amortization recognized as part of oil and gas producing activities. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027 on a prospective basis with the option for retrospective application. Early adoption is permitted. The Company will be required to have additional disclosures, but it does not expect the adoption of this standard to have a material impact on the consolidated financial statements or disclosures.

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

The allocation of the purchase price was recorded to the tangible and intangible assets acquired and liabilities assumed based on their fair values as of March 2, 2022. The final purchase price allocation was as follows:

($ in thousands)	Final Purchase Price Allocation
Cash and cash equivalents	$1,563
Account receivable, net	5,332
Other current assets	3,335
Property and equipment, net	144
Intangible assets	66,800
Goodwill (1)	123,746
Other non-current assets	619
Accounts payable	(5,897)
Other current liabilities	(3,931)
Deferred revenue (2)	(10,747)
Other non-current liabilities	(158)
Total assets acquired and liabilities assumed	$180,806

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

The acquisition in September 2021 of BluJay TopCo Limited, a private limited liability company, which owned BluJay Solutions, a cloud-based logistics execution platform company (BluJay), resulted in related party relationships between the Company and BluJay and its subsidiaries (BluJay Sellers). A continued affiliation exists as certain BluJay Sellers have the option to have one member on E2open's board of directors.

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

See Note 12, Tax Receivable Agreement and Note 20, Noncontrolling Interest for additional related party disclosures.

5.
Accounts Receivable

Accounts Receivable, net consisted of the following:

($ in thousands)	February 28, 2025	February 29, 2024
Accounts receivable	$121,237	$144,253
Unbilled receivables	18,330	23,890
Less: Allowance for credit losses	(6,131)	(6,587)
Accounts receivable, net	$133,436	$161,556

Unbilled receivables represent revenue recognized for performance obligations that have been satisfied but for which amounts have not been billed, which the Company also refers to as contract assets.

Account balances are written off against the allowance for credit losses when the Company believes that it is probable that the receivable balance will not be recovered.

The allowance for credit losses was comprised of the following:

($ in thousands)	Amount
Balance, February 28, 2023	$(4,290)
Additions	(5,653)
Write-offs	3,356
Balance, February 29, 2024	(6,587)
Additions	(2,595)
Write-offs	3,051
Balance, February 28, 2025	$(6,131)

6.
Prepaid and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

($ in thousands)	February 28, 2025	February 29, 2024
Prepaid software and hardware license and maintenance fees	$10,636	$9,599
Income and other taxes receivable	5,134	4,759
Prepaid insurance	1,554	1,667
Deferred commissions	10,472	7,421
Prepaid marketing	777	1,073
Security deposits	1,117	1,251
Other prepaid expenses and other current assets	4,335	3,073
Total prepaid expenses and other current assets	$34,025	$28,843

Amortization of software licenses held under financing leases is included in cost of revenue and operating expenses. Prepaid maintenance, services and insurance are expensed over the term of the underlying agreements.

7.
Goodwill

The Company tests goodwill for impairment on an annual basis, during the fourth quarter, or whenever events or changes occur that would more-likely-than not reduce the fair value of a reporting unit below its carrying value between annual impairment tests. As the Company has only one reporting unit, any goodwill impairment assessment is performed at the Company level.

During the third and fourth quarters of fiscal 2025, first and third quarters of fiscal 2024 and second and fourth quarters of fiscal 2023, the Company experience a significant decline in the market price of its Class A Common Stock and market capitalization. In additional, in certain of these quarters, the Company experienced slowing growth and lowered projections due to lower than anticipated new bookings, lower revenue, higher than expected churn and macroeconomic impacts. These factors resulted in the Company determining that triggering events occurred, and goodwill impairment assessments were performed for the respective quarters.

During fiscal 2025, 2024 and 2023, the fair value of E2open was calculated using a combination of the discounted cash flow method, guideline public company method and guideline transaction method. The discounted cash flow method was based on the present value of estimated future cash flows which were based on management's estimates of projected net sales, net operating income margins and terminal growth rates, taking into consideration market and industry conditions. The discount rate used was based on the weighted-average cost of capital adjusted for the risk, size premium and business-specific characteristics related to projected cash flows. Under the guideline public company method, the fair value was based on the Company's current and forward-looking earnings multiples using management's estimates of projected net sales and adjusted EBITDA margins with consideration of market premiums. The unobservable inputs used to measure the fair value included projected net sales, forecasted adjusted EBITDA margins, weighted average cost of capital, normalized working capital level, capital expenditures assumptions, profitability projections, determination of appropriate market comparison companies and terminal growth rates. Under the guideline transaction method, the fair value was based on pricing multiples derived from recently sold companies with similar characteristics to E2open taking into consideration management's estimates of projected net sales and net operating income margins.

In each impairment, these approaches generated similar results and indicated that the fair value of E2open's goodwill was less than its carrying amounts. Therefore, during the fiscal years ended February 28, 2025, February 29, 2024 and February 28, 2023, the Company recognized impairment charges of $614.1 million, $1,097.7 million and $901.6 million, respectively. Given the ongoing macroeconomic and market uncertainties, there is a reasonable possibility that the Company may recognize future impairment charges related to its goodwill.

The following tables present the changes in goodwill:

($ in thousands)	Amount
Balance, February 28, 2023	$2,927,807
Impairment charge	(1,097,741)
Currency translation adjustment	13,411
Balance, February 29, 2024	1,843,477
Impairment charge	(614,100)
Currency translation adjustment	(15,583)
Balance, February 28, 2025	$1,213,794

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

During the third and fourth quarters of fiscal 2025 and first and third quarters of fiscal 2024, the Company experienced a significant decline in the market price of its Class A Common Stock and market capitalization. In addition, in certain of these quarters, the Company experienced slowing growth and lowered projections due to lower than anticipated net bookings, lower revenue, higher than expected churn and macroeconomic impacts. These factors resulted in the Company determining that triggering events occurred, and indefinite-lived intangible asset impairment assessments were performed for the respective quarters.

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

The assessments indicated that the fair value of the Company's indefinite-lived intangible asset was less than its carrying amount; therefore, during the fiscal year ended February 28, 2025 and February 29, 2024, the Company recognized an impairment charge of $18.5 million and $34.0 million to intangible assets, net, for the indefinite-lived trademark / trade name, respectively. Given the ongoing macroeconomic and market uncertainties, there is a reasonable possibility that the Company may recognize future impairment charges related to its indefinite-lived intangible asset.

The Company did not record an indefinite-lived intangible asset impairment charge for the year ended February 28, 2023.

Intangible assets, net consisted of the following:

	February 28, 2025
($ in thousands)	Weighted Average Useful Life in Years	Cost	Accumulated Amortization	Net
Indefinite-lived:
Trademark / Trade name	Indefinite	$57,500	$—	$57,500
Definite-lived:
Client relationships	14	500,466	(237,948)	262,518
Technology	7	688,509	(365,129)	323,380
Content library	10	50,000	(20,372)	29,628
Trade name	1	3,979	(3,979)	—
Backlog	3	800	(800)	—
Total definite-lived		1,243,754	(628,228)	615,526
Total intangible assets		$1,301,254	$(628,228)	$673,026

	February 29, 2024
($ in thousands)	Weighted Average Useful Life in Years	Cost	Accumulated Amortization	Net
Indefinite-lived:
Trademark / Trade name	Indefinite	$76,000	$—	$76,000
Definite-lived:
Client relationships	14	502,722	(194,001)	308,721
Technology	7	691,573	(270,051)	421,522
Content library	10	50,000	(15,372)	34,628
Trade name	1	3,997	(3,997)	—
Backlog	3	800	(640)	160
Total definite-lived		1,249,092	(484,061)	765,031
Total intangible assets		$1,325,092	$(484,061)	$841,031

The e2open trade name and various trademarks are indefinite-lived. Acquired trade names are definite-lived as over time the Company rebrands acquired products and services as e2open.

During February 2023, net client relationships and technology of $0.7 million and $1.6 million, respectively, were sold as part of the subsidiary disposition.

Amortization of intangible assets is recorded in cost of revenue and operating expenses in the Consolidated Statements of Operations. The Company recorded amortization expense related to intangible assets of $148.1 million, $178.9 million and $181.3 million for the fiscal years ended February 28, 2025, February 29, 2024 and February 28, 2023, respectively.

The weighted-average remaining amortization period for the definite-lived intangible assets was 8.8 years as of February 28, 2025.

Future amortization of intangibles is as follows for the fiscal years ending:

($ in thousands)	Amount
2026	$116,680
2027	116,680
2028	92,025
2029	69,489
2030	40,519
Thereafter	180,133
Total future amortization	$615,526

9.
Property and Equipment, Net

Property and equipment, net consisted of the following:

($ in thousands)	February 28, 2025	February 29, 2024
Computer equipment	$69,069	$63,416
Software	26,630	27,038
Software development costs	71,971	53,613
Furniture and fixtures	1,776	2,719
Leasehold improvements	7,733	9,063
Gross property and equipment	177,179	155,849
Less accumulated depreciation and amortization	(115,901)	(88,672)
Property and equipment, net	$61,278	$67,177

Computer equipment and software include assets held under financing leases. Amortization of assets held under financing leases is included in depreciation expense. See Note 24, Leases for additional information regarding the Company's financing leases.

Depreciation expense was $33.9 million, $35.8 million and $31.9 million for the fiscal years ended February 28, 2025, February 29, 2024 and February 28, 2023, respectively.

Unamortized software development costs were $41.1 million and $35.6 million as of February 28, 2025 and February 29, 2024, respectively.

The Company recognized $12.9 million, $9.3 million and $5.6 million of amortization of capitalized software development costs for the fiscal years ended February 28, 2025, February 29, 2024 and February 28, 2023, respectively.

Property and equipment, net by geographic regions consisted of the following:

($ in thousands)	February 28, 2025	February 29, 2024
Americas	$53,723	$56,738
Europe	3,975	5,832
Asia Pacific	3,580	4,607
Property and equipment, net	$61,278	$67,177

No material gains or losses on disposal of property and equipment were recorded during the fiscal years ended February 28, 2025, February 29, 2024 and February 28, 2023.

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

During the fourth quarter of fiscal 2025, the Company determined that there was substantial doubt about the private firm's ability to continue as a going concern. As a result, the Company determined that its investment had no value and should be fully impaired as of February 28, 2025. This resulted in a $5.5 million impairment which was reflected in the impairment of cost method investment of the Consolidated Statements of Operations.

11.
Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

($ in thousands)	February 28, 2025	February 29, 2024
Accrued compensation	$33,090	$34,982
Trade accounts payable	24,713	29,678
Accrued professional services	7,131	5,712
Client deposits	2,645	2,558
Accrued severance and retention	213	1,530
Accrued litigation	—	1,399
Current portion of tax receivable agreement liability	4,158	1,791
Other	7,037	12,944
Total accounts payable and accrued liabilities	$78,987	$90,594

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

The Tax Receivable Agreement liability was $63.4 million and $69.7 million as of February 28, 2025 and February 29, 2024, respectively, which represents the current and long-term portion of the liability. The current portion of the Tax Receivable Agreement liability was $4.2 million and $1.8 million as of February 28, 2025 and February 29, 2024, respectively. The determination of current and long-term portion is based on management's estimate of taxable income for the fiscal year and the determination that a Tax Receivable Agreement payment is due and payable within the next twelve months.

The tax rate used in the calculation was 23.8% and 23.7% as of February 28, 2025 and February 29, 2024, respectively. The discount rate used for the ASC 805 calculation was 9.2% and 9.0% as of February 28, 2025 and February 29, 2024, respectively, based on the cost of debt plus an incremental premium. During the fiscal years ended February 28, 2025, February 29, 2024 and February 28, 2023, a gain of $5.6 million, gain of $2.2 million and loss of $2.9 million, respectively, was recorded as a change in the Tax Receivable Agreement liability related to the ASC 805 discounted liability. During the fiscal years ended February 28, 2025 and February 29, 2024, the Tax Receivable Agreement liability under ASC 450 increased by $1.1 million and $2.2 million, respectively, related to exchanges of Common Units for Class A Common Stock with a corresponding charge to equity.

During the fiscal year ended February 28, 2025, $1.8 million was paid to Tax Receivable Agreement holders. There were no payments made to Tax Receivable Agreement holders prior to fiscal 2025.

13.
Notes Payable

Notes payable outstanding were as follows:

($ in thousands)	February 28, 2025	February 29, 2024
2021 Term Loan	$1,056,275	$1,067,238
Other notes payable	439	748
Total notes payable	1,056,714	1,067,986
Less unamortized debt issuance costs	(14,270)	(19,091)
Total notes payable, net	1,042,444	1,048,895
Less current portion	(11,264)	(11,272)
Notes payable, less current portion, net	$1,031,180	$1,037,623

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

The 2021 Revolving Credit Facility will mature on February 4, 2026. E2open, LLC can request increases in the revolving commitments and additional term loan facilities, in minimum amounts of $2.0 million for each facility. Principal payments are due on the Credit Agreement the last day of February, May, August and November commencing August 2021. The Credit Agreement was payable in quarterly installments of $2.7 million. The Credit Agreement is payable in full on February 4, 2028.

See Note 30, Subsequent Events for information related to an extension of the Revolving Credit Facility.

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

E2open Parent Holdings, Inc. is a holding company with no other operations, cash flows, material assets or liabilities other than its equity interest in E2open Holdings, LLC. E2open Holdings, LLC is a holding company which has an equity interest in E2open Intermediate, LLC (the guarantor) and E2open, LLC (the borrower).

Borrowings under the Credit Agreements may be used for working capital and other general corporate purposes, including capital expenditures, permitted acquisitions and other investments, restricted payments and the refinancing of indebtedness, and any other use not prohibited by the Loan Documents.

As of February 28, 2025 and February 29, 2024, there were $1,056.3 million and $1,067.2 million outstanding under the 2021 Term Loan, respectively, at an interest rate of 7.94% and 8.95%, respectively. The interest rates on the 2021 Term Loan were based on SOFR plus 350 basis points. There were no outstanding borrowings, no letters of credit and $155.0 million available borrowing capacity under the 2021 Revolving Credit Facility as of February 28, 2025 and February 29, 2024.

The Company was in compliance with the First Lien Leverage Ratio for the Credit Agreement as of February 28, 2025 and February 29, 2024.

Beginning in March 2023, the Company entered into zero-cost interest rate collars in the notional amount of $300.0 million to hedge its exposure to fluctuations in interest rates on the variable rate debt on a portion of its 2021 Term Loan. See Note 15, Financial Instruments for additional information.

During the years ended February 28, 2025, February 29, 2024 and February 28, 2023, the Company recognized $98.8 million, $101.6 million and $70.8 million, respectively, of interest expense related to its outstanding debt in the Consolidated Statements of Operations including the amortization of deferred financing fees.

The following table sets forth principal payment obligations of the Company's notes payable for the fiscal years ending:

($ in thousands)	Amount
2026	$11,264
2027	11,099
2028	1,034,351
Total minimum payments	1,056,714
Less current portion	(11,264)
Notes payable, less current portion	$1,045,450

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

The contingent consideration liability was $5.1 million and $18.0 million as of February 28, 2025 and February 29, 2024, respectively. The fair value remeasurements resulted in a gain of $12.9 million, $11.5 million and $16.0 million for the fiscal years ended February 28, 2025, February 29, 2024 and February 28, 2023, respectively.

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

There were 3,372,184 shares of Series B-2 common stock outstanding as of February 28, 2025 and February 29, 2024. The Series B-2 common stock will automatically convert into Class A Common Stock on a one-to-one basis upon the occurrence of the first day on which the 20-day volume-weighted average price (VWAP) is equal to at least $15.00 per share; provided, however, that the reference to $15.00 per share shall be decreased by the aggregate per share amount of dividends actually paid in respect of a share of Class A Common Stock following the closing of the Business Combination. If any of the Series B-2 common stock does not vest on or before the 10-year anniversary of the Closing Date, such common stock will be canceled for no consideration.

There were 2,627,724 shares of Series 2 RCUs outstanding as of February 28, 2025 and February 29, 2024. Similar to the Series B-2 common stock, the Series 2 RCUs will vest (a) at such time as the 20-day VWAP of the Class A Common Stock is at least $15.00 per share; however, the $15.00 per share threshold will be decreased by the aggregate amount of dividends per share paid following the closing of the Business Combination; (b) upon the consummation of a qualifying change of control of the Company or Sponsor and (c) upon the qualifying liquidation defined in the limited liability company agreement.

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

15.
Financial Instruments

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

As of February 28, 2025, the Company's foreign exchange forward contracts were concluded.

The Company's exposure to the market gains or losses will vary over time as a function of currency exchange rates. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

The Company reports its foreign exchange forward contract assets and liabilities on a net basis in the Consolidated Balance Sheets when a master-netting arrangement exists between it and the counterparty to the contract. A standard master netting agreement exists between the Company and the counterparty to the foreign exchange forward contract entered into in August 2022. The agreement allowed for multiple transaction payment netting and none of the netting arrangements involved collateral.

Cash Flow Hedging Activities

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

As of February 29, 2024, the amounts related to the Collars were recorded in prepaid expenses and other current assets and other noncurrent assets on the Consolidated Balance Sheets. As of February 28, 2025 the amounts related to the Collars were recorded accounts payable and accrued liabilities and other noncurrent liabilities on the Consolidated Balance Sheets.

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

See Note 21, Other Comprehensive Loss for additional information regarding the cash flow hedges.

16.
Fair Value Measurement

The Company’s financial instruments include cash and cash equivalents; investments; accounts receivable, net; notes receivable, accounts payable; notes payable; and financing lease obligations. Accounts receivable, net, notes receivable and accounts payable are stated at their carrying value, which approximates fair value, due to their short maturity. The Company measures its cash equivalents and investments at fair value, based on an exchange or exit price which represents the amount that would be received for an asset sale or an exit price, or paid to transfer a liability in an orderly transaction between knowledgeable and willing market participants. Certificates of deposit are valued at original cost plus accrued interest, which approximates fair value. The Company estimates the fair value for notes payable and financing lease obligations by discounting the future cash flows of the related note and lease payments. As of February 28, 2025 and February 29, 2024, the fair value of the cash and cash equivalents, restricted cash, certificates of deposit, notes payable and financing lease obligations approximates their recorded values.

The following tables set forth details about the Company’s investments:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
February 28, 2025
Asset-backed securities	$162	$40	$—	$202

February 29, 2024
Asset-backed securities	$162	$45	$—	$207

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

The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy are summarized as follows:

	February 28, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Asset-backed securities	$—	$202	$—	$202
Total investments	—	202	—	202

Total assets	$—	$202	$—	$202

Liabilities:
Interest rate collar agreements	$—	$20	$—	$20
Cash-settled restricted stock units	13	—	—	13
Tax receivable agreement liability	—	—	43,690	43,690
Warrant liability	479	—	103	582
Contingent consideration	—	—	5,128	5,128
Total liabilities	$492	$20	$48,921	$49,433

	February 29, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Asset-backed securities	$—	$207	$—	$207
Total investments	—	207	—	207
Other assets:
Forward currency contracts	—	46	—	46
Interest rate collar agreements	—	1,830	—	1,830
Total other assets	—	1,876	—	1,876
Total assets	$—	$2,083	$—	$2,083

Liabilities:
Cash-settled stock units	$34	$—	$—	$34
Tax receivable agreement liability	—	—	50,964	50,964
Warrant liability	11,012	—	3,701	14,713
Contingent consideration	—	—	18,028	18,028
Total liabilities	$11,046	$—	$72,693	$83,739

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

Contingent Consideration

The following table provides a reconciliation of the beginning and ending balances of the contingent consideration using significant unobservable inputs (Level 3):

($ in thousands)	February 28, 2025	February 29, 2024
Beginning of period	$18,028	$29,548
Gain from fair value of contingent consideration	(12,900)	(11,520)
End of period	$5,128	$18,028

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

Tax Receivable Agreement

The Company's Tax Receivable Agreement liability is measured under both ASC 805 at fair value on a recurring basis using significant unobservable inputs (Level 3) and ASC 450 at book value. The following table provides a reconciliation of the portion of the Tax Receivable Agreement liability measured at fair value under Level 3:

($ in thousands)	February 28, 2025	February 29, 2024
Beginning of period	$50,964	$53,154
Payments	(1,709)	—
Gain from fair value of tax receivable agreement liability	(5,565)	(2,190)
End of period	$43,690	$50,964

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

Warrants

The Company’s warrant liability is measured at fair value on a recurring basis using active market quoted prices (Level 1) and significant unobservable inputs (Level 3). The following table provides a reconciliation of the warrant liability:

($ in thousands)	February 28, 2025	February 29, 2024
Beginning of period	$14,713	$29,616
Gain from fair value of warrant liability	(14,131)	(14,903)
End of period	$582	$14,713

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

See Note 30, Subsequent Events for information regarding trading in the Company's warrants.

There were no transfers of financial instruments between levels of the fair value hierarchy during the years ended February 28, 2025, February 29, 2024 and February 28, 2023.

17.
Revenue

Total Revenue by Geographic Locations

Revenue by geographic regions consisted of the following:

	Fiscal Year Ended
($ in thousands)	February 28, 2025	February 29, 2024	February 28, 2023
Americas	$520,674	$536,316	$549,246
Europe	67,686	77,857	81,062
Asia Pacific	19,328	20,381	21,907
Total revenue	$607,688	$634,554	$652,215

Revenues by geography are determined based on the region of the Company’s contracting entity, which may be different than the region of the client. Americas revenue attributed to the United States was 85%, 84% and 83% during the years ended February 28, 2025, February 29, 2024 and February 28, 2023, respectively. No other country represented more than 10% of total revenue during these periods.

Remaining Performance Obligations

Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied. It includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods and does not include contracts where the client is not committed. The client is not considered committed when they are able to terminate for convenience without payment of a substantive penalty under the contract. Additionally, as a practical expedient of ASC 606, the Company has not disclosed the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. As of February 28, 2025 and February 29, 2024, approximately $968.6 million and $863.1 million of revenue was expected to be recognized from remaining performance obligations, respectively. These amounts are expected to be recognized over the next five years.

Contract Assets and Liabilities

Contract assets primarily represent revenues recognized for performance obligations that have been satisfied but for which amounts have not been billed. Contract assets were $18.3 million and $23.9 million as of February 28, 2025 and February 29, 2024, respectively. Contract liabilities consist of deferred revenue which includes billings in excess of revenue recognized related to subscription contracts and professional services. Deferred revenue is recognized as revenue when the Company performs under the contract. Deferred revenue was $218.3 million and $215.2 million as of February 28, 2025 and February 29, 2024, respectively. Revenue recognized during the fiscal year ended February 28, 2025, included in deferred revenue on the Consolidated Balance Sheets as of February 29, 2024, was $203.4 million.

Sales Commissions

With the adoption of ASC 606 and ASC 340-40, in March 2019, the Company began deferring and amortizing sales commissions that are incremental and directly related to obtaining client contracts. Amortization expense of $9.8 million, $6.3 million and $4.1 million was recorded in sales and marketing expenses in the Consolidated Statements of Operations for the fiscal years ended February 28, 2025, February 29, 2024 and February 28, 2023, respectively. Sales commissions that would have an amortization period of less than one year are expensed as incurred in sales and marketing expenses. As of February 28, 2025 and February 29, 2024, the Company had a total of $31.0 million and $21.4 million of capitalized sales commissions included in prepaid expenses and other current assets and other noncurrent assets in the Consolidated Balance Sheets, respectively.

18.
Warrants

As of February 28, 2025 and February 29, 2024, there were an aggregate of 29,079,872 warrants outstanding. Each warrant entitles its holders to purchase one share of Class A Common Stock at an exercise price of $11.50 per share. The warrants expire five years after the Closing Date, or earlier upon redemption or liquidation. The warrants are currently exercisable and redeemable when various conditions are met, such as specific stock prices, as detailed in the specific warrant agreements. However, the 10,280,000 private placement warrants are nonredeemable so long as they are held by the Company's Sponsor or its permitted transferees. The warrants were recorded as a liability in warrant liability on the Consolidated Balance Sheets with a balance of $0.6 million and $14.7 million as of February 28, 2025 and February 29, 2024, respectively. During the fiscal years ended February 28, 2025, February 29, 2024 and February 28, 2023, a gain of $14.1 million, $14.9 million and $37.5 million was recognized in gain from change in fair value of the warrant liability in the Condensed Consolidated Statements of Operations, respectively.

See Note 30, Subsequent Events for information regarding trading in the Company's warrants.

19.
Stockholders' Equity

Class A Common Stock

The Company is authorized to issue 2,500,000,000 Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A Common Stock are entitled to one vote for each share. As of February 28, 2025 and February 29, 2024, there were 310,098,908 and 306,237,585 shares of Class A Common Stock issued, respectively, and 309,922,254 and 306,060,931 shares of Class A Common Stock outstanding, respectively.

Class V Common Stock

The Company is authorized to issue 42,747,890 Class V common stock with a par value of $0.0001 per share. These shares have no economic value but entitle the holder to one vote per share. As of February 28, 2025 and February 29, 2024, there were 30,692,235 and 31,225,604 shares of Class V Common Stock issued and outstanding, respectively, and 12,055,655 and 11,522,286 shares of Class V Common Stock held in treasury, respectively.

The holders of Common Units participate in net income or loss allocations and distributions of E2open Holdings. They are also entitled to Class V Common Stock on a one-for-one basis to their Common Units which in essence allows each holder one vote per Common Unit.

The following table reflects the changes in the Company’s outstanding stock:

	Class A	Class V	Series B-1	Series B-2
Balance, February 28, 2022	301,359,967	33,560,839	94	3,372,184
Conversion of Common Units (1)	349,941	(568,832)	—	—
Vesting of restricted awards, net of shares withheld for taxes (2)	695,445	—	—	—
Balance, February 28, 2023	302,405,353	32,992,007	94	3,372,184
Conversion of Common Units (1)	1,766,403	(1,766,403)	—	—
Issuance of common stock pursuant to restricted stock awards (3)	408,881	—	—	—
Vesting of restricted awards, net of shares withheld for taxes (2)	1,454,387	—	—	—
Issuance of unrestricted common stock (4)	25,907	—	—	—
Balance, February 29, 2024	306,060,931	31,225,604	94	3,372,184
Conversion of Common Units (1)	533,369	(533,369)	—	—
Issuance of common stock upon exercise of options	32,391	—	—	—
Vesting of restricted awards, net of shares withheld for taxes (2)	3,295,563	—	—	—
Balance, February 28, 2025	309,922,254	30,692,235	94	3,372,184

(1)
Class A Common Stock issued for the conversion of Common Units settled in stock. Class V Common Stock are retired on a one-for-one basis when Common Units are converted into Class A Common Stock or settled in cash.
(2)
The Class A Common Stock withheld for taxes revert back to the 2021 Incentive Plan, as defined below, and are used for future grants.
(3)
Issuance of Class A Common Stock associated with restricted stock award grants.
(4)
Issuance of Class A Common Stock that was fully vested and unrestricted on the date of grant.
20.
Noncontrolling Interest

Noncontrolling interest represents the portion of E2open Holdings that the Company controls and consolidates but does not own. As of February 28, 2025 and February 29, 2024, the noncontrolling interest represents a 9.0% and 9.3% ownership in E2open Holdings, respectively. As part of the Business Combination, E2open Parent Holdings, Inc. became the owner of E2open Holdings along with the existing owners of E2open Holdings through Common Unit ownership. The existing owners of E2open Holdings are shown as noncontrolling interest on the Consolidated Balance Sheets and their portion of the net income (loss) of E2open Holdings is shown as net income (loss) attributable to noncontrolling interest on the Consolidated Statements of Operations.

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

During the fiscal year ended February 28, 2025, there were 533,369 Common Units converted into Class A Common Stock with a value of $2.3 million based off the 5-day VWAP. During the fiscal year ended February 29, 2024, 1,766,403 Common Units were converted into Class A Common Stock with a value of $7.5 million based off the 5-day VWAP. This activity resulted in a decrease to noncontrolling interest of $2.3 million and $7.5 million during the fiscal years ended February 28, 2025 and February 29, 2024, respectively.

As of February 28, 2025 and February 29, 2024, there were a total of 30.7 million and 31.2 million Common Units held by participants of E2open Holdings, respectively.

The Company follows the guidance issued by the FASB regarding the classification and measurement of redeemable securities. Accordingly, the Company has determined that the Common Units meet the requirements to be classified as permanent equity.

21.
Other Comprehensive Loss

Accumulated other comprehensive loss in the equity section of Consolidated Balance Sheets includes:

($ in thousands)	Foreign Currency Translation Adjustment	Unrealized Holding Gains (Losses) on Foreign Exchange Forward Contracts	Unrealized Holding Gains (Losses) on Interest Rate Collar Agreements	Total
Balance, February 28, 2023	$(67,747)	$(856)	$—	$(68,603)

Other comprehensive gain	17,577	902	1,830	20,309
Tax effects	1,459	—	—	1,459
Other comprehensive gain	19,036	902	1,830	21,768
Balance, February 29, 2024	(48,711)	46	1,830	(46,835)

Other comprehensive loss	(14,875)	(46)	(1,850)	(16,771)
Tax effects	(229)	—	—	(229)
Other comprehensive loss	(15,104)	(46)	(1,850)	(17,000)
Balance, February 28, 2025	$(63,815)	$—	$(20)	$(63,835)

The effect of amounts reclassified out of unrealized holding losses on derivatives into net loss was as follows:

	Fiscal Year Ended
($ in thousands)	February 28, 2025	February 29, 2024	February 28, 2023
Reclassifications:
Cost of revenue	$1	$141	$201
Research and development	2	132	177
Sales and marketing	—	7	7
General and administrative	1	59	90
Total	$4	$339	$475

The effect of amounts reclassified out of unrealized gains for interest rate collars as on offset to interest expense was as follows:

	Fiscal Year Ended
($ in thousands)	February 28, 2025	February 29, 2024
Reclassifications:
$100 million notional interest rate collar	$(538)	$(678)
$200 million notional interest rate collar	(693)	(897)
Total	$(1,231)	$(1,575)

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

	Fiscal Year Ended
(in thousands, except per share data)	February 28, 2025	February 29, 2024	February 28, 2023
Net loss per share:
Numerator - basic:
Net loss	$(725,785)	$(1,185,079)	$(720,202)
Less: Net loss attributable to noncontrolling interest	(65,955)	(115,055)	(71,499)
Net loss attributable to E2open Parent Holdings, Inc. - basic	$(659,830)	$(1,070,024)	$(648,703)

Numerator - diluted:
Net loss attributable to E2open Parent Holdings, Inc. - basic	$(659,830)	$(1,070,024)	$(648,703)
Net loss attributable to E2open Parent Holdings, Inc. - diluted	$(659,830)	$(1,070,024)	$(648,703)

Denominator - basic:
Weighted average shares outstanding - basic	308,268	303,751	301,946
Net loss per share - basic	$(2.14)	$(3.52)	$(2.15)

Denominator - diluted:
Weighted average shares outstanding - basic	308,268	303,751	301,946
Weighted average shares outstanding - diluted	308,268	303,751	301,946
Diluted net loss per common share	$(2.14)	$(3.52)	$(2.15)

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

The following table summarizes the potential common shares excluded from the calculation of diluted loss per common share as their effect would have been anti-dilutive:

	Fiscal Year Ended
	February 28, 2025	February 29, 2024	February 28, 2023
Series B-1 common stock	94	94	94
Series B-2 common stock	3,372,184	3,372,184	3,372,184
Restricted common units Series 2	2,627,724	2,627,724	2,627,724
Warrants	29,079,872	29,079,872	29,079,872
Common Units	30,692,235	31,225,604	33,279,284
Performance-based options	3,745,960	2,519,549	3,612,372
Time-based options	2,430,830	2,472,858	—
Performance-based restricted stock units	4,017,050	4,779,438	2,049,335
Time-based restricted stock units	13,568,248	11,836,338	2,937,429
Time-based restricted stock awards	—	408,881	—
Units/Shares excluded from the dilution computation	89,534,197	88,322,542	76,958,294

23.
Share-Based Compensation

The E2open Parent Holdings, Inc. 2021 Omnibus Incentive Plan, as Amended and Restated (2021 Incentive Plan), allows the Company to make equity and equity-based incentive awards to officers, employees, directors and consultants. There were 15,000,000 shares of Class A Common Stock reserved for issuance under the 2021 Incentive Plan as of February 28, 2022. The "evergreen" provision of the 2021 Incentive Plan provides for an annual automatic increase to the number of shares of Class A Common Stock available under the plan. As of March 1, 2022, 2023 and 2024, an additional 4,849,684, 7,304,646 and 12,301,706 shares were reserved for issuance under the "evergreen" provision, respectively. Shares issued under the 2021 Incentive Plan can be granted as stock options, restricted stock awards, restricted stock units, performance stock awards, cash awards and other equity-based awards. No award may vest earlier than the first anniversary of the date of grant, expect under limited conditions. See Note 30, Subsequent Events for information about additional shares reserved as part of the "evergreen" provision of the 2021 Incentive Plan.

During fiscal 2023 and 2024, the board of directors approved a company-wide share-based compensation program under the 2021 Incentive Plan where all eligible employees received annual stock awards as part of their annual compensation package. Future awards under this program are at the discretion of the board of directors and are not guaranteed for any fiscal year.

Options

Options are either performance-based or time-based. The fiscal 2022 options were performance-based and measured based on obtaining an organic revenue growth target over a one-year period. The fiscal 2023 options were performance-based and measured based on obtaining organic revenue growth, adjusted EBITDA and net booking targets over a one-year period. A quarter of all the options vest at the end of the performance period and the remaining options vest equally over the following three years. The fiscal 2024 options were time-based with one-third of the options vesting at the end of the first year with the remaining options vesting ratably each quarter over the remaining two-years. For fiscal 2025, the only options granted were the two awards described below.

The Company's executive officers and senior management are granted these performance-based and time-based options. The performance target is set at 100% at the date of grant, and the probability of meeting the performance target is remeasured each quarter over the performance period and adjusted if needed. The performance target for the options granted during May 2021 was finalized in April 2022 above 100%. The performance target for the options granted in May 2022 was finalized in April 2023 below 100%. The performance target for the options granted in May 2023 was finalized in April 2024 below 100%.

In February 2024, Mr. Andrew Appel, Chief Executive Officer (CEO), was awarded performance-based options with a market condition based on the closing price of the Company's stock for 20 days out of 30 consecutive trading days during the performance period. The performance period will be for the three-years of the grant and be measured at each vesting period. The performance-based options will time vest up to one-third after the first year and up to one-twelfth each of the following seven quarters with the remaining earned shares vesting on the third anniversary of the grant.

On March 7, 2024, Mr. Appel's Chief of Staff, Mr. McIndoe, was awarded options valued at $0.5 million, or 111,112 shares, which time-based with one-third of the options vesting at the end of the first year with the remaining options vesting ratably each quarter over the remaining two-years.

On January 7, 2025, Ms. Susan Bennett, Chief Legal Officer, was awarded options valued at $0.5 million, or 164,836 shares, which time-based with one-third of the options vesting at the end of the first year with the remaining options vesting ratably each quarter over the remaining two-years.

As of February 28, 2025, there were 3,372,176 unvested performance-based options and 1,604,077 unvested time-based options.

RSUs

The RSUs are either performance-based or time-based. These awards are recorded as equity awards within the Consolidated Statements of Stockholders' Equity. The fiscal 2022 performance-based RSUs were measured based on obtaining an organic revenue growth target over a one-year period. The fiscal 2023 performance-based RSUs were measured based on obtaining organic revenue growth, adjusted EBITDA and net bookings targets over a one-year period. The fiscal 2024 performance-based RSUs were measured based on obtaining organic constant currency subscriptions revenue growth, constant currency adjusted EBITDA and net bookings targets over a one-year period. The fiscal 2025 performance-based RSUs are measured based on obtaining an organic subscription revenue growth and constant currency adjusted EBITDA targets over a one-year period.

The performance target is set at 100% at the date of grant, and the probability of meeting the performance target is remeasured each quarter over the performance period and adjusted if needed. The performance target for the performance-based RSUs granted during May 2021 was finalized in April 2022 above 100%. The performance target for the performance-based RSUs granted in May 2022 was finalized in April 2023 below 100%. The performance target for the performance-based RSUs granted in May 2023 was finalized in April 2024 with actual results below 100%. The performance target for the performance-based RSUs granted in May 2024 was finalized in April 2025 with actual results below 100%.

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

On May 14, 2024, Ms. Bennett was awarded an RSU grant valued at $0.7 million, or 150,000 shares, under our 2021 Incentive Plan which vested after six months of issuance.

As of February 28, 2025, there were 4,017,050 performance-based RSUs and 13,568,248 time-based RSUs that were unvested and expected to vest.

Redeemable Share-Based Awards

On February 12, 2024, Mr. Appel was awarded performance-based RSUs with a market condition based on the closing price of the Company's stock for 20 days out of 30 consecutive trading days during the performance period. The stock hurdles range from $3.50 to $15.00 with $3.50 generating an 8% attainment and $15.00 producing a 200% attainment. The performance period will be for the three-years of the grant and be measured at each vesting period. On the first anniversary of the grant, Mr. Appel achieved a stock hurdle of $4.50 per share generating an attainment of 25%, or 375,000 shares. These shares will vest one-third on the first anniversary of the grant and quarterly thereafter with the full 375,000 shares vested on the third anniversary of the grant. Additional performance hurdles will be determined each quarter over the remainder of the three-year performance period.

If there is a change in control, the award will immediately vest under the performance condition based upon the appropriate stock hurdle and automatically time-vest. The vested RSU will be paid in the form of cash and/or equity in a ratio substantially similar to the ratio received by the other shareholders in connection with the change in control. Additionally, the cash portion of the award will be equal to at least 50%. As this award has a redemption feature for the change in control and cash value component, it is recorded as redeemable share-based awards on the Consolidated Balance Sheets.

Mr. Appel was also awarded time-based RSUs that vest one-third after the first year and vest ratably each quarter over the remaining two-years. If there is a change in control, the award will immediately vest and be paid in the form of cash and/or equity in a ratio substantially similar to the ratio received by the other shareholders in connection with the change in control. Additionally, the cash portion of the award will be equal to at least 50%. As this award has a redemption feature for the change in control and cash value component, it is recorded as redeemable share-based awards on the Consolidated Balance Sheets.

The amount presented in the mezzanine as redeemable share-based awards will be the redemption amount as of the grant date, multiplied by the portion of the requisite service period that has elapsed. The redemption amount is based on the number of shares that would vest if a change in control occurred at the grant date multiplied by the grant date stock price. Once the RSUs have vested, the associated redemption value will be reclassified from the redeemable share-based award to additional paid-in capital on the Consolidated Balance Sheets.

Restricted Stock Awards

Restricted stock awards (RSA) are time-based and granted to participants with the associated Class A Common Stock issued on the day of grant. The Class A Common Stock is issued with restrictions and voting rights. When the applicable vesting terms have been met, the restrictions are removed from the Class A Common Stock.

As part of Mr. Appel's compensation as interim CEO, he received an initial RSA grant in October 2023 valued at $0.7 million, or 275,101 shares, under the 2021 Incentive Plan which vested after six months of issuance, or April 12, 2024.

Mr. Appel's Chief of Staff, Mr. McIndoe, was awarded an RSA grant in November 2023 valued at $0.4 million, or 133,780 shares, under the 2021 Incentive Plan which vested after five months of issuance.

As of February 28, 2025, all of the RSAs were fully vested.

Liability Awards

For employees based in China, they are awarded cash-settled RSUs. The cash-settled RSUs issued in fiscal 2023 vest ratable over a three-year period. Beginning in fiscal 2024, the cash-settled RSUs vest one-third at the end of the first year and then ratable each quarter over the remaining two years. The cash-settled RSUs must be settled in cash and are accounted for as liability-type awards. The fair value of these cash-settled RSUs equals the value of the Class A Common Stock on the date of grant and is remeasured at the end of each reporting period at fair value. The change in fair value is recorded in share-based compensation expense in the Consolidated Statements of Operations. The liability for the cash-settled RSUs was negligible as of February 28, 2025 and February 29, 2024 and is included in accounts payable and accrued liabilities in the Consolidated Balance Sheets. As of February 28, 2025 and February 29, 2024, there were 25,971 and 37,479 unvested cash-settled RSUs.

As of February 28, 2025, there were 9,729,170 shares of Class A Common Stock available for grant under the 2021 Incentive Plan.

Named Executive Officer Departures

The Company's former Chief Financial Officer entered into a Transition Agreement in which all of his outstanding stock awards accelerated vesting to August 31, 2022. Additionally, the exercise period for his options was extended from 90 days to one year with exercises permitted through August 31, 2023. All of the options expired unexercised as of August 31, 2023.

In accordance with the executive plan, the Company's former Chief Executive Officer's options, time-based RSUs and performance-based RSUs were prorated as of his vest date, October 11, 2023, resulting in 134,920 options and 147,606 time-based and performance-based RSUs vesting. The 2024 fiscal year performance based RSUs remained unvested until the performance metrics were determined in April 2024 below 100%, at which point 21,630 awards accelerated and vested. All of the options expired as of January 8, 2024.

With the departure of the Company's former Chief Operating Officer (COO), a Release and Non-Competition Agreement (Separation Agreement) was entered in which the former COO provided transition services through December 31, 2023 (Transition Period). As a result of the former COO's departure, his options, time-based RSUs and performance-based RSUs were prorated as of December 31, 2023 resulting in 189,039 options and 187,325 time-based and performance-based RSUs vesting as of December 31, 2023. The 2024 fiscal year performance-based RSUs remained unvested until the performance metrics were determined in April 2024 below 100%, at which point 19,227 awards accelerated and vested. All of the options expired as of March 30, 2024.

With the departure of the Company's former Executive Vice President and General Counsel, a Separation and Release Agreement was entered into under which the General Counsel provided transition services through May 31, 2024. As a result of the General Counsel’s departure, a portion of her options, time-based RSUs and performance-based RSUs were accelerated to June 10, 2024 resulting in 9,121 options and 204,511 time-based and performance-based RSUs vesting as of June 10, 2024. All of the options expired as of September 9, 2024.

Activity under the 2021 Incentive Plan related to options was as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)
Balance, February 29, 2024	4,992	$5.04	7.9
Granted	1,976	3.99
Exercised	(32)	4.62
Forfeited and expired	(759)	7.57
Balance, February 28, 2025	6,177	$4.40	7.1

Vested and exercisable as of February 28, 2025	1,201	$5.24	7.9

	Number of Shares (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)
Balance, February 28, 2023	4,833	$8.42	8.5
Granted	4,632	4.25
Forfeited	(4,473)	7.88
Balance, February 29, 2024	4,992	$5.04	7.9

Vested and exercisable as of February 29, 2024	613	$8.50	3.7

As of February 28, 2025, there was $6.5 million of unrecognized compensation cost related to unvested options. The aggregate intrinsic value of outstanding and exercisable stock option awards was zero as of February 28, 2025 since the Company's Class A Common Stock price was less than the exercise price of the stock options awards.

Activity under the 2021 Incentive Plan related to RSUs was as follows:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value Per Unit	Weighted Average Remaining Recognition Period (in years)
Balance, February 29, 2024	16,726	$5.43	2.0
Granted	11,832	4.09
Added by performance factor	54	6.21
Released	(5,583)	5.60
Canceled and forfeited	(5,444)	5.57
Balance, February 28, 2025	17,585	$4.44	2.0

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value Per Unit	Weighted Average Remaining Recognition Period (in years)
Balance, February 28, 2023	6,475	$8.44	2.4
Granted	16,293	5.00
Added by performance factor	39	9.02
Released	(2,531)	7.67
Canceled and forfeited	(3,550)	6.72
Balance, February 29, 2024	16,726	$5.43	2.0

As of February 28, 2025, there was $46.0 million of unrecognized compensation cost related to unvested RSUs. The aggregate intrinsic value of outstanding RSUs was $40.3 million as of February 28, 2025 which is the outstanding RSUs valued at the closing price of the Company's Class A Common Stock on February 28, 2025.

Activity under the 2021 Incentive Plan related to cash-settled RSUs was as follows:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (in years)
Balance, February 29, 2024	37	$5.78	2.0
Granted	7	4.41
Released	(18)	5.78
Balance, February 28, 2025	26	$5.40	1.5

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (in years)
Balance, February 28, 2023	25	$6.07	2.6
Granted	24	5.60
Released	(8)	6.07
Canceled and forfeited	(4)	5.96
Balance, February 29, 2024	37	$5.78	2.0

As of February 28, 2025, there was less than $0.1 million of unrecognized compensation cost related to unvested cash-settled RSUs. The aggregate intrinsic value of the cash-settled RSUs was $0.1 million as of February 28, 2025 which is the outstanding cash-settled RSUs valued at the closing price of our Class A Common Stock on February 28, 2025.

The estimated grant-date fair values of the options granted or modified were calculated using the Black-Scholes option-pricing valuation model, based on the following assumptions:

	Fiscal Year Ended
	February 28, 2025	February 29, 2024
Expected term (in years)	6.00	0.68 - 6.25
Expected volatility	60.57% - 62.54%	48.97% - 62.80%
Risk-free interest rate	4.04% - 4.46%	3.38% - 5.30%
Expected dividend yield	0%	0%

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

The table below sets forth the functional classification in the Consolidated Statements of Operations of equity-based compensation expense:

	Fiscal Year Ended
($ in thousands)	February 28, 2025	February 29, 2024	February 28, 2023
Cost of revenue	$5,620	$4,265	$1,466
Research and development	6,670	5,682	3,084
Sales and marketing	6,690	5,686	3,298
General and administrative	25,488	11,538	9,713
Total share-based compensation	$44,468	$27,171	$17,561

24.
Leases

The Company accounts for leases in accordance with ASC 842, which requires lessees to recognize lease liabilities and ROU assets on the balance sheet for most operating leases.

Real Estate Leases

The Company leases its primary office space under non-cancelable operating leases with various expiration dates through September 2031. Many of the leases have an option to be extended from two to five years, and several of the leases give the Company the right to early termination with proper notification. Additionally, the Company has subleased three of its office leases as of February 28, 2025.

Several of the operating lease agreements require the Company to provide security deposits. As of February 28, 2025 and February 29, 2024, lease deposits were $3.1 million and $3.4 million, respectively. The deposits are generally refundable at the expiration of the lease, assuming all obligations under the lease agreement have been met. Deposits are included in prepaid and other current assets and other noncurrent assets in the Consolidated Balance Sheets.

During the fiscal years ended February 28, 2025, February 29, 2024 and February 28, 2023, the Company incurred $0.6 million, $0.7 million and $4.1 million impairments on its operating lease ROU assets and leasehold improvements, respectively, due to vacating one, five and seven locations, respectively. The impairments were recorded in general and administrative expenses in the Consolidated Statements of Operations.

During the fiscal year ended February 28, 2025, the Company terminated an operating lease as of March 2025 with an original lease expiration date of July 2028. The Company incurred an early termination fee of $0.6 million and recognized a $0.1 million gain on the write-off of the remaining ROU asset and liability beyond March 2025. ROU impairments were taken on this lease during August 2022 and 2023. During the fiscal year ended February 29, 2024, the Company terminated an operating lease early with a lease expiration date of February 2026. The Company paid an early termination fee of $0.2 million and recognized a $0.2 million gain on the write-off of the remaining ROU asset and liability. An ROU impairment was taken on this lease during August 2022.

Vehicle Leases

The Company leases vehicles under non-cancelable operating lease arrangements which have various expiration dates through January 2029. The Company does not have the right to purchase the vehicles at the end of the lease term.

Equipment Leases

The Company purchases equipment under non-cancelable financing lease arrangements related to software and computer equipment which have various expiration dates through November 2028. The Company has the right to purchase the software and computer equipment anytime during the lease or upon lease completion.

Balance Sheet Presentation

The following tables present the amounts and classifications of the Company's estimated ROU assets, net and lease liabilities:

($ in thousands)	Balance Sheet Location	February 28, 2025	February 29, 2024
Operating lease right-of-use assets	Operating lease right-of-use assets	$14,977	$21,299
Finance lease right-of-use asset	Property and equipment, net	5,507	5,150
Total right-of-use assets		$20,484	$26,449

($ in thousands)	Balance Sheet Location	February 28, 2025	February 29, 2024
Operating lease liability - current	Current portion of operating lease obligations	$6,146	$7,378
Operating lease liability	Operating lease obligations	10,838	17,372
Finance lease liability - current	Current portion of finance lease obligations	2,143	1,448
Finance lease liability	Finance lease obligations	3,170	3,626
Total lease liabilities		$22,297	$29,824

Lease Cost and Cash Flows

The following table summarizes the Company's total lease cost:

	Fiscal Year Ended
($ in thousands)	February 28, 2025	February 29, 2024	February 28, 2023
Finance lease cost:
Amortization of right-of-use asset	$1,789	$1,506	$2,253
Interest on lease liability	381	214	212
Finance lease cost	2,170	1,720	2,465
Operating lease cost:
Operating lease cost	8,061	7,353	7,348
Variable lease cost	2,487	3,309	4,837
Sublease income	(800)	(650)	(552)
Operating net lease cost	9,748	10,012	11,633
Total net lease cost	$11,918	$11,732	$14,098

Supplemental cash flow information related to leases was as follows:

	Fiscal Year Ended
($ in thousands)	February 28, 2025	February 29, 2024	February 28, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$7,755	$8,406	$9,674

The following table presents the weighted-average remaining lease terms and discount rates of the Company's leases:

	Fiscal Year Ended
	February 28, 2025	February 29, 2024
Weighted-average remaining lease term (in years):
Finance lease	2.77	3.74
Operating lease	3.17	3.82
Weighted-average discount rate:
Finance lease	7.04%	7.31%
Operating lease	7.31%	7.02%

Lease Liability Maturity Analysis

The following table reflects the undiscounted future cash flows utilized in the calculation of the lease liabilities as of February 28, 2025:

($ in thousands)	Operating Leases	Finance Leases
2026	$7,247	$2,446
2027	5,786	1,869
2028	3,228	1,007
2029	1,435	561
2030	754	—
Thereafter	699	—
Total	19,149	5,883
Less: Present value discount	(2,165)	(570)
Lease liabilities	$16,984	$5,313

25.
Retirement Plans

The E2open 401(k) Plan allows eligible employees to either make pre-tax 401(k) or after-tax Roth 401(k) contributions. These defined contribution plans are sponsored by the Company and provide a variety of investment options. The Company matches 50% of the first 6% an employee contributes to these plans. Effective January 1, 2023, the Company match is made each payroll period. For prior years, for an employee to be eligible for the matching contribution, the employee had to be actively employed on December 31 to receive the matching contribution for the year. As a result of this change, two years of the Company match were made during the year ended February 29, 2024. The Company made matching contributions of $3.7 million, $7.0 million and $2.4 million during the fiscal years ended February 28, 2025, February 29, 2024 and February 28, 2023. The matching contribution related to the year February 28, 2023 was made in April 2023 in the amount of $3.5 million. During the years ended February 28, 2025, February 29, 2024 and February 28, 2023, expense related to the defined contribution plans was $3.8 million, $4.0 million and $4.7 million, respectively.

26.
Income Taxes

For financial reporting purposes, the components of loss before income tax provision were as follows:

	Fiscal Year Ended
($ in thousands)	February 28, 2025	February 29, 2024	February 28, 2023
Domestic	$(374,412)	$(1,244,565)	$(925,809)
Foreign	(350,210)	(22,890)	(44,769)
Loss before income tax provision	$(724,622)	$(1,267,455)	$(970,578)

The income tax (expense) benefit consisted of the following:

	Fiscal Year Ended
($ in thousands)	February 28, 2025	February 29, 2024	February 28, 2023
Current:
Federal	$(2,574)	$(562)	$(765)
State	(4,210)	(903)	(2,450)
Foreign	(4,833)	(3,949)	(5,835)
Total current	(11,617)	(5,414)	(9,050)

Deferred:
Federal	(1,965)	58,772	209,618
State	3,177	19,293	40,137
Foreign	9,242	9,725	9,671
Total deferred	10,454	87,790	259,426
Total income tax (expense) benefit	$(1,163)	$82,376	$250,376

As a result of the Business Combination, the Company acquired a controlling interest in E2open Holdings, which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, E2open Holdings is not itself subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by E2open Holdings is passed through to and included in the taxable income or loss of its partners, including the Company following the Business Combination, on a pro-rata basis. The Company’s U.S. federal and state income tax benefits relate to the Company’s wholly owned U.S. corporate subsidiaries that are consolidated for U.S. GAAP purposes but separately taxed for U.S. federal and state income tax purposes as corporations as well as the Company’s allocable share of any taxable income of E2open Holdings following the Business Combination. Additionally, the Company owns foreign subsidiaries that file and pay income taxes in their local jurisdiction. The Company has elected to record Global Intangible Low-Taxed Income tax as a period cost.

The Company’s income tax provision differs from the amounts computed by applying the U.S. federal income tax rate of 21% to pretax loss as a result of the following:

	Fiscal Year Ended
($ in thousands)	February 28, 2025	February 29, 2024	February 28, 2023
U.S. federal tax benefit at statutory rate	$152,162	$266,166	$203,823
State tax, net of federal benefit	21,620	43,928	30,322
Foreign rate differential	18,913	417	19
Effect of foreign operations	(45,052)	264	(2,396)
Tax credit carryforwards	548	216	1,126
Non-qualified stock options	239	1,066	1,662
Change in fair value of contingent consideration	2,462	2,198	3,146
Change in fair value of warrant liability	2,968	3,130	7,880
Net impact of noncontrolling interest and non-partnership operations on partnership outside basis	14,571	(20,275)	(8,711)
Nondeductible compensation	(1,543)	(874)	(1,586)
Uncertain tax positions	(1,547)	(396)	(6)
Other	(944)	121	706
Change in valuation allowance	(165,560)	(213,585)	14,391
Total income tax (expense) benefit	$(1,163)	$82,376	$250,376

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

The types of temporary differences that give rise to significant portions of the Company's deferred tax assets and liabilities are set forth below:

($ in thousands)	February 28, 2025	February 29, 2024
Deferred tax assets:
Net operating loss carryforwards	$59,863	$76,252
Capital loss carryforward	128,136	129,490
Investment in partnership	130,863	—
Tax credits	3,368	4,342
Property and equipment	1,410	995
Disallowed interest carryforward	73,600	58,950
Deferred commissions	20	260
Lease liability	4,257	6,073
Capitalized section 174 costs	3,413	3,428
Other deferred tax asset	5,525	4,673
Accruals and reserves	1,766	2,047
Deferred revenue	604	563
Total deferred tax assets	412,825	287,073

Deferred tax liabilities:
Intangibles	62,254	89,624
Investment in partnership	—	13,132
Other deferred tax liability	3,578	5,266
Total deferred tax liabilities	65,832	108,022
Valuation allowance	(390,338)	(232,950)
Net deferred tax liabilities	$(43,345)	$(53,899)

The increase of $125.7 million in the deferred tax asset for the fiscal year ended February 28, 2025, was primarily due to the impact of the goodwill impairment on the outside basis in the investment in the partnership. The $157.4 million increase in the valuation allowance was primarily due to an increase in the net deferred tax asset from the change in the outside basis in the investment in the partnership and additional interest expense carryforward, which are fully covered by a valuation allowance. This was offset by tax basis increases caused by nondeductible research costs, amortization and share-based compensation.

ASC 740, Income Taxes (ASC 740), provides for the recognition of deferred tax assets if realization of such assets is more-likely-than not. Realization of deferred tax assets is dependent upon generating sufficient taxable income, ability to carryback losses, offsetting deferred tax liabilities and availability of tax planning strategies.

The deferred tax asset valuation allowance and changes were as follows:

	Fiscal Year Ended
($ in thousands)	February 28, 2025	February 29, 2024	February 28, 2023
Balance at beginning of year	$232,950	$37,978	$56,617
Additions charged to operations	173,641	215,609	3,770
Additions charged to goodwill	—	—	(257)
Net deductions (1)	(16,253)	(20,637)	(22,152)
Balance at end of year	$390,338	$232,950	$37,978

(1)
Represents current year releases credited to expense and current year reductions due to decreases in net deferred tax assets.

During the fiscal year ended February 28, 2025, the valuation allowance had a net increase of $157.4 million, primarily due to an increase in the net deferred tax asset from the change in the outside basis in the investment in the partnership and additional interest expense carryforward, which are fully covered by a valuation allowance. This was offset by tax basis increases caused by nondeductible research costs, amortization and share-based compensation. During the fiscal year ended February 29, 2024, the valuation allowance had a net increase of $195.0 million, primarily due to a legal entity restructuring which generated a net capital loss carryforward of $129.5 million and an increase in interest expense carryforward of $23.6 million, offset by the reduction in the net deferred tax liability from the change in the outside basis in the investment in the partnership which includes $9.4 million for the vesting of restricted stock awards in additional paid-in capital in fiscal 2024. During the fiscal year ended February 28, 2023, the valuation allowance had a net decrease of $18.6 million, primarily due to a U.S. legal entity restructuring offset by an increase for restrictions on interest limitations in the United Kingdom.

As of February 28, 2025, the Company had net operating loss (NOL) carryforwards for federal, state and foreign income tax purposes of approximately $257.0 million, $193.5 million (post apportionment pre-tax) and $63.6 million, respectively. As a result of the Tax Cuts and Jobs Act (TCJA), NOLs of $137.1 million can be carried forward indefinitely. Pre-TCJA NOLs will begin to expire in fiscal 2027. The foreign net operating loss carryforwards are derived from multiple tax jurisdictions and will begin to expire during fiscal 2026. As of February 28, 2025, the Company had tax credits of approximately $7.4 million to reduce federal income taxes. The majority are U.S. research tax credits. Federal credit carryforwards expire beginning in 2026.

The Company has federal capital loss carryforwards of approximately $546.1 million and state capital loss carryforwards of $530.5 million. The capital loss carryforwards will begin to expire in fiscal year 2028.

IRC Section 382 imposes limitations on a corporation’s ability to utilize its NOLs if the corporation experiences an ownership change, as defined in Section 382. Based upon an analysis performed, utilization of the U.S. federal NOLs, research and development credits and foreign tax credits in future periods will be subject to an annual limitation under IRC Section 382. As noted above, as of February 28, 2025, federal NOL carryforwards and tax credits before any Section 382 limitations were approximately $257.0 million and $7.4 million, respectively. Of these amounts, approximately $92.3 million and $1.1 million will expire unused due to Section 382. Accordingly, the Company has reduced the deferred tax assets based upon the anticipated federal attributes that are expected to expire unutilized due to the annual limitation.

As of February 28, 2025 and February 29, 2024, total gross unrecognized tax benefits were $4.0 million and $2.5 million, respectively. Approximately $3.1 million of the unrecognized tax benefits as of February 28, 2025, if recognized, would have an impact on the Company’s effective tax rate. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of February 28, 2025 and February 29, 2024, the total amount of gross interest and penalties accrued was $0.1 million and $0.2 million, respectively, which was classified as other noncurrent liabilities in the Consolidated Balance Sheets.

A reconciliation of the beginning and ending amount of unrecognized tax benefit was as follows:

($ in thousands)	February 28, 2025	February 29, 2024
Beginning of period	$2,528	$2,571
Gross increases:
Current year tax positions	579	19
Prior year tax positions	2,048	101
Gross decreases:
Prior year tax positions	(251)	—
Prior year tax positions due to statute lapse	(886)	(163)
End of period	$4,018	$2,528

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

The Company is subject to taxation in the U.S., various states and foreign jurisdictions. The Company has several individual filing groups in the U.S, some of which have NOLs dating back to 2015 and earlier. Fiscal 2021 through 2024 generally remain open to examination by the taxing jurisdictions to which the Company is subject. However, carry forward attributes that were generated in tax years prior to fiscal 2020 may be adjusted upon examination by the tax authorities until the statute of limitations closes for the tax year in which the carryforward attributes are utilized.

The Organisation for Economic Co-operation and Development (OECD) announced the Inclusive Framework on Base Erosion Profit Sharing (Framework) which agreed to a two-pillar solution to address tax challenges arising from digitalization of the global economy. Under pillar two, the Framework provides for a global minimum tax rate of 15%, calculated on a country-by-country basis. The Framework must now be implemented by the OECD members who have agreed to the plan, effective in 2024. Numerous countries have enacted legislation to adopt the Framework with a subset of the rules effective January 1, 2024, and the remaining rules effective January 1, 2025, or in later periods. E2open does not anticipate the Framework will have a material impact on its financial statements, largely driven by not meeting the revenue threshold of 750 million Euro for pillar two to apply. E2open will continue to evaluate and monitor this position as further guidance is made available, including refining its analysis as appropriate.

27.
Segments

The Company's chief operating decision maker, the CODM, who is the Company's CEO, manages the business, makes operating decisions and evaluates operating performance on a consolidated basis. The Company consists of one operating segment providing a cloud-based, end-to-end supply chain software platform and related professional services for its clients. The Company operates with centralized functions and delivers its products through one platform.

The CODM assesses performance based on revenue, cost of revenue and significant expense categories as reported in the Consolidated Statements of Operations. Assets are measured based on total assets as reported on the Consolidated Balance Sheets. Total expenditures for additions to long-lived assets are reported as capital expenditures on the Consolidated Statements of Cash Flows. The CODM uses revenue categories and cost of revenue excluding the amortization of acquired intangible assets as reported on the Consolidated Statements of Operations to evaluate performance and allocate resources.

The CODM evaluates profitability excluding acquisition-related expenses; goodwill impairment; intangible asset impairment; impairment of cost method investment, interest and other expenses, net; gain (loss) from change in tax receivable agreement liability; gain from change in fair value of warrant liability; and gain from change in fair value of contingent consideration as reported on the Consolidated Statements of Operations, as well as depreciation and amortization and share-based compensation as reported on the Consolidated Statements of Cash Flows. The CODM manages the business using consolidated expense information as well as regularly provided budget or forecasted expense information for the single operating segment.

28.
Commitments and Contingencies

Global Business Services Agreement

On December 27, 2024, the Company entered into a Master Service Agreement (MSA) with a third party which will provide certain global business services, transformation advisory services and digital solutions for the Company in an effort to drive long-term transformation and efficiencies for its internal processes. The term of the agreement is seven years. The MSA can be terminated after twelve months with at least 180-days’ notice and payment of the applicable termination fee, which can range from $2.5 million to $17.0 million depending upon the reason and timing of the termination.

Legal Proceedings

In 2014, Kewill Inc. (Kewill) (a predecessor of BluJay) entered into a software licensing and service contract with a customer that resulted in a dispute over Kewill’s performance under the agreement. In June 2020, prior to the Company's acquisition of BluJay, the customer filed suit. BluJay and its external counsel considered the claims meritless and intended to file a counter claim for delinquent uncollected receivables. At the time of the BluJay Acquisition in September 2021, an allowance for credit losses was recorded against the uncollected receivables from this customer. No further accrual was established for this litigation at the time of the acquisition or in subsequent periods through the first quarter of fiscal 2024, as in management's judgment, which was based on the advice of external legal counsel, the claims were without merit. Any loss beyond the uncollected receivables was considered remote and the maximum exposure was believed to be immaterial. In February 2022, consistent with the related contractual terms, the case moved to binding arbitration. Upon conclusion of the arbitration proceedings in August 2023, the arbitrator ruled against BluJay. On September 14, 2023, the parties agreed to a settlement for $17.8 million which resolved the matter and released the Company from all alleged claims. The settlement was paid on September 20, 2023.

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

29.
Supplemental Cash Flow Information

Supplemental cash flow information and non-cash investing and financing activities are as follows:

	Fiscal Year Ended
(In thousands)	February 28, 2025	February 29, 2024	February 28, 2023
Supplemental cash flow information - Cash paid for:
Interest	$92,912	$100,984	$62,151
Income taxes	7,940	8,113	10,587
Non-cash investing and financing activities:
Capital expenditures financed under financing lease obligations	2,146	4,209	1,662
Capital expenditures included in accounts payable and accrued liabilities	1,293	230	2,733
Right-of-use assets obtained in exchange for operating lease obligations	249	10,432	2,023
Prepaid maintenance under notes payable	—	462	—
Retirement of fully depreciated assets	6,640	2,609	419
Shares withheld for taxes on vesting of restricted stock	8,660	3,452	1,610
Conversion of Common Units to Class A Common Stock	2,253	7,544	2,481
Redeemable share-based awards	191	—	—

30.
Subsequent Events

The 2021 Incentive Plan has an "evergreen" provision that provides for an annual automatic increase to the number of shares of Class A Common Stock available under the plan. As of March 1, 2025, an additional 5,766,943 shares were reserved for issuance under the "evergreen" provision.

On March 24, 2025, the staff of the NYSE Regulation determined to commence proceedings to delist the Company's warrants, ticker symbol "ETWO-WT," from trading on the NYSE pursuant to Section 802.01D of the Listed Company Manual due to minimum trading price requirements and trading of these warrants was immediately suspended. The Company's warrants have an exercise price of $11.50 and expire in February 2026. As of March 25, 2025, the Company's warrants began trading on the OTC Markets under the ticker symbol OTC:ETWOW. As a result, any over-the-counter market quotes reflect inter-dealer prices without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

On April 18, 2025, the Company signed an amendment to the Credit Agreement to extend the maturity date of the 2021 Revolving Credit Facility to February 4, 2028 to coincide with the maturity date of the 2021 Term Loan. Additionally, the availability under the 2021 Revolving Credit Facility decreased from $155.0 million to $123.8 million.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of February 28, 2025. In designing and evaluating these disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply judgment in evaluating and implementing possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the quarter ended February 28, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We review our disclosure controls and procedures, which may include internal controls over financial reporting, on an ongoing basis. From time to time, management makes changes to enhance the effectiveness of these controls and ensure that they continue to meet the needs of our business over time.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for designing, implementing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of February 28, 2025 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that as of February 28, 2025, our internal control over financial reporting was effective.

This 2024 Annual Report includes an attestation report of our independent registered public accounting firm regarding internal control over financial reporting, which appears in Part II, Item 8., Financial Statements, of this 2025 Annual Report.

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

Item 9B. Other Information

Rule 10b5-1 Trading Arrangements

During the quarter ended February 28, 2025, none of our directors and officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2024 Annual Meeting of Stockholders (Proxy Statement), which is expected to be filed no later than 120 days after the end of our fiscal year ended February 28, 2025, and is incorporated herein by reference.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)
Financial Statements

See Index to Consolidated Financial Statements and Financial Statement Schedules in Part II, Item 8. of this 2025 Annual Report.

Financial Statements Schedules

All schedules are omitted because the information required is not applicable or is shown in the financial statements or notes herein or not present in amounts sufficient to require submission of the schedule.

Exhibits

(b)
The exhibits listed in the following Exhibit Index are filed or incorporated by reference as part of this 2025 Annual Report.

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

3.3	—	Bylaws of E2open Parent Holdings, Inc. (incorporated by reference to Exhibit 3.3 of E2open Parent Holdings, Inc.’s Form 8-K (File No. 001-39272), filed with the SEC on February 10, 2021).
4.1	—	Form of Warrant Certificate of CC Neuberger Principal Holdings I (incorporated by reference to Exhibit 4.3 of CCBN1’s Form S-1/A (File No. 333-236974), filed with the SEC on April 17, 2020).
4.2	—

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

10.14	—

Amendment No. 5 to Credit Agreement and Agency Resignation and Appointment, dated April 18, 2025, by and among, E2open Intermediate, LLC, E2open, LLC, Goldman Sachs Bank USA, USB and Stamford Branch, and the financial institutions parties thereto as lenders and issuing banks (incorporated by reference to Exhibit 10.1 to Form 8-K/A Amendment No. 1, filed with the SEC on April 28, 2025)

10.15 +	—	E2open Parent Holdings, Inc. 2021 Omnibus Incentive Plan, As Amended and Restated (incorporated by reference to Exhibit 10.18 to Form 10-K, filed with the SEC on April 29, 2022)
10.16 +	—	Form of Executive Stock Option Grant Notice (incorporated by reference to Exhibit 10.14 to Form 10-K, filed with the SEC on May 1, 2023)
10.17 *+	—	Form of Executive Performance Based Restricted Stock Unit Notice
10.18 *+	—	Form of Executive Restricted Stock Unit Notice
10.19 +	—	Form of Executive Retention Agreement (incorporated by reference to Exhibit 10.1 of E2open Parent Holdings, Inc.’s Form 8-K (File No. 001-39272), filed with the SEC on November 22, 2023)
10.20 +	—

E2open Parent Holdings, Inc. 2021 Terms of Employment, dated March 1, 2021, between the Company, E2open, LLC and the executive named therein (incorporated by reference to Exhibit 10.1 of E2open Parent Holdings, Inc.’s Form 8-K (File No. 001-39272), filed with the SEC on March 1, 2021).

10.21 +	—

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

10.24 +	—

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

10.27 +	—

Executive Severance Plan, dated as of February 4, 2021, by and among E2open Parent Holdings, Inc. and the executive named therein (incorporated by reference to Exhibit 10.15 of E2open Parent Holdings, Inc.'s Form 10-K (File No. 001-39272), filed with the SEC on May 20, 2021).

10.28 *+	—	Executive Annual Incentive Plan of E2open Parent Holdings, Inc.
19.1*	—	E2open Parent Holdings, Inc. Insider Trading Policy
21.1*	—	List of Subsidiaries of the Company
23.1*	—	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1*	—	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	—	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	—	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number		Description
32.2*	—	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	—	Clawback Policy (incorporated by reference to Exhibit 97.1 of E2open Parent Holdings, Inc's Form 10-K, filed with the SEC on April 29, 2024)
101.INS	—	XBRL Instance Document.
101.SCH	—	XBRL Taxonomy Extension Schema Document.
104	—	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

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

E2open Parent Holdings, Inc.
(Registrant)

/s/ Andrew M. Appel
April 29, 2025	Andrew M. Appel

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

Signature	Capacity	Date
/s/ Andrew M. Appel	Chief Executive Officer	April 29, 2025
Andrew M. Appel	(Principal Executive Officer)

/s/ Marje Armstrong	Chief Financial Officer	April 29, 2025
Marje Armstrong	(Principal Financial Officer)

/s/ Deepa L. Kurian	Chief Accounting Officer	April 29, 2025
Deepa L. Kurian	(Principal Accounting Officer)

/s/ Chinh E. Chu	Chairman of the Board of Directors	April 29, 2025
Chinh E. Chu

/s/ Keith W. Abell	Director	April 29, 2025
Keith W. Abell

/s/ Dr. Stephen C. Daffron	Director	April 29, 2025
Dr. Stephen C. Daffron

/s/ Martin Fichtner	Director	April 29, 2025
Martin Fichtner

/s/ Eva F. Harris	Director	April 29, 2025
Eva F. Harris

/s/ Ryan M. Hinkle	Director	April 29, 2025
Ryan M. Hinkle

/s/ Timothy I Maudlin	Director	April 29, 2025
Timothy I. Maudlin