Form 10-Q
period 2025-05-31
E2open Parent Holdings, Inc.
filed 2025-07-10
CIK 1800347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 8, 2025, E2open Parent Holdings, Inc. had 312,863,786 shares of Class A common stock outstanding.

Glossary of Terms

Abbreviation	Term
ASC	Accounting Standards Codification

Black-Scholes Warrant Value

Value of a warrant immediately prior to the closing of an applicable event based on the Black-Scholes warrant model for a Capped American Call on the Bloomberg Financial Markets. The price of each Class A common stock shall be (1) the volume weighted average price of the Class A common stock as reported during the ten-trading day period ending on the trading day prior to the effective date of the applicable event, (2) the assumed volatility shall be the 90-day volatility obtained from the HVT function on Bloomberg determined as of the trading day immediately prior to the day of the announcement of the applicable event, and (3) the assumed risk-free interest rate shall be the U.S. Treasury rate for the period equal to the remaining term of the warrant.

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

Forward Purchase Agreement	agreement dated as of April 28, 2020, by and between CCNB1 and Neuberger Berman Opportunistic Capital Solutions Master Fund LP

Forward Purchase Warrants	5,000,000 redeemable warrants purchased pursuant to the Forward Purchase Agreement

nm	not meaningful

NYSE	New York Stock Exchange

RCU	restricted common units representing Series 2 of E2open Holdings, LLC

SCM	omni-channel and supply chain management

SEC	U.S. Securities and Exchange Commission

SOFR	Secured Overnight Financing Rate

SONIA	Sterling Overnight Index Average

U.S. GAAP	generally accepted accounting principles in the United States

VWAP	daily per share volume-weighted average price of the Class A Common Stock on the NYSE as displayed on the Bloomberg page under the heading Bloomberg VWAP

Warrant Price	Price per share at which a Class A Common Stock may be purchased at the time a warrant is exercised

WiseTech	WiseTech Global Limited, an Australian public company limited by shares

Forward-Looking Statements

This Quarterly Report on Form 10-Q (Quarterly Report) contains "forward-looking statements" within the meaning of the federal securities laws, and are subject to the safe harbor created under the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not relate solely to historical or current facts, and generally can be identified by the use of words such as "may," "can," "should," "will," "estimate," "plan," "project," "forecast," "intend," "expect," "anticipate," "believe," "seek," "target" and similar expressions or future or conditional verbs. Without limiting the generality of the forgoing, forward-looking statements contained in this document include expectations regarding the future growth, operational and financial performance and business prospects and opportunities.

These forward-looking statements are based on information available as of the date of this Quarterly Report and management's current expectations, forecasts and assumptions, and involve a number of judgments, known and unknown risks and uncertainties and other factors, many of which are outside the control of E2open Parent Holdings, Inc. (we, our, us, Company, E2open) and outside the control of our directors, officers and affiliates. Accordingly, we can give no assurance that any expectation or belief will result or will be achieved or accomplished. Investors therefore should not place undue reliance on forward-looking statements.

As a result of a number of known and unknown risks and uncertainties, our results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

•
uncertainties associated with the proposed merger with WiseTech;
•
risk associated with the failure to complete the proposed merger with WiseTech and its effect on our business and market price of our Class A Common Stock;
•
limitations on our ability to pursue alternatives to the proposed merger with WiseTech;
•
potential litigation against us challenging the proposed merger with WiseTech;
•
the effect of the volatile, negative or uncertain macro-economic and political conditions, tariffs, inflation, changes in interest rates, fluctuations in foreign currency exchange rates and the potential effects of these factors on our business, our slowing growth rate, results of operations and financial condition as well as our clients' businesses and levels of business activity;
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
•
the diversion of management's attention and consumption of resources as a result of the proposed merger with WiseTech;
•
failure to maintain adequate operational and financial resources or raise additional capital or generate sufficient cash flows;
•
cyber-attacks and security vulnerabilities;
•
inability to attract or retain key employees; and
•
certain other factors discussed under Risk Factors and elsewhere in this Quarterly Report.

More information on factors that could cause our actual results or events to differ from those expressed in forward-looking statements are included from time to time in our reports filed with the SEC including in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the fiscal year ended February 28, 2025, filed with the SEC on April 29, 2025 (2025 Form 10-K).

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

PART I—Financial Information

Item 1. Financial Statements.

E2open Parent Holdings, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)		May 31, 2025	February 28, 2025
		(Unaudited)
Assets
Cash and cash equivalents		$230,197	$197,350
Restricted cash		9,818	14,785
Accounts receivable, net of allowance		108,184	133,436
Prepaid expenses and other current assets		35,729	34,025
Total current assets		383,928	379,596
Goodwill		1,243,848	1,213,794
Intangible assets, net		647,513	673,026
Property and equipment, net		60,927	61,278
Operating lease right-of-use assets		12,869	14,977
Other noncurrent assets		28,724	28,364
Total assets		$2,377,809	$2,371,035
Liabilities, Redeemable Share-Based Awards and Stockholders' Equity
Accounts payable and accrued liabilities		$85,372	$74,829
Channel client deposits payable		9,818	14,785
Deferred revenue		203,117	216,740
Current portion of tax receivable agreement liability		42,709	4,158
Current portion of notes payable		11,223	11,264
Current portion of operating lease obligations		5,807	6,146
Current portion of financing lease obligations		2,025	2,143
Income taxes payable		6,213	3,337
Total current liabilities		366,284	333,402
Long-term deferred revenue		3,026	1,536
Operating lease obligations		9,025	10,838
Financing lease obligations		2,740	3,170
Notes payable		1,029,604	1,031,180
Tax receivable agreement liability		—	59,277
Warrant liability		103	582
Contingent consideration		17,188	5,128
Deferred taxes		48,369	48,104
Other noncurrent liabilities		646	648
Total liabilities		1,476,985	1,493,865
Commitments and Contingencies (Note 24)
Redeemable share-based awards		167	191
Stockholders' Equity
Class A common stock; $0.0001 par value, 2,500,000,000 shares authorized; 312,573,189 and 310,098,908 issued and 312,396,535 and 309,922,254 outstanding as of May 31, 2025 and February 28, 2025, respectively		31	31
Class V common stock; $0.0001 par value; 42,747,890 shares authorized; 30,692,235 shares issued and outstanding as of May 31, 2025 and February 28, 2025		—	—
Series B-1 common stock; $0.0001 par value; 9,000,000 shares authorized; 94 shares issued and outstanding as of May 31, 2025 and February 28, 2025		—	—
Series B-2 common stock; $0.0001 par value; 4,000,000 shares authorized; 3,372,184 shares issued and outstanding as of May 31, 2025 and February 28, 2025		—	—
Additional paid-in capital		3,452,223	3,444,584
Accumulated other comprehensive loss	`	(32,273)	(63,835)
Accumulated deficit		(2,547,659)	(2,533,533)
Treasury stock, at cost: 176,654 shares as of May 31, 2025 and February 28, 2025		(2,473)	(2,473)
Total E2open Parent Holdings, Inc. equity		869,849	844,774
Noncontrolling interest		30,808	32,205
Total stockholders' equity		900,657	876,979
Total liabilities, redeemable share-based awards and stockholders' equity		$2,377,809	$2,371,035

See notes to the unaudited condensed consolidated financial statements.

E2open Parent Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended May 31,
(In thousands, except per share amounts)	2025	2024
Revenue
Subscriptions	$132,870	$131,404
Professional services and other	19,740	19,759
Total revenue	152,610	151,163
Cost of Revenue
Subscriptions	38,385	37,099
Professional services and other	16,848	16,752
Amortization of acquired intangible assets	23,786	24,652
Total cost of revenue	79,019	78,503
Gross Profit	73,591	72,660
Operating Expenses
Research and development	23,354	24,797
Sales and marketing	20,173	20,996
General and administrative	21,415	23,343
Acquisition-related expenses	5,485	283
Amortization of acquired intangible assets	5,611	20,086
Total operating expenses	76,038	89,505
Loss from operations	(2,447)	(16,845)
Other income (expense)
Interest and other expense, net	(20,054)	(25,373)
Gain (loss) from change in tax receivable agreement liability	20,727	(3,974)
Gain from change in fair value of warrant liability	479	3,761
Loss from change in fair value of contingent consideration	(12,060)	(2,280)
Total other expense	(10,908)	(27,866)
Loss before income tax provision	(13,355)	(44,711)
Income tax (expense) benefit	(2,168)	1,923
Net loss	(15,523)	(42,788)
Less: Net loss attributable to noncontrolling interest	(1,397)	(3,926)
Net loss attributable to E2open Parent Holdings, Inc.	$(14,126)	$(38,862)

Weighted average common shares outstanding:
Basic	310,513	306,732
Diluted	310,513	306,732
Net loss attributable to E2open Parent Holdings, Inc. common shareholders per share:
Basic	$(0.05)	$(0.13)
Diluted	$(0.05)	$(0.13)

See notes to the unaudited condensed consolidated financial statements.

E2open Parent Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended May 31,
(In thousands)	2025	2024
Net loss	$(15,523)	$(42,788)
Other comprehensive (loss) income, net:
Net foreign currency translation gain, net of tax	31,542	2,065
Net deferred losses on foreign exchange forward contracts	—	(27)
Net deferred gains on interest rate collars	20	456
Total other comprehensive income, net	31,562	2,494
Comprehensive loss	16,039	(40,294)
Less: Comprehensive loss attributable to noncontrolling interest	1,443	(3,697)
Comprehensive loss attributable to E2open Parent Holdings, Inc.	$14,596	$(36,597)

See notes to the unaudited condensed consolidated financial statements.

E2open Parent Holdings, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

(In thousands)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Treasury Stock	Total E2open Equity	Noncontrolling Interest	Total Equity
Balance, February 29, 2024	$31	$3,407,694	$(46,835)	$(1,873,703)	$(2,473)	$1,484,714	$100,413	$1,585,127
Share-based compensation	—	11,768	—	—	—	11,768	—	11,768
Conversion of Common Units to common stock	—	1,311	—	—	—	1,311	(1,311)	—
Vesting of restricted stock awards, net of shares withheld for taxes	—	(3,873)	—	—	—	(3,873)	—	(3,873)
Impact of Common Unit conversions on Tax Receivable Agreement, net of tax	—	(493)	—	—	—	(493)	—	(493)
Issuance of common stock upon exercise of stock options	—	150	—	—	—	150	—	150
Reclassification of stockholders' equity to redeemable share-based awards	—	(930)	—	—	—	(930)	—	(930)
Other comprehensive income	—	—	2,494	—	—	2,494	—	2,494
Net loss	—	—	—	(38,862)	—	(38,862)	(3,926)	(42,788)
Balance, May 31, 2024	$31	$3,415,627	$(44,341)	$(1,912,565)	$(2,473)	$1,456,279	$95,176	$1,551,455

(In thousands)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Treasury Stock	Total E2open Equity	Noncontrolling Interest	Total Equity
Balance, February 28, 2025	$31	$3,444,584	$(63,835)	$(2,533,533)	$(2,473)	$844,774	$32,205	$876,979
Share-based compensation	—	11,241	—	—	—	11,241	—	11,241
Vesting of restricted stock awards, net of shares withheld for taxes	—	(3,627)	—	—	—	(3,627)	—	(3,627)
Reclassification of stockholders' equity to redeemable share-based awards	—	25	—	—	—	25	—	25
Other comprehensive income	—	—	31,562	—	—	31,562	—	31,562
Net loss	—	—	—	(14,126)	—	(14,126)	(1,397)	(15,523)
Balance, May 31, 2025	$31	$3,452,223	$(32,273)	$(2,547,659)	$(2,473)	$869,849	$30,808	$900,657

See notes to the unaudited condensed consolidated financial statements.

E2open Parent Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended May 31,
(In thousands)	2025	2024
Cash flows from operating activities
Net loss	$(15,523)	$(42,788)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	36,698	53,605
Amortization of deferred commissions	3,070	2,109
Provision for credit losses	272	151
Amortization of debt issuance costs	1,351	1,320
Amortization of operating lease right-of-use assets	1,400	1,722
Share-based compensation	11,251	11,787
Deferred income taxes	(3,296)	(5,972)
Right-of-use assets impairment charge	305	—
(Gain) loss from change in tax receivable agreement liability	(20,727)	3,974
Gain from change in fair value of warrant liability	(479)	(3,761)
Loss from change in fair value of contingent consideration	12,060	2,280
(Gain) loss on disposal of property and equipment	(8)	79
Changes in operating assets and liabilities:
Accounts receivable	24,980	50,047
Prepaid expenses and other current assets	(1,639)	(3,905)
Other noncurrent assets	(2,894)	(2,544)
Accounts payable and accrued liabilities	7,466	(10,702)
Channel client deposits payable	(4,967)	1,177
Deferred revenue	(12,134)	(26,403)
Changes in other liabilities	4,609	3,740
Net cash provided by operating activities	41,795	35,916
Cash flows from investing activities
Capital expenditures	(7,326)	(6,084)
Net cash used in investing activities	(7,326)	(6,084)
Cash flows from financing activities
Repayments of indebtedness	(2,813)	(2,808)
Repayments of financing lease obligations	(547)	(353)
Proceeds from exercise of stock options	—	155
Payments of debt issuance costs	(536)	—
Net cash used in financing activities	(3,896)	(3,006)
Effect of exchange rate changes on cash and cash equivalents	(2,693)	76
Net increase in cash, cash equivalents and restricted cash	27,880	26,902
Cash, cash equivalents and restricted cash at beginning of period	212,135	149,038
Cash, cash equivalents and restricted cash at end of period	$240,015	$175,940

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$230,197	$160,203
Restricted cash	9,818	15,737
Total cash, cash equivalents and restricted cash	$240,015	$175,940

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

Basis of Presentation

These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Investments in other companies are carried at cost. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. The unaudited operating results for interim periods reported are not necessarily indicative of the results for the entire fiscal year. For further information, refer to the consolidated financial statements and notes thereto included in our 2025 Form 10-K.

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

Reclassifications

The current portion of the Tax Receivable Agreement liability has been reclassified from accounts payable and accrued liabilities to current portion of tax receivable agreement liability on the Condensed Consolidated Balance Sheets for all periods presented. See Note 10, Tax Receivable Agreement for additional information.

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

2. Pending Corporate Transactions

On May 25, 2025, we entered into an Agreement and Plan of Merger (Merger Agreement) to be acquired by WiseTech Global Limited, an Australian public company limited by shares (WiseTech). Under the terms of the transaction, our stockholders will receive $3.30 per share.

Effect on Capital Stock

At the closing of the transaction, each issued and outstanding share of Class A Common Stock, Series B-1 common stock, Series B-2 common stock, Common Units and Series 2 RCUs will be converted into the right to receive cash equal to $3.30. The Class V Common Stock will be cancelled and extinguished without any conversion or consideration paid.

Additionally, the outstanding warrants will automatically cease to represent a warrant exercisable for our Class A Common Stock and will become exercisable in exchange for Warrant Price, or $11.50 per share, for $3.30 in accordance with the terms of the Warrant Agreement. If a registered holder under the Warrant Agreement properly exercises a warrant within 30 days following the public disclosure of the completion of the proposed merger with WiseTech, the Warrant Price with respect to such exercise shall be reduced by an amount equal to the difference of (a) the Warrant Price in effect prior to such reduction minus (b) (1) $3.30 minus (2) the Black-Scholes Warrant Value (as defined in the Warrant Agreement).

Treatment of Company Equity Awards

At the closing of the transaction, each outstanding option with an exercise price less than $3.30 will be cancelled and converted into the right to receive cash equal to the excess of $3.30 over the option's exercise price per share. Each outstanding option with an exercise price equal to or greater than $3.30 or where the performance-based vesting conditions are not satisfied as a result of the transaction, will be cancelled at the closing of the transaction with no cash payment made.

Any restricted stock unit (RSU) that is vested but unsettled immediately prior to the closing of the transaction, is held by a non-employee board of director or advisory board member, vests in connection with the transaction or is held by an award holder whose aggregate unvested RSUs has a value of $10,000 or less will be cancelled and converted into the right to receive cash equal to $3.30 per share.

All other outstanding RSUs will be cancelled and exchanged for WiseTech restricted stock unit awards covering a number of ordinary shares equal to the product of the equity award ratio and the number of Class A Common Stock underlying the RSU with any resulting fractional shares rounded down to the nearest whole share. If WiseTech determines that converting the RSUs into WiseTech restricted stock unit awards is impracticable, such RSUs will instead be converted into the right to receive cash equal to $3.30 per share.

For the performance-based RSUs, the revenue growth performance target will be deemed achieved at 100% and the stock price condition will be measured using a value of $3.30. Any performance-based vesting conditions that are not satisfied will result in the cancellation of the associated performance-based RSUs.

At the time of the transaction, each performance-based RSU with a time-vesting component that accelerates, or each performance-based RSU with no time-vesting component, will be converted into the right to receive cash equal to $3.30 per share. All other performance-based RSUs will be cancelled and exchanged for WiseTech restricted stock unit awards covering a number of ordinary shares equal to the product of the equity award ratio and the number of Class A Common Stock underlying the performance-based RSU, with any resulting fractional shares rounded down to the nearest whole share. If WiseTech determines that converting the performance-based RSUs into WiseTech restricted stock unit awards is impracticable, such performance-based RSUs will instead be converted into the right to receive cash equal to $3.30 per share.

Termination Rights and Termination Fees

The Merger Agreement between us and WiseTech contains certain customary termination rights including if the proposed merger is not completed on or before February 26, 2026 (Termination Date), unless WiseTech, under certain circumstances in its sole discretion, has extended the Termination Date to May 26, 2026. In the case of termination, we will be required to pay WiseTech a termination fee of $37.5 million and WiseTech is also required to pay us a termination fee of $75.0 million under certain conditions.

Tax Receivable Agreement Amendment

The Tax Receivable Agreement was amended (TRA Amendment) in connection with the Merger Agreement. See Note 10, Tax Receivable Agreement for additional details. Under the TRA Amendment, the parties to the Tax Receivable Agreement will receive an aggregate of $52.5 million in cash in connection with the closing of the transaction with WiseTech in full satisfaction of our obligations under the Tax Receivable Agreement. This amount represents a reduction from what we otherwise would have been contractually obligated to pay under the change of control provisions of the Tax Receivable Agreement without the TRA Amendment. Any payments that were otherwise scheduled under the Tax Receivable Agreement prior to the closing of the transaction will not occur in accordance with the TRA Amendment.

Closing Conditions and Status

The closing of the transaction is dependent upon and subject to several closing conditions, including:

•
necessary regulatory approvals, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (HSR Act), and
•
the absence of any law, injunction or order prohibiting, enjoining or otherwise making illegal the closing of the transaction,
•
the TRA Amendment not having been amended or modified and being in full force and effect immediately prior to the effective time of the closing of the transaction; and
•
other customary closing conditions.

Pursuant to the rules adopted by the SEC, we prepared and filed with the SEC on July 2, 2025, a Preliminary Information Statement on Schedule 14C containing more information about the Merger Agreement and proposed merger with WiseTech.

During the three months ended May 31, 2025 and 2024, we incurred expenses of $5.5 million and $0.3 million related to the strategic review and sale of the Company. These expenses are included in acquisition-related expenses on the Unaudited Condensed Consolidated Statements of Operations.

The aggregate financial advisor fees associated with the transaction are not to exceed $33.1 million. Upon announcement of the transaction, $2.1 million of the financial advisor fees became payable, with the remainder of the fees contingent upon the closing of the transaction.

The transaction is expected to close by the end of calendar 2025.

3. Accounting Standards

Recent Accounting Standards Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures to enhance income tax information primarily through changes in the rate reconciliation and income taxes paid information. ASU 2023-09 also requires income (loss) from continuing operations before income taxes expense (benefit) to be separated between domestic and foreign and income tax expense (benefit) from continuing operations to be separated between federal, state and foreign. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements or disclosures.

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

4. Accounts Receivable

Accounts receivable, net consisted of the following:

($ in thousands)	May 31, 2025	February 28, 2025
Accounts receivable	$95,312	$121,237
Unbilled receivables	18,745	18,330
Less: Allowance for credit losses	(5,873)	(6,131)
Accounts receivable, net	$108,184	$133,436

Unbilled receivables represent revenue recognized for performance obligations that have been satisfied but for which amounts have not been billed, which we also refer to as contract assets.

Account balances are written off against the allowance for credit losses when we believe that it is probable that the receivable balance will not be recovered.

5. Prepaid and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

($ in thousands)	May 31, 2025	February 28, 2025
Prepaid software and hardware license and maintenance fees	$12,358	$10,636
Income and other taxes receivable	5,813	5,134
Prepaid insurance	2,890	1,554
Deferred commissions	10,651	10,472
Prepaid marketing	643	777
Security deposits	566	1,117
Other prepaid expenses and other current assets	2,808	4,335
Total prepaid expenses and other current assets	$35,729	$34,025

Amortization of software licenses held under financing leases is included in cost of revenue and operating expenses. Prepaid maintenance, services and insurance are expensed over the term of the underlying agreements.

6. Goodwill

We test goodwill for impairment on an annual basis, during the fourth quarter, or whenever events or changes occur that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value between annual impairment tests. As we have only one reporting unit, any goodwill impairment assessment is performed at the Company level.

During the third and fourth quarters of fiscal 2025, we experienced a significant decline in the market price of our Class A Common Stock and market capitalization. In addition, in the third quarter of fiscal 2025, we experienced slowing growth and lowered projections due to lower than anticipated new bookings, lower revenue, higher than expected churn and macroeconomic impacts. These factors resulted in us determining that triggering events occurred, and goodwill impairment assessments were performed for the respective quarters.

During fiscal 2025, the fair value of E2open was calculated using a combination of the discounted cash flow method, guideline public company method and guideline transaction method. The discounted cash flow method was based on the present value of estimated future cash flows which were based on management's estimates of projected net sales, net operating income margins and terminal growth rates, taking into consideration market and industry conditions. The discount rate used was based on the weighted-average cost of capital adjusted for the risk, size premium and business-specific characteristics related to projected cash flows. Under the guideline public company method, the fair value was based on our current and forward-looking earnings multiples using management's estimates of projected net sales and adjusted EBITDA margins with consideration of market premiums. The unobservable inputs used to measure the fair value included projected net sales, forecasted adjusted EBITDA margins, weighted average cost of capital, normalized working capital levels, capital expenditures assumptions, profitability projections, determination of appropriate market comparison companies and terminal growth rates. Under the guideline transaction method, the fair value was based on pricing multiples derived from recently sold companies with similar characteristics to E2open taking into consideration management's estimate of projected net sales and net operating income margins.

In each impairment, these approaches generated similar results and indicated that the fair value of E2open's goodwill was less than its carrying amounts. Therefore, during the fiscal year ended February 28, 2025, we recognized an impairment charge of $614.1 million. There was no impairment charge taken during the three months ended May 31, 2025.

The following table presents the changes in goodwill:

($ in thousands)	Amount
Balance, February 29, 2024	$1,843,477
Impairment charge	(614,100)
Currency translation adjustment	(15,583)
Balance, February 28, 2025	1,213,794
Currency translation adjustment	30,054
Balance, May 31, 2025	$1,243,848

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

During the third and fourth quarters of fiscal 2025, we experienced a significant decline in the market price of our Class A Common Stock and market capitalization. In addition, in the third quarter of fiscal 2025, we experienced slowing growth and lowered projections due to lower than anticipated net bookings, lower revenue, higher than expected churn and macroeconomic impacts. These factors resulted in us determining that triggering events occurred, and indefinite-lived intangible asset impairment assessments were performed for the respective quarters.

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

The assessments indicated that the fair value of our indefinite-lived intangible asset was less than its carrying amount; therefore, during the fiscal year ended February 28, 2025, we recognized an impairment charge of $18.5 million to intangible assets, net for the indefinite-lived trademark / trade name. There was no impairment charge taken during the three months ended May 31, 2025.

Intangible assets, net consisted of the following:

	May 31, 2025
($ in thousands)	Weighted Average Useful Life in Years	Cost	Accumulated Amortization	Net
Indefinite-lived:
Trademark / Trade name	Indefinite	$57,500	$—	$57,500
Definite-lived:
Client relationships	14	506,450	(247,818)	258,632
Technology	7	697,147	(394,144)	303,003
Content library	10	50,000	(21,622)	28,378
Trade name	1	4,217	(4,217)	—
Total definite-lived		1,257,814	(667,801)	590,013
Total intangible assets		$1,315,314	$(667,801)	$647,513

	February 28, 2025
($ in thousands)	Weighted Average Useful Life in Years	Cost	Accumulated Amortization	Net
Indefinite-lived:
Trademark / Trade name	Indefinite	$57,500	$—	$57,500
Definite-lived:
Client relationships	14	500,466	(237,948)	262,518
Technology	7	688,509	(365,129)	323,380
Content library	10	50,000	(20,372)	29,628
Trade name	1	3,979	(3,979)	—
Backlog	3	800	(800)	—
Total definite-lived		1,243,754	(628,228)	615,526
Total intangible assets		$1,301,254	$(628,228)	$673,026

The e2open trade name and various trademarks are indefinite-lived. Acquired trade names are definite-lived as over time we rebrand acquired products and services as e2open.

Amortization of intangible assets is recorded in cost of revenue and operating expenses in the Unaudited Condensed Consolidated Statements of Operations. We recorded amortization expense related to intangible assets of $29.4 million and $44.7 million for the three months ended May 31, 2025 and 2024, respectively.

Future amortization of intangible assets is as follows as of May 31, 2025:

($ in thousands)	Amount
June 1, 2025 through February 28, 2026	$88,559
2027	118,079
2028	92,742
2029	69,590
2030	40,579
Thereafter	180,464
Total future amortization	$590,013

8. Property and Equipment, Net

Property and equipment, net consisted of the following:

($ in thousands)	May 31, 2025	February 28, 2025
Computer equipment	$70,697	$69,069
Software	26,727	26,630
Software development costs	78,227	71,971
Furniture and fixtures	1,822	1,776
Leasehold improvements	7,444	7,733
Gross property and equipment	184,917	177,179
Less accumulated depreciation and amortization	(123,990)	(115,901)
Property and equipment, net	$60,927	$61,278

Computer equipment and software include assets held under financing leases. Amortization of assets held under financing leases is included in depreciation expense. See Note 21, Leases for additional information regarding our financing leases.

Depreciation expense was $7.3 million and $8.9 million for the three months ended May 31, 2025 and 2024, respectively.

Unamortized software development costs were $43.4 million and $41.1 million as of May 31, 2025 and February 28, 2025, respectively.

We recognized $3.8 million and $2.9 million of amortized capitalized software development costs for the three months ended May 31, 2025 and 2024, respectively.

Property and equipment, net by geographic regions consisted of the following:

($ in thousands)	May 31, 2025	February 28, 2025
Americas	$53,603	$53,723
Europe	3,636	3,975
Asia Pacific	3,688	3,580
Property and equipment, net	$60,927	$61,278

No material gains or losses on disposal of property and equipment were recorded during the three months ended May 31, 2025 and 2024.

9. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

($ in thousands)	May 31, 2025	February 28, 2025
Accrued compensation	$33,449	$33,090
Trade accounts payable	28,159	24,713
Accrued professional services	9,935	7,131
Client deposits	2,904	2,645
Accrued severance and retention	787	213
Other	10,138	7,037
Total accounts payable and accrued liabilities	$85,372	$74,829

10. Tax Receivable Agreement

On May 25, 2025, the TRA Amendment was signed in connection with the Merger Agreement with WiseTech. Under the TRA Amendment, the parties to the Tax Receivable Agreement will receive an aggregate of $52.5 million in cash in connection with the closing of the transaction with WiseTech in full satisfaction of our obligations under the Tax Receivable Agreement. This amount represents a reduction from what we otherwise would have been contractually obligated to pay under the change of control provisions of the Tax Receivable Agreement without the TRA Amendment. Any payments that were scheduled under the Tax Receivable Agreement prior to the closing of the transaction will not occur in accordance with the TRA Amendment.

Prior to the TRA Amendment, significant inputs and assumptions were used to estimate the future expected payments including the timing of the realization of the tax benefits, an effective tax rate and an imputed interest rate based on our cost of debt plus an incremental premium. Changes in any of these or other factors were expected to impact the timing and amount of gross payments under the original Tax Receivable Agreement. The fair value of these obligations was accreted to the amount of the gross expected obligation.

Under the original Tax Receivable Agreement, the contractual early termination cash payment would be equal to the present value of the assumed future realized tax benefits based on a set of assumptions and using an agreed upon discount rate, as defined in the original Tax Receivable Agreement. The early termination payment may be made significantly in advance of the actual realization, if any, of those future tax benefits. Such payments would be calculated based on certain assumptions, including that E2open Holdings has sufficient taxable income to utilize the full amount of any tax benefits subject to the original Tax Receivable Agreement over the period specified therein. The payments that E2open Holdings would be required to make would generally reduce the amount of the overall cash flow that might have otherwise been available, but we would expect the cash tax savings it would realize from the utilization of the related tax benefits to exceed the amount of any required payments. However, we expect the transaction with WiseTech to close by the end of calendar year 2025 and the Tax Receivable Agreement to be settled under the terms of the TRA Amendment for $52.5 million. See Note 2, Pending Corporate Transactions for further discussions.

The Tax Receivable Agreement liability was $42.7 million and $63.4 million as of May 31, 2025 and February 28, 2025, respectively. The current portion of the Tax Receivable Agreement liability was $42.7 million and $4.2 million as of May 31, 2025 and February 28, 2025, respectively. As of May 31, 2025, the full amount of the Tax Receivable Agreement liability was considered current due to the TRA Amendment. The determination of current and long-term portion was based on management's estimate of taxable income for the fiscal year and the determination that a Tax Receivable Agreement payment is due and payable within the next twelve months. The full amount of the Tax Receivable Agreement liability is current as of May 31, 2025 as it is expected to be paid with the closing of the merger transaction which is expected to close by the end of calendar year 2025.

As of May 31, 2025, the Tax Receivable Agreement liability was determined based on the negotiated amount in the TRA Amendment. As such, we updated our estimate of the liability resulting in a $7.4 million gain related to the ASC 805 portion of the liability and a $13.3 million gain related to the portion of the liability accounted for under ASC 450, Contingencies (ASC 450) during the first quarter of fiscal 2026. The total $20.7 million gain was recorded in gain from change in tax receivable agreement liability on the Unaudited Condensed Consolidated Statements of Operations. There were no exchanges of Common Units for Class A Common Stock during the first quarter of fiscal 2026.

Calculations of the Tax Receivable Agreement liability prior to May 31, 2025 used our tax rate and a discount rate which was based on the cost of debt plus an incremental premium. The tax rate used in the calculation was 23.8% and the discount rate used for the ASC 805 calculation was 9.2% as of February 28, 2025. During the three months ended May 31, 2024, a loss of $4.0 million was recorded as a change in the tax receivable agreement liability related to the ASC 805 discounted liability. During the three months ended May 31, 2024, the Tax Receivable Agreement liability under ASC 450 increased by $0.5 million related to exchanges of Common Units for Class A Common Stock with a corresponding charge to equity.

The liability recorded on the balance sheet as of May 31, 2025 and February 28, 2025 does not include an estimate of the amount of payments to be made if certain sellers exchanged their remaining interests in E2open Holdings for our common stock, as this amount is dependent on several future variables, including timing of future exchanges, stock price at date of exchange, tax attributes of the individual parties to the exchange and changes in future applicable federal and state tax rates. The TRA Amendment would result in such an exchange upon closing the transaction with WiseTech and a $9.8 million obligation would be created upon this exchange. The $52.5 million settlement in the TRA Amendment is inclusive of this amount.

During the three months ended May 31, 2025 and 2024, we did not make any payments to Tax Receivable Agreement holders.

We are entitled to receive quarterly tax distributions from E2open Holdings, subject to limitations imposed by applicable law and contractual restrictions. The cash received from such distributions will first be used to satisfy any tax liability and then make any payments required under the Tax Receivable Agreement.

11. Notes Payable

Notes payable outstanding were as follows:

($ in thousands)	May 31, 2025	February 28, 2025
2021 Term Loan	$1,053,535	$1,056,275
Other notes payable	358	439
Total notes payable	1,053,893	1,056,714
Less unamortized debt issuance costs	(13,066)	(14,270)
Total notes payable, net	1,040,827	1,042,444
Less current portion	(11,223)	(11,264)
Notes payable, less current portion, net	$1,029,604	$1,031,180

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

As of May 31, 2025 and February 28, 2025, there were $1,053.5 million and $1,056.3 million outstanding under the 2021 Term Loan, respectively, at an interest rate of 7.94%. The interest rates on the 2021 Term Loan were based on SOFR plus 350 basis points as of May 31, 2025 and February 28, 2025. As of May 31, 2025, we had $0.2 million of accrued unpaid interest on our 2021 Term Loan recorded in accounts payable and accrued liabilities on the Unaudited Condensed Consolidated Balance Sheets. There were no outstanding borrowings, no letters of credit and $123.8 million available borrowing capacity under the 2021 Revolving Credit Facility as of May 31, 2025 There were no outstanding borrowings, no letters of credit and $155.0 million available borrowing capacity under the 2021 Revolving Credit Facility as of February 28, 2025.

We were in compliance with the First Lien Leverage Ratio for the Credit Agreement as of May 31, 2025 and February 28, 2025.

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

During the three months ended May 31, 2025 and 2024, we recognized $23.2 million and $25.9 million, respectively, of interest expense related to our outstanding debt in the Consolidated Statements of Operations including the amortization of deferred financing fees.

12. Contingent Consideration

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

The contingent consideration liability was $17.2 million and $5.1 million as of May 31, 2025 and February 28, 2025, respectively. The fair value remeasurements resulted in a loss of $12.1 million and $2.3 million for the three months ended May 31, 2025 and 2024, respectively.

There were 3,372,184 shares of Series B-2 common stock outstanding as of May 31, 2025 and February 28, 2025. The Series B-2 common stock will automatically convert into Class A Common Stock on a one-to-one basis upon the occurrence of the first day on which the 20-day VWAP is equal to at least $15.00 per share; provided, however, that the reference to $15.00 per share shall be decreased by the aggregate per share amount of dividends actually paid in respect of a share of Class A Common Stock following the closing of the Business Combination. If any of the Series B-2 common stock does not vest on or before the 10-year anniversary of the Closing Date, such common stock will be canceled for no consideration.

There were 2,627,724 shares of Series 2 RCUs outstanding as of May 31, 2025 and February 28, 2025. Similar to the Series B-2 common stock, the Series 2 RCUs will vest (a) at such time as the 20-day VWAP of the Class A Common Stock is at least $15.00 per share; however, the $15.00 per share threshold will be decreased by the aggregate amount of dividends per share paid following the closing of the Business Combination; (b) upon the consummation of a qualifying change of control of us or the Sponsor or (c) upon the qualifying liquidation defined in the limited liability company agreement.

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

See Note 2, Pending Corporate Transactions for how the pending merger with WiseTech will affect the Series B-2 common stock and Series 2 RCUs.

13. Fair Value Measurement

Our financial instruments include cash and cash equivalents; investments; accounts receivable, net; notes receivable, accounts payable; notes payable; and financing lease obligations. Accounts receivable, net, notes receivable and accounts payable are stated at their carrying value, which approximates fair value, due to their short maturity. We measure our cash equivalents and investments at fair value, based on an exchange or exit price which represents the amount that would be received for an asset sale or an exit price, or paid to transfer a liability in an orderly transaction between knowledgeable and willing market participants. Certificates of deposit are valued at original cost plus accrued interest, which approximates fair value. We estimate the fair value for notes payable and financing lease obligations by discounting the future cash flows of the related note and lease payments. As of May 31, 2025 and February 28, 2025, the fair value of the cash and cash equivalents, restricted cash, certificates of deposit, notes payable and financing lease obligations approximates their recorded values.

The following tables set forth details about our investments:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
May 31, 2025
Asset-backed securities	$162	$58	$—	$220

February 28, 2025
Asset-backed securities	$162	$40	$—	$202

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

Our assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy are summarized as follows:

	May 31, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Asset-backed securities	$—	$220	$—	$220
Total investments	—	220	—	220

Other assets:
Interest rate collar agreements	—	1	—	1
Total other assets	—	1	—	1
Total assets	$—	$221	$—	$221

Liabilities:
Interest rate collar agreements	$—	$1	$—	$1
Cash-settled restricted stock units	27	—	—	27
Tax receivable agreement liability	—	42,709	—	42,709
Warrant liability	84	—	19	103
Contingent consideration	—	—	17,188	17,188
Total liabilities	$111	$42,710	$17,207	$60,028

	February 28, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Asset-backed securities	$—	$202	$—	$202
Total investments	—	202	—	202

Total assets	$—	$202	$—	$202

Liabilities:
Interest rate collar agreements	$—	$20	$—	$20
Cash-settled stock units	13	—	—	13
Tax receivable agreement liability	—	—	43,690	43,690
Warrant liability	479	—	103	582
Contingent consideration	—	—	5,128	5,128
Total liabilities	$492	$20	$48,921	$49,433

Cash-Settled Restricted Stock Units

Cash-settled RSUs form part of our compensation program. The fair value of these awards is determined using the closing stock price of our Class A Common Stock on the last day of each balance sheet date which is considered an observable quoted market price in active markets (Level 1).

Contingent Consideration

The following table provides a reconciliation of the beginning and ending balances of the contingent consideration using significant unobservable inputs (Level 3):

($ in thousands)	May 31, 2025	February 28, 2025
Beginning of period	$5,128	$18,028
Loss (gain) from fair value of contingent consideration	12,060	(12,900)
End of period	$17,188	$5,128

The change in the fair value of the contingent consideration is recorded in gain (loss) from change in fair value of contingent consideration in the Unaudited Condensed Consolidated Statements of Operations.

Tax Receivable Agreement

Our Tax Receivable Agreement liability was measured under both ASC 805 at fair value on a recurring basis using significant unobservable inputs (Level 3) and ASC 450. As of May 31, 2025, the Tax Receivable Agreement liability is estimated considering an exit price from the TRA Amendment, which is an observable input (Level 2); therefore; the portion of the Tax Receivable Agreement that was previously measured under ASC 805 was transferred from Level 3 to Level 2 during the three months ended May 31, 2025.

The following table provides a reconciliation of the portion of the tax receivable agreement liability measured at fair value under Level 3:

($ in thousands)	May 31, 2025	February 28, 2025
Beginning of period	$43,690	$50,964
Payments	—	(1,709)
Gain from fair value of tax receivable agreement liability	—	(5,565)
Transfer out of Level 3	(43,690)	—
End of period	$—	$43,690

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

Warrants

Our warrant liability is measured at fair value on a recurring basis using active market quoted prices (Level 1) and significant unobservable inputs (Level 3). The following table provides a reconciliation of the warrant liability:

($ in thousands)	May 31, 2025	February 28, 2025
Beginning of period	$582	$14,713
Gain from fair value of warrant liability	(479)	(14,131)
End of period	$103	$582

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

14. Revenue

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

Total Revenue by Geographic Locations

Revenue by geographic regions consisted of the following:

	Three Months Ended May 31,
($ in thousands)	2025	2024
Americas	$131,224	$128,638
Europe	16,766	17,951
Asia Pacific	4,620	4,574
Total revenue	$152,610	$151,163

Revenues by geography are determined based on the region of our contracting entity, which may be different than the region of the client. Americas revenue attributed to the United States was 85% and 84% during the three months ended May 31, 2025 and 2024, respectively. No other country represented more than 10% of total revenue during these periods.

Remaining Performance Obligations

Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied. It includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods and does not include contracts where the client is not committed. The client is not considered committed when they are able to terminate for convenience without payment of a substantive penalty under the contract. Additionally, as a practical expedient of ASC 606, Revenue from Contracts with Customers (ASC 606), we have not disclosed the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. As of May 31, 2025 and February 28, 2025, approximately $916.2 million and $968.6 million of revenue was expected to be recognized from remaining performance obligations, respectively. These amounts are expected to be recognized within the next five years.

Contract Assets and Liabilities

Contract assets primarily represent revenues recognized for performance obligations that have been satisfied but for which amounts have not been billed. Contract assets were $18.7 million and $18.3 million as of May 31, 2025 and February 28, 2025, respectively. Contract liabilities consist of deferred revenue which includes billings in excess of revenue recognized related to subscription contracts and professional services. Deferred revenue is recognized as revenue when we perform under the contract. Deferred revenue was $206.1 million and $218.3 million as of May 31, 2025 and February 28, 2025, respectively. Revenue recognized during the three months ended May 31, 2025, included in deferred revenue on the Condensed Consolidated Balance Sheets as of February 28, 2025, was $91.2 million.

Sales Commissions

With the adoption of ASC 606 and ASC 340-40, Contracts with Customers, in March 2019, we began deferring and amortizing sales commissions that are incremental and directly related to obtaining client contracts. Amortization expense of $3.1 million and $2.1 million was recorded in sales and marketing expenses in the Unaudited Condensed Consolidated Statements of Operations for the three months ended May 31, 2025 and 2024, respectively. Sales commissions that would have an amortization period of less than one year are expensed as incurred in sales and marketing expenses. As of May 31, 2025 and February 28, 2025, we had a total of $28.6 million and $31.0 million of capitalized sales commissions included in prepaid expenses and other current assets and other noncurrent assets in the Condensed Consolidated Balance Sheets, respectively.

15. Warrants

As of May 31, 2025 and February 28, 2025, there were an aggregate of 29,079,872 warrants outstanding. Each warrant entitles its holders to purchase one share of Class A Common Stock at an exercise price of $11.50 per share. The warrants expire five years after the Closing Date, or February 4, 2026, or earlier upon redemption or liquidation. The warrants are currently exercisable and redeemable when various conditions are met, such as specific stock prices, as detailed in the specific warrant agreements. However, the 10,280,000 private placement warrants are nonredeemable so long as they are held by our Sponsor or its permitted transferees. The warrants are recorded as a liability in warrant liability on the Condensed Consolidated Balance Sheets with a balance of $0.1 million and $0.6 million as of May 31, 2025 and February 28, 2025, respectively. During the three months ended May 31, 2025 and 2024, a gain of $0.5 million and $3.8 million was recognized in gain from change in fair value of the warrant liability in the Unaudited Condensed Consolidated Statements of Operations, respectively.

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

See Note 2, Pending Corporate Transactions for how the pending merger with WiseTech will affect the warrants.

16. Stockholders' Equity

Class A Common Stock

We are authorized to issue 2,500,000,000 Class A common stock with a par value of $0.0001 per share. Holders of our Class A Common Stock are entitled to one vote for each share. As of May 31, 2025 and February 28, 2025, there were 312,573,189 and 310,098,908 shares of Class A Common Stock issued, respectively, and 312,396,535 and 309,922,254 shares of Class A Common Stock outstanding, respectively.

Class V Common Stock

We are authorized to issue 42,747,890 Class V common stock with a par value of $0.0001 per share. These shares have no economic value but entitle the holder to one vote per share. As of May 31, 2025 and February 28, 2025, there were 30,692,235 shares of Class V Common Stock issued and outstanding and 12,055,655 shares of Class V Common Stock held in treasury, respectively.

The holders of Common Units participate in net income or loss allocations and distributions of E2open Holdings. They are also entitled to Class V Common Stock on a one-for-one basis to their Common Units which in essence allows each holder one vote per Common Unit.

The following table reflects the changes in our outstanding stock:

	Class A	Class V	Series B-1	Series B-2
Balance, February 29, 2024	306,060,931	31,225,604	94	3,372,184
Conversion of Common Units (1)	533,369	(533,369)	—	—
Issuance of common stock upon exercise of options	32,391	—	—	—
Vesting of restricted awards, net of shares withheld for taxes (2)	3,295,563	—	—	—
Balance, February 28, 2025	309,922,254	30,692,235	94	3,372,184
Vesting of restricted awards, net of shares withheld for taxes (2)	2,474,281	—	—	—
Balance, May 31, 2025	312,396,535	30,692,235	94	3,372,184

(1)
Class A Common Stock issued for the conversion of Common Units settled in stock. Class V Common Stock are retired on a one-for-one basis when Common Units are converted into Class A Common Stock or settled in cash.
(2)
The Class A Common Stock withheld for taxes revert back to the 2021 Incentive Plan, as defined below, and are used for future grants.

See Note 2, Pending Corporate Transactions for how the pending merger with WiseTech will affect the common stock.

17. Noncontrolling Interest

Noncontrolling interest represents the portion of E2open Holdings that we control and consolidate but do not own. As of May 31, 2025 and February 28, 2025, the noncontrolling interest represents an 8.9% and 9.0% ownership in E2open Holdings, respectively. As part of the Business Combination, E2open Parent Holdings, Inc. became the owner of E2open Holdings along with the existing owners of E2open Holdings through Common Unit ownership. The existing owners of E2open Holdings are shown as noncontrolling interest on the Condensed Consolidated Balance Sheets and their portion of the net income (loss) of E2open Holdings is shown as net income (loss) attributable to noncontrolling interest on the Unaudited Condensed Consolidated Statements of Operations.

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

During the three months ended May 31, 2025, there were no conversions of Common Units into Class A Common Stock. During the three months ended May 31, 2024, there were 306,716 Common Units converted into Class A Common Stock with a value of $1.3 million based off the 5-day VWAP. This activity resulted in a decrease to noncontrolling interest of $1.3 million during the three months ended May 31, 2024.

As of May 31, 2025 and February 28, 2025, there were a total of 30.7 million Common Units held by participants of E2open Holdings.

We follow the guidance issued by the FASB regarding the classification and measurement of redeemable securities. Accordingly, we have determined that the Common Units meet the requirements to be classified as permanent equity.

See Note 2, Pending Corporate Transactions for how the pending merger with WiseTech will affect the Common Units.

18. Other Comprehensive Loss

Accumulated other comprehensive loss in the equity section of our Condensed Consolidated Balance Sheets includes:

($ in thousands)	Foreign Currency Translation Adjustment	Unrealized Holding Gains (Losses) on Foreign Exchange Forward Contracts	Unrealized Holding Gains (Losses) on Interest Rate Collar Agreements	Total
Balance, February 29, 2024	$(48,711)	$46	$1,830	$(46,835)

Other comprehensive loss	(14,875)	(46)	(1,850)	(16,771)
Tax effects	(229)	—	—	(229)
Other comprehensive loss	(15,104)	(46)	(1,850)	(17,000)
Balance, February 28, 2025	(63,815)	—	(20)	(63,835)

Other comprehensive income	31,542	—	20	31,562
Tax effects	—	—	—	—
Other comprehensive income	31,542	—	20	31,562
Balance, May 31, 2025	$(32,273)	$—	$—	$(32,273)

There were no income taxes recorded to other comprehensive loss during the three months ended May 31, 2025.

The effect of amounts reclassified out of unrealized holding losses on derivatives into net loss was as follows:

Three Months Ended
($ in thousands)	May 31, 2024
Reclassifications:
Cost of revenue	$5
Research and development	5
General and administrative	2
Total	$12

There were no amounts reclassified out of unrealized holding losses on derivatives into net loss for the three months ended May 31, 2025 as these derivative contracts were concluded in August 2024.

The effect of amounts reclassified out of unrealized gains (losses) for interest rate collars as an offset to interest expense was as follows:

	Three Months Ended May 31,
($ in thousands)	2025	2024
Reclassifications:
$100 million notional interest rate collar	$—	$(210)
$200 million notional interest rate collar	—	(293)
Total	$—	$(503)

Accumulated foreign currency translation adjustments are reclassified to net loss when realized upon sale or upon complete, or substantially complete, liquidation of the investment in the foreign entity.

19. Earnings Per Share

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

	Three Months Ended May 31,
(in thousands, except per share data)	2025	2024
Net loss per share:
Numerator - basic:
Net loss	$(15,523)	$(42,788)
Less: Net loss attributable to noncontrolling interest	(1,397)	(3,926)
Net loss attributable to E2open Parent Holdings, Inc. - basic	$(14,126)	$(38,862)

Numerator - diluted:
Net loss attributable to E2open Parent Holdings, Inc. - basic	$(14,126)	$(38,862)
Net loss attributable to E2open Parent Holdings, Inc. - diluted	$(14,126)	$(38,862)

Denominator - basic:
Weighted average shares outstanding - basic	310,513	306,732
Net loss per share - basic	$(0.05)	$(0.13)

Denominator - diluted:
Weighted average shares outstanding - basic	310,513	306,732
Weighted average shares outstanding - diluted	310,513	306,732
Diluted net loss per common share	$(0.05)	$(0.13)

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

The following table summarizes the potential common shares excluded from the calculation of diluted loss per common share as their effect would be anti-dilutive:

	Three Months Ended May 31,
	2025	2024
Series B-1 common stock	94	94
Series B-2 common stock	3,372,184	3,372,184
Restricted common units Series 2	2,627,724	2,627,724
Warrants	29,079,872	29,079,872
Common Units	30,692,235	30,918,888
Performance-based options	3,745,960	3,922,079
Time-based options	2,430,830	2,399,792
Performance-based restricted stock units	5,591,858	3,981,526
Time-based restricted stock units	13,986,130	12,798,023
Units/Shares excluded from the dilution computation	91,526,887	89,100,182

20. Share-Based Compensation

2021 Incentive Plan

The E2open Parent Holdings, Inc. 2021 Omnibus Incentive Plan, as Amended and Restated (2021 Incentive Plan), allows us to make equity and equity-based incentive awards to officers, employees, directors and consultants. There were 15,000,000 shares of Class A Common Stock reserved for issuance under the 2021 Incentive Plan as of February 28, 2022. The "evergreen" provision of the 2021 Incentive Plan provides for an annual automatic increase to the number of shares of Class A Common Stock available under the plan. As of March 1, 2022, 2023, 2024 and 2025, an additional 4,849,684, 7,304,646, 12,301,706 and 5,766,943 shares were reserved for issuance under the "evergreen" provision, respectively. Shares issued under the 2021 Incentive Plan can be granted as stock options, restricted stock awards, restricted stock units, performance stock awards, cash awards and other equity-based awards. No award may vest earlier than the first anniversary of the date of grant, except under limited conditions.

The following table presents the awards granted for Class A Common Stock:

	Three Months Ended May 31,
	2025	2024
Awards granted
Options	—	1,811
RSUs	7,110	5,330
Total awards granted	7,110	7,141

Options

Options are granted to our executive officers and senior management. These awards are recorded as equity awards within the Unaudited Condensed Consolidated Statements of Stockholders' Equity. There were no options granted during the three months ended May 31, 2025. For fiscal 2025, the only options granted were the two awards described below.

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

As of May 31, 2025, there were 3,250,270 unvested options that previously vested based on performance and will vest to the employee based on time and 1,387,468 unvested time-based options with an unrecognized compensation cost of $5.3 million.

RSUs

The RSUs are either performance-based or time-based. These awards are recorded as equity awards within the Unaudited Condensed Consolidated Statements of Stockholders' Equity. The fiscal 2026 performance-based RSUs are measured on achieving positive subscription revenue growth on a constant currency basis for four consecutive quarters from March 1, 2025 through February 28, 2028. At the time this metric is achieved, the award will vest in full. If the metric is not achieved, the award will be forfeited.

The fiscal 2025 performance-based RSUs are measured based on obtaining an organic subscription revenue growth and constant currency adjusted EBITDA targets over a one-year period. For the fiscal 2025 performance-based RSUs, a quarter of the RSUs that have obtained the performance metric will vest at the end of the performance period and then the remaining shares will vest equally over the following three years. The performance target for the fiscal 2025 performance-based RSUs was finalized in April 2025 with actual results below 100%.

The time-based RSUs for executive officers, senior management and employees granted during fiscal 2022 and 2023 vest ratably over a three-year period. Beginning in fiscal 2024, the time-based RSUs for executive officers, senior management and employees vest one-third at the end of the first year and then ratably each quarter over the remaining two years. For fiscal 2025, the time-based RSUs for non-executive officers have an 18-month vesting period. The time-based RSUs for non-employee directors of our board of directors have a one-year vesting period.

On December 20, 2024, Mr. Rachit Lohani was awarded 367,648 performance-based awards that were conditioned based on the fiscal 2026 performance-based attributes. As of May 28, 2025, the performance-based attributes were determined by our board of directors and communicated to Mr. Lohani. As a result, Mr. Lohani's awards were valued as of May 28, 2025. These awards must first meet the performance criteria and then will time-vest one-third at the end of the first year and then ratably each quarter over the remaining two years.

As of May 31, 2025, there were 5,591,858 performance-based RSUs and 13,984,369 time-based RSUs unvested and expected to vest with an unrecognized compensation cost of $53.8 million.

Redeemable Share-Based Awards

On February 12, 2024, Mr. Andrew Appel, Chief Executive Officer (CEO), was awarded performance-based RSUs with a market condition based on the closing price of our stock for 20 days out of 30 consecutive trading days during the performance period. The stock hurdles range from $3.50 to $15.00 with $3.50 generating an 8% attainment and $15.00 producing a 200% attainment. The performance period will be for the three-years of the grant and be measured at each vesting date. On the first anniversary of the grant, Mr. Appel achieved a stock hurdle of $4.50 per share generating an attainment of 25%, or 375,000 shares. These shares will vest one-third on the first anniversary of the grant and quarterly thereafter with the full 375,000 shares vested on the third anniversary of the grant. Additional performance hurdles will be determined each quarter over the remainder of the three-year performance period.

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

Liability Awards

For employees based in China, they are awarded cash-settled RSUs. The cash-settled RSUs issued during fiscal 2023 vest ratably over a three-year period. Beginning in fiscal 2024, the cash settled RSUs vest one-third at the end of the first year and then ratably each quarter over the remaining two years. The cash-settled RSUs must be settled in cash and are accounted for as liability-type awards. The fair value of these cash-settled RSUs equals the value of our Class A Common Stock on the date of grant and is remeasured at the end of each reporting period at fair value. The change in fair value is recorded in share-based compensation expense in the Unaudited Condensed Consolidated Statements of Operations. The liability for the cash-settled RSUs was negligible as of May 31, 2025 and February 28, 2025 and is included in accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets. As of May 31, 2025, there were 24,040 unvested cash-settled RSUs with unrecognized compensation cost of $0.1 million.

As of May 31, 2025, there were 11,028,620 shares of Class A Common Stock available for grant under the 2021 Incentive Plan.

See Note 2, Pending Corporate Transactions for how the pending merger with WiseTech will affect the outstanding equity awards.

The table below sets forth the functional classification in the Unaudited Condensed Consolidated Statements of Operations of our equity-based compensation expense:

	Three Months Ended May 31,
($ in thousands)	2025	2024
Cost of revenue	$1,650	$1,205
Research and development	1,425	1,927
Sales and marketing	2,484	1,557
General and administrative	5,692	7,098
Total share-based compensation	$11,251	$11,787

21. Leases

We account for leases in accordance with ASC 842, Leases (ASC 842), which requires lessees to recognize lease liabilities and right-of-use (ROU) assets on the balance sheet for most operating leases.

Real Estate Leases

We lease our primary office space under non-cancelable operating leases with various expiration dates through September 2031. Many of our leases have an option to be extended from two to five years, and several of the leases give us the right to early termination with proper notification. Additionally, we have subleased three of our office leases as of May 31, 2025.

Several of the operating lease agreements require us to provide security deposits. As of May 31, 2025 and February 28, 2025, lease deposits were $2.9 million and $3.1 million, respectively. The deposits are generally refundable at the expiration of the lease, assuming all obligations under the lease agreement have been met. Deposits are included in prepaid and other current assets and other noncurrent assets in the Condensed Consolidated Balance Sheets.

During the three months ended May 31, 2025, we incurred a $0.3 million impairment on our operating lease ROU assets and leasehold improvements due to vacating two locations. The impairment was recorded in general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations. During the three months ended May 31, 2024, we did not incur an impairment on our operating lease ROU assets and leasehold improvements.

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

Balance Sheet Presentation

The following tables present the amounts and classifications of our estimated ROU assets, net and lease liabilities:

($ in thousands)	Balance Sheet Location	May 31, 2025	February 28, 2025
Operating lease right-of-use assets	Operating lease right-of-use assets	$12,869	$14,977
Finance lease right-of-use asset	Property and equipment, net	5,016	5,507
Total right-of-use assets		$17,885	$20,484

($ in thousands)	Balance Sheet Location	May 31, 2025	February 28, 2025
Operating lease liability - current	Current portion of operating lease obligations	$5,807	$6,146
Operating lease liability	Operating lease obligations	9,025	10,838
Finance lease liability - current	Current portion of finance lease obligations	2,025	2,143
Finance lease liability	Finance lease obligations	2,740	3,170
Total lease liabilities		$19,597	$22,297

Lease Cost and Cash Flows

The following table summarizes our total lease cost:

	Three Months Ended May 31,
($ in thousands)	2025	2024
Finance lease cost:
Amortization of right-of-use asset	$491	$352
Interest on lease liability	90	90
Finance lease cost	581	442
Operating lease cost:
Operating lease cost	1,777	2,107
Variable lease cost	692	513
Sublease income	(146)	(211)
Operating net lease cost	2,323	2,409
Total net lease cost	$2,904	$2,851

Supplemental cash flow information related to leases was as follows:

	Three Months Ended May 31,
($ in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$1,820	$2,018

The following table presents the weighted-average remaining lease terms and discount rates of our leases:

	Three Months Ended May 31,
	2025	2024
Weighted-average remaining lease term (in years):
Finance lease	2.59	3.53
Operating lease	3.04	3.68
Weighted-average discount rate:
Finance lease	7.07%	7.33%
Operating lease	7.55%	7.02%

Lease Liability Maturity Analysis

The following table reflects the undiscounted future cash flows utilized in the calculation of the lease liabilities as of May 31, 2025:

($ in thousands)	Operating Leases	Finance Leases
June 1, 2025 through February 28, 2026	$5,238	$1,809
2027	5,402	1,869
2028	3,076	1,007
2029	1,520	561
2030	769	—
Thereafter	701	—
Total	16,706	5,246
Less: Present value discount	(1,874)	(481)
Lease liabilities	$14,832	$4,765

22. Income Taxes

We calculate the provision for income taxes during interim periods by applying an estimate of the forecasted annual effective tax rate for the full fiscal year to ordinary income or loss (pretax income or loss excluding discrete items) for the reporting period. Our provision for income taxes was an expense of $2.2 million, or 16.2%, for the three months ended May 31, 2025 compared to a benefit of $1.9 million, or 4.3%, for the three months ended May 31, 2024.

The loss before income taxes of $13.4 million and $44.7 million resulted in a $2.2 million income tax expense and $1.9 million income tax benefit for the three months ended May 31, 2025 and 2024, respectively. For the three months ended May 31, 2025, we have an income tax expense due to higher deferred tax assets on entities that carry a valuation allowance as well as a projected Base Erosion and Anti-abuse Tax (BEAT) liability.

As of May 31, 2025 and February 28, 2025, total gross unrecognized tax benefits were $4.0 million. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of May 31, 2025 and February 28, 2025, the total amount of gross interest and penalties accrued was $0.1 million, which is classified as other noncurrent liabilities in the Condensed Consolidated Balance Sheets.

23. Segments

Our chief operating decision maker, the CODM, who is our CEO, manages the business, makes operating decisions and evaluates operating performance on a consolidated basis. We consist of one operating segment providing a cloud-based, end-to-end supply chain software platform and related professional services for our clients. We operate with centralized functions and deliver our products through one platform.

The CODM assesses performance based on revenue, cost of revenue and significant expense categories as reported in the Unaudited Condensed Consolidated Statements of Operations. Assets are measured based on total assets as reported on the Condensed Consolidated Balance Sheets. Total expenditures for additions to long-lived assets are reported as capital expenditures on the Unaudited Condensed Consolidated Statements of Cash Flows. The CODM uses revenue categories and cost of revenue excluding the amortization of acquired intangible assets as reported on the Unaudited Condensed Consolidated Statements of Operations to evaluate performance and allocate resources.

The CODM evaluates profitability excluding acquisition-related expenses; goodwill impairment; intangible asset impairment; impairment of cost method investment, interest and other expenses, net; gain (loss) from change in tax receivable agreement liability; gain from change in fair value of warrant liability; and loss from change in fair value of contingent consideration as reported on the Unaudited Condensed Consolidated Statements of Operations, as well as depreciation and amortization and share-based compensation as reported on the Unaudited Condensed Consolidated Statements of Cash Flows. The CODM manages the business using consolidated expense information as well as regularly provided budget or forecasted expense information for the single operating segment.

24. Commitments and Contingencies

Global Business Services Agreement

On December 27, 2024, we entered into a Master Service Agreement (MSA) with a third party which will provide certain global business services, transformation advisory services and digital solutions for us in an effort to drive long-term transformation and efficiencies for its internal processes. The term of the agreement is seven years. The MSA can be terminated after twelve months with at least 180-days’ notice and payment of the applicable termination fee, which ranged from $2.5 million to $17.0 million depending upon the reason and timing of the termination. On June 19, 2025, an amendment to the MSA was signed and termination fees were adjusted to a range of $4.0 million to $13.2 million depending on the reason and timing of the termination.

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

25. Supplemental Cash Flow Information

Supplemental cash flow information and non-cash investing and financing activities are as follows:

	Three Months Ended May 31,
(In thousands)	2025	2024
Supplemental cash flow information - Cash paid for:
Interest	$21,195	$24,379
Income taxes	2,197	1,462
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	717	1,467
Right-of-use assets obtained in exchange for operating lease obligations	524	53
Shares withheld for taxes on vesting of restricted stock	3,627	3,873
Conversion of Common Units to Class A Common Stock	—	1,311
Redeemable share-based awards	25	930

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This item contains a discussion of our business, including a general overview of our business, results of operations, liquidity and capital resources as well as quantitative and qualitative disclosures about market risk.

The following discussion should be read in conjunction with Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2025 Form 10-K and the unaudited condensed financial statements and related notes beginning on page 5. This Item 2 contains "forward-looking" statements that involve risks and uncertainties. See Forward-Looking Statements at the beginning of this Quarterly Report.

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

We operate in what we believe is an attractive industry with strong secular tailwinds and a total addressable market which includes significant whitespace within our current client base. This upsell opportunity within our existing client base is largely driven by their current technology solution, which is often a combination of legacy point solutions and home-grown applications which could be a combination of manual processes and spreadsheets. As manufacturing continues to evolve, supply chains have grown more complex, creating the need for a modern cloud-based solution. We believe our cloud-based, end-to-end software platform offers a differentiated and more connected solution for clients that provides all the mechanisms needed to run a fully integrated supply chain solution with visibility at every point. If our clients initially purchase portions of our software, they can add on additional modules as the need arises.

Recent Events

On May 25, 2025, we entered into the Merger Agreement to be acquired by WiseTech. Under the terms of the transaction, our stockholders will receive $3.30 per share in cash. The closing of the transaction is dependent upon and subject to customary closing conditions. See Pending Corporate Transactions below for additional information.

Results of Operations

The following table is our Unaudited Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended May 31,
($ in thousands, except per share amounts)	2025	2024
Revenue	$152,610	$151,163
Cost of revenue	(79,019)	(78,503)
Total gross profit	73,591	72,660

Operating Expenses
Research and development	23,354	24,797
Sales and marketing	20,173	20,996
General and administrative	21,415	23,343
Acquisition-related expenses	5,485	283
Amortization of acquired intangible assets	5,611	20,086
Total operating expenses	76,038	89,505
Loss from operations	(2,447)	(16,845)
Interest and other expense, net	(20,054)	(25,373)
Gain (loss) from change in tax receivable agreement liability	20,727	(3,974)
Gain from change in fair value of warrant liability	479	3,761
Loss from change in fair value of contingent consideration	(12,060)	(2,280)
Total other expense	(10,908)	(27,866)
Loss before income tax provision	(13,355)	(44,711)
Income tax (expense) benefit	(2,168)	1,923
Net loss	(15,523)	(42,788)
Less: Net loss attributable to noncontrolling interest	(1,397)	(3,926)
Net loss attributable to E2open Parent Holdings, Inc.	$(14,126)	$(38,862)
Net loss attributable to E2open Parent Holdings, Inc. Class A common stockholders per share:
Basic	$(0.05)	$(0.13)
Diluted	$(0.05)	$(0.13)
Weighted-average common shares outstanding:
Basic	310,513	306,732
Diluted	310,513	306,732

Three Months Ended May 31, 2025 compared to Three Months Ended May 31, 2024

Revenue

	Three Months Ended May 31,
($ in thousands)	2025	2024	$ Change	% Change
Revenue:
Subscriptions	$132,870	$131,404	$1,466	1%
Professional services and other	19,740	19,759	(19)	0%
Total revenue	$152,610	$151,163	$1,447	1%
Percentage of revenue:
Subscriptions	87%	87%
Professional services and other	13%	13%
Total	100%	100%

Subscriptions revenue was $132.9 million for the three months ended May 31, 2025, a $1.5 million, or 1%, increase compared to subscriptions revenue of $131.4 million for the three months ended May 31, 2024. The increase in subscriptions revenue was primarily due to stabilization in churn and new bookings.

Professional services and other revenue were $19.7 million for the three months ended May 31, 2025 compared to $19.8 million for the three months ended May 31, 2024. Professional services and other revenue was flat during the periods.

Our subscriptions revenue as a percentage of total revenue was 87% for the first quarter of fiscal 2026 and 2025. Our professional services and other revenue as a percentage of total revenue was 13% for the first quarter of fiscal 2026 and 2025.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended May 31,
($ in thousands)	2025	2024	$ Change	% Change
Cost of revenue:
Subscriptions	$38,385	$37,099	$1,286	3%
Professional services and other	16,848	16,752	96	1%
Amortization of acquired intangible assets	23,786	24,652	(866)	-4%
Total cost of revenue	$79,019	$78,503	$516	1%

Gross profit:
Subscriptions	$70,699	$69,653	$1,046	2%
Professional services and other	2,892	3,007	(115)	-4%
Total gross profit	$73,591	$72,660	$931	1%

Gross margin:
Subscriptions	53%	53%
Professional services and other	15%	15%
Total gross margin	48%	48%

Cost of subscriptions was $38.4 million for the three months ended May 31, 2025, a $1.3 million, or 3%, increase compared to $37.1 million for the three months ended May 31, 2024. This increase was primarily driven by a $1.7 million increase in personnel related costs and $1.1 million increase in software costs partially offset by a decrease of $1.2 million of depreciation expense when compared to the prior year.

Cost of professional services and other revenue was $16.8 million for the three months ended May 31, 2025 and 2024.

Amortization of acquired intangible assets was $23.8 million for the three months ended May 31, 2025 compared to $24.7 million for the three months ended May 31, 2024. The decrease in amortization expense was due to certain intangible assets being fully amortized.

Our subscriptions gross margin was 53% in the first quarter of fiscal 2026 and 2025.

Our professional services gross margin was 15% in the first quarter of fiscal 2026 and 2025.

Research and Development

	Three Months Ended May 31,
($ in thousands)	2025	2024	$ Change	% Change
Research and development	$23,354	$24,797	$(1,443)	-6%
Percentage of revenue	15%	16%

Research and development expenses were $23.4 million for the three months ended May 31, 2025, a $1.4 million, or 6%, decrease compared to $24.8 million for the three months ended May 31, 2024. The decrease was mainly due to a $1.0 million decrease in personnel costs primarily due to an increased mix in offshore resources when compared to the prior year.

Sales and Marketing

	Three Months Ended May 31,
($ in thousands)	2025	2024	$ Change	% Change
Sales and marketing	$20,173	$20,996	$(823)	-4%
Percentage of revenue	13%	14%

Sales and marketing expenses were $20.2 million for the three months ended May 31, 2025, an $0.8 million, or 4%, decrease compared to $21.0 million in the prior year. The decrease was driven by a decline in marketing and personnel costs partially offset by an increase in share-based compensation as compared to the prior year.

General and Administrative

	Three Months Ended May 31,
($ in thousands)	2025	2024	$ Change	% Change
General and administrative	$21,415	$23,343	$(1,928)	-8%
Percentage of revenue	14%	15%

General and administrative expenses were $21.4 million for the three months ended May 31, 2025, a $1.9 million, or 8%, decrease compared to $23.3 million in the prior year. The decrease was the result of $1.4 million lower share-based compensation expense and $1.0 million lower personnel costs.

Other Operating Expenses

	Three Months Ended May 31,
($ in thousands)	2025	2024	$ Change	% Change
Acquisition and other related expenses	$5,485	$283	$5,202	nm
Amortization of acquired intangible assets	5,611	20,086	(14,475)	-72%
Total other operating expenses	$11,096	$20,369	$(9,273)	-46%

Acquisition and other related expenses were $5.5 million and $0.3 million for the three months ended May 31, 2025 and 2024, respectively. The increase in expenses was a result of our strategic alternatives review and the announced merger with WiseTech.

Amortization of acquired intangible assets was $5.6 million and $20.1 million for the first quarter of fiscal 2026 and 2025, respectively. The decrease in amortization expense was due to certain intangible assets being fully amortized.

Interest and Other Expense, Net

	Three Months Ended May 31,
($ in thousands)	2025	2024	$ Change	% Change
Interest and other expense, net	$(20,054)	$(25,373)	$5,319	-21%

Interest and other expense, net was $20.1 million for the three months ended May 31, 2025, a $5.3 million, or 21%, decrease compared to $25.4 million in the prior year. The decrease was driven by higher realized exchange gains and lower interest expense on our debt due to normal principal payments and lower interest rates in fiscal 2026 compared to fiscal 2025.

Gain (Loss) from Change in Tax Receivable Agreement

	Three Months Ended May 31,
($ in thousands)	2025	2024	$ Change	% Change
Gain (loss) from change in tax receivable agreement liability	$20,727	$(3,974)	$24,701	nm

During the three months ended May 31, 2025, we recorded a gain of $20.7 million related to the change in the fair value of the tax receivable agreement liability, including interest, compared to $4.0 million during the three months ended May 31, 2024. The Tax Receivable Agreement liability of May 31, 2025 was determined based on the negotiated amount in the TRA Amendment. The $20.7 million gain for the three months ended May 31, 2025 represented a $7.4 million gain related to the ASC 805 portion of the liability and a $13.3 million gain related to the portion of the liability accounted for under ASC 450. The $4.0 million loss for the three months ended May 31, 2024 represented the change in the ASC 805 portion of the liability.

Prior to May 31, 2025, we calculated the fair value of the Tax Receivable Agreement payments based on the expected timing of when tax attributes would be utilized. The Tax Receivable Agreement liability, related to exchanges as of the Business Combination date, has been revalued at the end of each reporting period with the gain or loss as well as the associated interest reflected in gain (loss) from change in tax receivable agreement liability in the Unaudited Condensed Consolidated Statements of Operations in the period in which the change occurred.

In addition, under ASC 450, transactions with partnership unit holders after the acquisition date have resulted in additional Tax Receivable Agreement liabilities. Prior to May 31, 2025, the ASC 450 portion of the Receivable Agreement liability was recorded on a gross undiscounted basis. During the three months ended May 31, 2024, the Tax Receivable Agreement applicable to this guidance increased by $0.5 million.

Gain from Change in Fair Value of Warrant Liability

	Three Months Ended May 31,
($ in thousands)	2025	2024	$ Change	% Change
Gain from change in fair value of warrant liability	$479	$3,761	$(3,282)	-87%

We recorded a gain of $0.5 million during the three months ended May 31, 2025, a $3.3 million decrease compared to $3.8 million in the prior year for the change in fair value on the revaluation of our warrant liability associated with our warrants. We are required to revalue the warrants at the end of each reporting period and reflect in the Unaudited Condensed Consolidated Statements of Operations a gain or loss from the change in fair value of the warrant liability in the period in which the change occurred.

Loss from Change in Fair Value of Contingent Consideration

	Three Months Ended May 31,
($ in thousands)	2025	2024	$ Change	% Change
Loss from change in fair value of contingent consideration	$(12,060)	$(2,280)	$(9,780)	nm

We recorded a loss of $12.1 million during the three months ended May 31, 2025, a $9.8 million increase compared to $2.3 million in the prior year for the change in fair value on the revaluation of our contingent consideration associated with our restricted B-2 common stock and Series 2 RCUs. We are required to revalue the contingent consideration at the end of each reporting period or upon conversion and reflect in the Unaudited Condensed Consolidated Statements of Operations a gain or loss from the change in fair value of the contingent consideration in the period in which the change occurred.

Income Tax Provision

	Three Months Ended May 31,
($ in thousands)	2025	2024	$ Change	% Change
Loss before income taxes	$(13,355)	$(44,711)	$31,356	-70%
Income tax (expense) benefit	(2,168)	1,923	(4,091)	nm

Income tax expense was $2.2 million, or 16.2%, for the three months ended May 31, 2025 compared to an income tax benefit of $1.9 million, or 4.3%, for the three months ended May 31, 2024. We have an income tax expense in the first quarter of fiscal 2026 due to higher deferred tax assets on entities that carry a valuation allowance as well as a projected Base Erosion and Anti-abuse (BEAT) liability.

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

We include these non-GAAP financial measures because they are used by management to evaluate our core operating performance and trends and to make strategic decisions regarding the allocation of capital and new investments. These non-GAAP measures exclude certain expenses that are required in accordance with U.S. GAAP because they are non-recurring (for example, in the case of transaction-related costs, goodwill impairment charge, indefinite-lived intangible asset impairment charge, impairment of cost method investment and right-of-use assets impairment charge), non-cash (for example, in the case of depreciation, amortization, (gain) loss from change in the tax receivable agreement liability, (gain) loss from changes in the fair value of the warrant liability and contingent consideration and share-based compensation) or are not related to our underlying business performance (for example, in the case of interest income and expense). There are limitations to non-GAAP financial measures because they exclude charges and credits that are required to be included in the U.S. GAAP financial presentation. The items excluded from U.S. GAAP financial measures such as net income or loss to arrive at non-GAAP financial measures are significant components for understanding and assessing our financial performance. As a result, non-GAAP financial measures should be considered together with, and not alternatives to, financial measures prepared in accordance with U.S. GAAP.

The table below presents our Non-GAAP gross profit reconciled to our reported gross profit, the closest U.S. GAAP measure, for the periods indicated:

	Three Months Ended May 31,
($ in thousands)	2025	2024
Gross profit
Reported gross profit	$73,591	$72,660
Depreciation and amortization	26,349	28,484
Non-recurring/non-operating costs (1)	798	204
Share-based compensation (2)	1,650	1,205
Non-GAAP gross profit	$102,388	$102,553
Gross margin	48.2%	48.1%
Non-GAAP gross margin	67.1%	67.8%

(1)
Primarily includes other non-recurring expenses such as the non-acquisition severance related to cost reduction initiatives and reorganizations, systems integrations, consulting and advisory fees.
(2)
Reflects non-cash, long-term share-based compensation expense.

The table below presents our Adjusted EBITDA reconciled to our net loss, the closest U.S. GAAP measure, for the periods indicated:

	Three Months Ended May 31,
($ in thousands)	2025	2024
Net loss	$(15,523)	$(42,788)
Adjustments:
Interest expense, net	22,093	24,711
Income tax expense (benefit)	2,168	(1,923)
Depreciation and amortization	36,698	53,605
EBITDA	45,436	33,605
EBITDA Margin	29.8%	22.2%
Right-of-use assets impairment charge (1)	305	—
Acquisition-related adjustments (2)	5,485	283
(Gain) loss from change in tax receivable agreement liability (3)	(20,727)	3,974
Gain from change in fair value of warrant liability (4)	(479)	(3,761)
Loss from change in fair value of contingent consideration (5)	12,060	2,280
Non-recurring/non-operating costs (6)	(1,099)	2,557
Share-based compensation (7)	11,251	11,787
Adjusted EBITDA	$52,232	$50,725
Adjusted EBITDA Margin	34.2%	33.6%

(1)
Represents the impairment of our operating lease ROU assets and leasehold improvements due to vacating certain facilities.
(2)
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
(6)
Primarily includes non-recurring expenses such as the non-acquisition severance related to cost reduction initiatives, reorganizations and executive transition costs; foreign currency transaction gains and losses; systems integrations; legal entity rationalization and non-recurring consulting and advisory fees.
(7)
Reflects non-cash, long-term share-based compensation expense.

Three Months Ended May 31, 2025 compared to Three Months Ended May 31, 2024

Gross Profit

	Three Months Ended May 31,
($ in thousands)	2025	2024	$ Change	% Change
Gross profit	$73,591	$72,660	$931	1%
Gross margin	48.2%	48.1%

Gross profit was $73.6 million for the three months ended May 31, 2025, a $0.9 million, or 1%, increase compared to $72.7 million for the three months ended May 31, 2024. Subscriptions gross profit was up 2% while professional services and other gross profit was down 4%. Gross margin was 48% for the first quarter of fiscal 2026 and 2025.

Non-GAAP Gross Profit

	Three Months Ended May 31,
($ in thousands)	2025	2024	$ Change	% Change
Non-GAAP gross profit	$102,388	$102,553	$(165)	0%
Non-GAAP gross margin	67.1%	67.8%

Non-GAAP gross profit was $102.4 million for the three months ended May 31, 2025, a $0.2 million decrease compared to $102.6 million for the three months ended May 31, 2024. The Non-GAAP gross margin was 67% and 68% in the first quarter of fiscal 2026 and 2025, respectively.

EBITDA

	Three Months Ended May 31,
($ in thousands)	2025	2024	$ Change	% Change
EBITDA	$45,436	$33,605	$11,831	35%
EBITDA margin	29.8%	22.2%

EBITDA was $45.4 million for the three months ended May 31, 2025, an $11.8 million, or 35%, increase compared to $33.6 million for the three months ended May 31, 2024. EBITDA margin was 30% for the first quarter of fiscal 2026 compared to 22% in the prior year. The increase in EBITDA and EBITDA margin was primarily related to the $24.7 million increase in the gain from change in tax receivable agreement liability and $5.3 million in lower interest expense and other, net. These increases were partially offset by the $5.2 million increase in acquisition-related expenses, $3.3 million decrease in the gain for the fair value adjustment for the warrant liability and $9.8 million increase in the loss for the fair value adjustment for the contingent consideration liability related to the restricted Series B-2 common stock as compared to prior periods.

Adjusted EBITDA

	Three Months Ended May 31,
($ in thousands)	2025	2024	$ Change	% Change
Adjusted EBITDA	$52,232	$50,725	$1,507	3%
Adjusted EBITDA margin	34.2%	33.6%

Adjusted EBITDA was $52.2 million for the three months ended May 31, 2025, a $1.5 million, or 3%, increase compared to $50.7 million for the three months ended May 31, 2024. Adjusted EBITDA margin was 34% for the first quarter of fiscal 2026 and 2025. The increase in Adjusted EBITDA was primarily a result of higher revenue and lower operating expenses compared to prior periods.

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

We had $230.2 million in cash and cash equivalents and $123.8 million of unused borrowing capacity under our 2021 Revolving Credit Facility as of May 31, 2025. See Note 11, Notes Payable to the Notes to the Unaudited Condensed Consolidated Financial Statements. We believe our existing cash and cash equivalents, cash provided by operating activities and, if necessary, the borrowing capacity under our 2021 Revolving Credit Facility will be sufficient to meet our working capital, debt repayment and capital expenditure requirements for at least the next twelve months.

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

The 2021 Term Loan has a variable interest rate resulting in an interest rate of 7.94% as of May 31, 2025 and February 28, 2025, which was based on SOFR plus 350 basis points. As of May 31, 2025 and February 28, 2025, the 2021 Term Loan had a principal balance outstanding of $1,053.5 million and $1,056.3 million, respectively. As of May 31, 2025, we had $0.2 million of accrued unpaid interest on our 2021 Term Loan recorded in accounts payable and accrued liabilities on the Unaudited Condensed Consolidated Balance Sheets. There were no outstanding borrowings, no letters of credit and $123.8 million available borrowing capacity under the 2021 Revolving Credit Facility as of May 31, 2025. There were no outstanding borrowings, no letters of credit and $155.0 million available borrowing capacity under the 2021 Revolving Credit Facility as of February 28, 2025.

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

Cash Flows

The following table presents net cash from operating, investing and financing activities:

	Three Months Ended May 31,
($ in thousands)	2025	2024
Net cash provided by operating activities	$41,795	$35,916
Net cash used in investing activities	(7,326)	(6,084)
Net cash used in financing activities	(3,896)	(3,006)
Effect of exchange rate changes on cash and cash equivalents	(2,693)	76
Net increase in cash, cash equivalents and restricted cash	27,880	26,902
Cash, cash equivalents and restricted cash at beginning of period	212,135	149,038
Cash, cash equivalents and restricted cash at end of period	$240,015	$175,940

Three Months Ended May 31, 2025 compared to Three Months Ended May 31, 2024

As of May 31, 2025, our consolidated cash, cash equivalents and restricted cash was $240.0 million, a $27.9 million increase from our balance of $212.1 million as of February 28, 2025.

Net cash provided by operating activities for the three months ended May 31, 2025 was $41.8 million compared to $35.9 million for the three months ended May 31, 2024. The $5.9 million increase in cash was primarily driven by an increase in subscriptions revenue and changes in working capital items in fiscal 2026.

Net cash used in investing activities was $7.3 million and $6.1 million for the three months ended May 31, 2025 and 2024, respectively, which primarily represented cash used for the development of our software platform.

Net cash used in financing activities was $3.9 million and $3.0 million for the three months ended May 31, 2025 and 2024, respectively. Repayments under the 2021 Term Loan were consistent between periods at $2.8 million. We paid $0.5 million in debt issue costs associated with the amendment of our Credit Agreement in fiscal 2026. We paid $0.2 million in additional finance lease payments in fiscal 2026 than in fiscal 2025. Additionally, we received $0.2 million from the exercise of stock options in fiscal 2025.

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

Amounts payable under the Tax Receivable Agreement will be contingent upon, among other things, our generation of taxable income over the term of the Tax Receivable Agreement. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits subject to the Tax Receivable Agreement, we would not be required to make the related payments under the Tax Receivable Agreement. Although the amount of any payments required to be made under the Tax Receivable Agreement may be significant, the timing of these payments will vary and will generally be limited to one payment per member per year. During the year ended February 28, 2025, we paid $1.8 million to Tax Receivable Agreement holders of E2open Holdings. We did not make any payments to Tax Receivable Agreement holders of E2open Holdings during the three months ended May 31, 2025.

On May 25, 2025, the TRA Amendment was signed in connection with the Merger Agreement with WiseTech. Under the TRA Amendment, the parties to the Tax Receivable Agreement will receive an aggregate of $52.5 million with the closing of the transaction with WiseTech in full satisfaction of our obligations under the Tax Receivable Agreement. This amount represents a reduction from what was contractually obligated to be paid under the change of control provisions of the Tax Receivable Agreement without the TRA Amendment. Any payments that were otherwise scheduled under the Tax Receivable Agreement prior to the closing of the transaction will not occur in accordance with the TRA Amendment.

As of May 31, 2025 and February 28, 2025, we had a current Tax Receivable Agreement liability of $42.7 million and $4.2 million, respectively, which was recorded in accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets. As of May 31, 2025, the full amount of the Tax Receivable Agreement liability was considered current under the TRA Amendment as it is payable upon closing of the merger transaction, which is expected to close by the end of the calendar year 2025. The determination of the current and long-term portion as of February 28, 2025 was based on management's estimate of taxable income for the fiscal year and the determination that a Tax Receivable Agreement liability payment was due and payable within the next twelve months.

The liability related to the Tax Receivable Agreement as of February 28, 2025 assumed (1) a corporate tax rate of 23.8%, (2) no dispositions of corporate subsidiaries, (3) no material changes in tax law and (4) we do not elect an early termination of the Tax Receivable Agreement. However, due to the uncertainty of various factors, including: (a) the timing and value of future exchanges, (b) the amount and timing of our future taxable income, (c) changes in our tax rate, (d) no future dispositions of any corporate stock, (e) changes in the tax law and (f) changes in the discount rate, the likely tax savings we will realize and the resulting amounts we are likely to pay to the selling equity holders of E2open Holdings pursuant to the Tax Receivable Agreement are uncertain. Interest accrues on the portion of the Tax Receivable Agreement liability recorded under ASC 805 at SOFR plus the applicable spread for the quarter. The portion of the Tax Receivable Agreement liability under ASC 450 was recorded on a gross undiscounted basis. These transactions, such as a conversion of Common Units to Class A Common Stock, result in a change in the Tax Receivable Agreement liability and a charge to equity.

The liability recorded on the balance sheet as of May 31, 2025 and February 28, 2025 does not include an estimate of the amount of payments to be made if certain sellers exchanged their remaining interests in E2open Holdings for our common stock, as this amount is dependent on several future variables, including timing of future exchanges, stock price at date of exchange, tax attributes of the individual parties to the exchange and changes in future applicable federal and state tax rates. The TRA Amendment would result in such an exchange upon closing the transaction with WiseTech and a $9.8 million obligation would be created upon this exchange. The $52.5 million settlement in the TRA Amendment is inclusive of this amount.

Warrant Liability

As of May 31, 2025 and February 28, 2025, there were an aggregate of 29,079,872 warrants outstanding. Each warrant entitles its holder to purchase one share of our Class A Common Stock at an exercise price of $11.50 per share. The warrants are recorded as a liability in warrant liability on the Condensed Consolidated Balance Sheets with a balance of $0.1 million and $0.6 million as of May 31, 2025 and February 28, 2025, respectively. During the three months ended May 31, 2025 and 2024, a gain of $0.5 million and $3.8 million was recognized in gain from change in fair value of the warrant liability in the Unaudited Condensed Consolidated Statements of Operations, respectively.

Contingent Consideration

The contingent consideration liability was $17.2 million and $5.1 million as of May 31, 2025 and February 28, 2025, respectively. The fair value remeasurements resulted in a loss of $12.1 million and $2.3 million for the three months ended May 31, 2025 and 2024, respectively. The change in the contingent consideration is recognized in gain (loss) from change in fair value of the contingent consideration in the Unaudited Condensed Consolidated Statements of Operations. The contingent liability represents the Series B-2 common stock and Series 2 RCUs.

Leases

We account for leases in accordance with ASC 842, which requires lessees to recognize lease liabilities and ROU assets on the balance sheet for contracts that provide lessees with the right to control the use of identified assets for periods of greater than 12 months.

Our non-cancelable operating leases for our office spaces and vehicles have various expiration dates through September 2031. Under these leases, our undiscounted future cash flows utilized in the calculation of the lease liabilities as of May 31, 2025 were: $5.2 million for June 1, 2025 through February 28, 2026, $5.4 million for fiscal 2027, $3.1 million for fiscal 2028, $1.5 million for fiscal 2029, $0.8 million for fiscal 2030 and $0.7 million thereafter. These numbers include interest of $1.9 million.

Our non-cancelable financing lease arrangements relate to software and computer equipment and have various expiration dates through November 2028. We have the right to purchase the software and computer equipment anytime during the lease or upon lease completion. Under these leases, our undiscounted future cash flows utilized in the calculation of the lease liabilities as of May 31, 2025 were: $1.8 million for June 1, 2025 through February 28, 2026, $1.9 million for fiscal 2027, $1.0 million for fiscal 2028 and $0.6 million for fiscal 2029. These numbers include interest of $0.5 million.

Global Business Services Agreement

On December 27, 2024, we entered into a Master Service Agreement (MSA) with a third party which will provide certain global business services, transformation advisory services and digital solutions for us in an effort to drive long-term transformation and efficiencies for its internal processes. The term of the agreement is seven years. The MSA can be terminated after twelve months with at least 180-days’ notice and payment of the applicable termination fee, which ranged from $2.5 million to $17.0 million depending upon the reason and timing of the termination. On June 19, 2025, an amendment to the MSA was signed and termination fees were adjusted to a range of $4.0 million to $13.2 million depending on the reason and timing of the termination.

Pending Corporate Transactions

On May 25, 2025, we entered into the Merger Agreement to be acquired by WiseTech. Under the terms of the transaction, our stockholders will receive $3.30 per share.

Effect on Capital Stock

At the closing of the transaction, each issued and outstanding share of Class A Common Stock, Series B-1 common stock, Series B-2 common stock, Common Units and Series 2 RCUs will be converted into the right to receive cash equal to $3.30. The Class V Common Stock will be cancelled and extinguished without any conversion or consideration paid.

Additionally, the outstanding warrants will automatically cease to represent a warrant exercisable for our Class A Common Stock and will become exercisable in exchange for the Warrant Price, or $11.50 per share, for $3.30 in accordance with the terms of the Warrant Agreement. If a registered holder under the Warrant Agreement properly exercises a warrant within 30 days following the public disclosure of the completion of the proposed merger with WiseTech, the Warrant Price with respect to such exercise shall be reduced by an amount equal to the difference of (a) the Warrant Price in effect prior to such reduction minus (b) (1) $3.30 minus (2) the Black-Scholes Warrant Value (as defined in the Warrant Agreement).

Treatment of Company Equity Awards

At the closing of the transaction, each outstanding option with an exercise price less than $3.30 will be cancelled and converted into the right to receive cash equal to the excess of $3.30 over the option's exercise price per share. Each outstanding option with an exercise price equal to or greater than $3.30 or where the performance-based vesting conditions are not satisfied as a result of the transaction, will be cancelled at the closing of the transaction with no cash payment made.

Any restricted stock unit (RSU) that is vested but unsettled immediately prior to the closing of the transaction, is held by a non-employee board of director or advisory board member, vests in connection with the transaction or is held by an award holder whose aggregate unvested RSUs has a value of $10,000 or less will be cancelled and converted into the right to receive cash equal to $3.30 per share.

All other outstanding RSUs will be cancelled and exchanged for WiseTech restricted stock unit awards covering a number of ordinary shares equal to the product of the equity award ratio and the number of Class A Common Stock underlying the RSU with any resulting fractional shares rounded down to the nearest whole share. If WiseTech determines that converting the RSUs into WiseTech restricted stock unit awards is impracticable, such RSUs will instead be converted into the right to receive cash equal to $3.30 per share.

For the performance-based RSUs, the revenue growth performance target will be deemed achieved at 100% and the stock price condition will be measured using a value of $3.30. Any performance-based vesting conditions that are not satisfied will result in the cancellation of the associated performance-based RSUs.

At the time of the transaction, each performance-based RSU with a time-vesting component that accelerates, or each performance-based RSU with no time-vesting component, will be converted into the right to receive cash equal to $3.30 per share. All other performance-based RSUs will be cancelled and exchanged for WiseTech restricted stock unit awards covering a number of ordinary shares equal to the product of the equity award ratio and the number of Class A Common Stock underlying the performance-based RSU, with any resulting fractional shares rounded down to the nearest whole share. If WiseTech determines that converting the performance-based RSUs into WiseTech restricted stock unit awards is impracticable, such performance-based RSUs will instead be converted into the right to receive cash equal to $3.30 per share.

Termination Rights and Termination Fees

The Merger Agreement between us and WiseTech contains certain customary termination rights including if the proposed merger is not completed on or before the Termination Date, unless WiseTech, under certain circumstances in its sole discretion, has extended the Termination Date to May 26, 2026. In the case of termination, we will be required to pay WiseTech a termination fee of $37.5 million and WiseTech is also required to pay us a termination fee of $75.0 million under certain conditions.

Tax Receivable Agreement Amendment

The Tax Receivable Agreement was amended in connection with the Merger Agreement. See Note 10, Tax Receivable Agreement for additional details. Under the TRA Amendment, the parties to the Tax Receivable Agreement will receive an aggregate of $52.5 million in cash in connection with the closing of the transaction with WiseTech in full satisfaction of our obligations under the Tax Receivable Agreement. This amount represents a reduction from what we otherwise would have been contractually obligated to pay under the change of control provisions of the Tax Receivable Agreement without the TRA Amendment. Any payments that were otherwise scheduled under the Tax Receivable Agreement prior to the closing of the transaction will not occur in accordance with the TRA Amendment.

Closing Conditions and Status

The closing of the transaction is dependent upon and subject to several closing conditions, including:

•
necessary regulatory approvals, including the expiration or termination of the waiting period under the HSR Act, and
•
the absence of any law, injunction or order prohibiting, enjoining or otherwise making illegal the closing of the transaction,
•
the TRA Amendment not having been amended or modified and being in full force and effect immediately prior to the effective time of the closing of the transaction; and
•
other customary closing conditions.

Pursuant to the rules adopted by the SEC, we prepared and filed with the SEC on July 2, 2025, a Preliminary Information Statement on Schedule 14C containing more information about the Merger Agreement and proposed merger with WiseTech.

During the three months ended May 31, 2025 and 2024, we incurred expenses of $5.5 million and $0.3 million related to the strategic review and sale of the Company. These expenses are included in acquisition-related expenses on the Unaudited Condensed Consolidated Statements of Operations.

The aggregate financial advisor fees associated with the transaction are not to exceed $33.1 million. Upon announcement of the transaction, $2.1 million of the financial advisor fees became payable, with the remainder of the fees contingent upon the closing of the transaction.

The transaction is expected to close by the end of calendar 2025.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. Preparation of the financial statements requires management to make judgments, estimates and assumptions that impact the reported amount of revenue and expenses, assets and liabilities and the disclosure of contingent assets and liabilities. We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on our unaudited condensed consolidated financial statements. Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies to the Notes to the Consolidated Financial Statements in our 2025 Form 10-K.

There have been no changes to our critical accounting policies and estimates during the three months ended May 31, 2025 from those previously disclosed in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2025 Form 10-K.

Recent Accounting Pronouncements

Recently issued accounting pronouncements are described in Note 3, Accounting Standards to the Notes to the Unaudited Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the market risks during the three and nine months ended May 31, 2025 from those previously disclosed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk of our 2025 Form 10-K.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the quarter ended May 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We review our disclosure controls and procedures, which may include internal controls over financial reporting, on an ongoing basis. From time to time, management makes changes to enhance the effectiveness of these controls and ensure that they continue to meet the needs of our business over time.

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

Item 1A. Risk Factors.

Except for the risks noted below, there have been no material changes to our risk factors from those previously disclosed in Part I, Item 1A, Risk Factors of our 2025 Form 10-K. You should carefully consider the risk factors below and those discussed in our 2025 Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or future results.

Risks Related to the Proposed Merger

Uncertainties associated with the proposed mergers could adversely affect our business, results of operations, stock price and financial condition.

On May 25, 2025, we entered into the Merger Agreement with WiseTech, providing for the acquisition of us by WiseTech. If the proposed merger is completed, our Class A Common Stock will be delisted from the NYSE and deregistered under the Exchange Act. Completion of the merger is subject to various closing conditions, including, but not limited to, the receipt of required regulatory clearances, including the expiration or termination of the applicable waiting period under the HSR Act. The regulatory agencies from which certain of these clearances will be sought have broad discretion in administering the governing regulations. As a condition to their clearance of the merger, agencies may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of the parties’ business. These requirements, limitations, costs, divestitures or restrictions could jeopardize or delay the completion of the proposed merger. The parties to the Merger Agreement may not receive the necessary approvals for the transaction or receive them within the expected timeframe. There is no guarantee that all closing conditions will be satisfied (or waived, if permitted by the Merger Agreement and applicable law). Many of the conditions to completion of the merger are not within our control, and we cannot predict when or if these conditions will be satisfied (or waived, if permitted by the Merger Agreement and applicable law). In addition, the merger may fail to close for other reasons.

The announcement and pending conclusion of the merger, as well as any delays in the expected timeframe, could cause disruption in and create uncertainties, which could have an adverse effect on our business, results of operations, stock price and financial condition, regardless of whether the transaction is completed, and could cause us not to realize some or all of the benefits that we expect to achieve if the merger is successfully completed within the expected timeframe. These risks include, but are not limited to:

•
an adverse effect on our relationship with vendors, customers and employees, including if our vendors, customers or others attempt to negotiate changes in existing business relationships, consider entering into business relationships with parties other than us, delay or defer decisions concerning their business with us or terminate their existing business relationships with us during the pending conclusion of the transaction;
•
a diversion of a significant amount of management time and resources towards the completion of the merger;
•
being subject to certain restrictions on the conduct of our business;
•
impacts on the price of our Class A Common Stock;
•
the requirement that we pay a termination fee of $37.5 million to WiseTech if the Merger Agreement is terminated under certain circumstances;
•
developments beyond our control, including, but not limited to, changes in domestic or global economic conditions that may affect the timing or success of the merger;
•
stockholder litigation that could prevent or delay the merger or negatively impact our business and operations;
•
possibly foregoing certain business opportunities that we might otherwise pursue absent the pending merger; and
•
difficulties attracting and retaining key employees.

Failure to complete the merger with WiseTech could adversely affect our business and the market price of our shares of Class A Common Stock.

The closing of the merger with WiseTech may not occur on the expected timeline or at all. The Merger Agreement contains certain termination rights for us and WiseTech, including (i) if the merger is not completed on or before the Termination Date, (subject to an extension, in WiseTech’s sole discretion for three months under certain circumstances for the purpose of obtaining certain regulatory approvals), (ii) if the other party breaches its representations, warranties or covenants in a manner that would cause the conditions to the closing of the merger set forth in the Merger Agreement to not be satisfied and fails to cure such breach, or (iii) if any law or order prohibiting the merger or the transaction contemplated thereby has become final and non-appealable. If the merger is not completed, the price of our Class A Common Stock may decline, and you may not receive a price for your shares similar to what has been offered pursuant to the merger.

In addition, if the Merger Agreement is validly terminated by WiseTech under the circumstances set forth in the Merger Agreement, we will be required to pay WiseTech a termination fee equal to $37.5 million. If we are required to pay this termination fee, such fee, together with costs incurred to execute the Merger Agreement and pursue the merger, could have a material adverse effect on our financial condition and results of operations.

The Merger Agreement contains provisions that limit our ability to pursue alternatives to the merger with WiseTech.

Under the Merger Agreement, we are restricted from soliciting, initiating, proposing, inducing, facilitating or knowingly encouraging alternative acquisition proposals from third parties and/or providing non-public information to third parties in response to any inquiries regarding, or the submission of any proposal or offer that constitutes, or would reasonably be expected to lead to, any Acquisition Proposal (as defined in the Merger Agreement). These provisions could discourage a third party that may have an interest in acquiring all or a significant part of our business from considering or proposing that acquisition, even if such third party were prepared to pay consideration with a higher value than the value of the consideration in the merger.

We are subject to certain restrictions on the conduct of our business under the terms of the Merger Agreement.

Under the terms of the Merger Agreement, we have agreed to certain restrictions on the operations of our business that could harm our business relationships, financial condition, operating results, cash flows and business, including restrictions with respect to our ability to, among other things, subject to certain specified exceptions, (as set forth in the Merger Agreement): adopt, amend, modify or terminate any employee plans (as defined in the Merger Agreement); materially increase the compensation of any director, officer or employee; hire or terminate any employee earning above a certain salary or wage (other than in the ordinary course); compromise or settle certain legal proceedings; change our methods, principles or practices of financial accounting; incur capital expenditures above specified thresholds; freely issue securities; and incur indebtedness (subject to certain exceptions). Because of these restrictions, we may be prevented from undertaking certain actions with respect to the conduct of our business that we might otherwise have taken if not for the Merger Agreement. Such restrictions could prevent us from pursuing certain business opportunities that arise prior to the effective time of the merger with WiseTech and are outside the ordinary course of business and could otherwise adversely affect our business and operations prior to completion of the merger with WiseTech.

Lawsuits may be filed against us relating to the merger with WiseTech, which could adversely affect our business, financial condition and operating results.

Lawsuits relating to the merger with WiseTech could be filed against us. Such litigation is common in connection with acquisitions of public companies, regardless of any merits related to the underlying acquisition. The outcome of any lawsuits filed against us would be uncertain, and we may not be successful in defending against any such claims. While we will defend against any lawsuits filed against us in connection with the merger with WiseTech, the costs of the defense of such actions and other effects of such litigation could have an adverse effect on our business, financial condition and operating results.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the quarter ended May 31, 2025, none of our directors and officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description
2.1

Agreement and Plan of Merger, dated May 25, 2025, by and among WiseTech Global Limited, Emerald Parent Merger Sub Corp, Emerald Holdings Merger Sub LLC, E2open Parent Holdings, Inc and E2open Holdings, LLC (incorporated by reference to Exhibit 2.1 to Form 8-K, filed with the SEC on May 27, 2025).

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

4.3	Description of the Registrant’s Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.3 to Form 10-K, filed with the SEC on May 1, 2023).
10.1	Amendment No. 5 to Credit Agreement and Agency Resignation and Appointment (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on April 28, 2025).
10.2

Tax Receivable Agreement Amendment No. 1, dated May 25, 2025, by and among E2open Parent Holdings, Inc. and E2open Holdings, LLC and the other parties thereto (incorporated by reference to Exhibit 10.1 to Form 8-K, filed with the SEC on May 27, 2025).

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

E2open Parent Holdings, Inc.

Date: July 10, 2025	By:	/s/ Andrew M. Appel
Andrew M. Appel
Chief Executive Officer

Date: July 10, 2025	By:	/s/ Marje Armstrong
Marje Armstrong
Chief Financial Officer